Form 10-Q
period 2018-06-30
Focus Financial Partners Inc.
filed 2018-08-28
CIK 1651052

Use these links to rapidly review the document

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38604

Focus Financial Partners Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4780811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
825 Third Avenue, 27th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(646) 519-2456
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No*

        *We completed our initial public offering on July 30, 2018 and, accordingly, have not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended for the past 90 days.

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☒	Smaller reporting company ☐ (Do not check if a smaller reporting company) Emerging growth company ☒

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

        As of August 28, 2018, the registrant had 42,529,651 shares of Class A common stock and 22,780,877 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

i

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

Financial Statements Introductory Note

        The financial statements and other disclosures contained in this report include those of Focus Financial Partners Inc. ("we," "us," "our," "Focus Inc." or the "Registrant"), which is the registrant, and those of Focus Financial Partners, LLC, a Delaware limited liability company ("Focus LLC" or the "Company"), which became the principal operating subsidiary of the Registrant in a series of reorganization transactions that were completed on July 30, 2018 (the "Reorganization Transactions") in connection with our initial public offering ("IPO"). Accordingly, because we had no substantial assets or activities (except for activities relating to our IPO) as of June 30, 2018 and because the Reorganization Transactions had not been completed as of such date, we believe that it is informative to provide the financial statements and various other disclosures of Focus LLC as of June 30, 2018 and for three and six months ended June 30, 2017 and 2018. For more information regarding the transactions described above, see Note 2, "Summary of Accounting Policies—Subsequent Events," to the Focus LLC financial statements contained in this Quarterly Report on Form 10-Q.

FOCUS FINANCIAL PARTNERS INC.
Unaudited Balance Sheets

	December 31, 2017	June 30, 2018
ASSETS
Cash	$8	$8

SHAREHOLDER'S EQUITY
Class A common stock, $0.01 par value—500 shares authorized, 10 shares issued and outstanding	—	—
Class B common stock, $0.01 par value—500 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	100	100
Accumulated deficit	(92)	(92)

Total shareholder's equity	$8	$8

See notes to balance sheets

FOCUS FINANCIAL PARTNERS INC.
Notes to unaudited balance sheets

1.     ORGANIZATION

        Focus Inc. was formed as a Delaware corporation on July 29, 2015. The Registrant's fiscal year end is December 31. The Registrant was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Focus LLC. On July 30, 2018, the Registrant became the managing member of Focus LLC and operates and controls the businesses and affairs of Focus LLC and, through Focus LLC and its subsidiaries, continue to conduct the business now conducted by these subsidiaries.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Accounting—The Balance Sheets have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Separate Statements of Income, Shareholder's Equity and of Cash Flows have not been presented as there have been no operating activities by this entity other than $92 in cumulative bank account fees. The Registrant's initial issuance of Class A common stock was on October 5, 2015.

3.     SHAREHOLDER'S EQUITY

        Ruediger Adolf, the Chairman and Chief Executive Officer of the Registrant, was the sole shareholder of the Registrant as of June 30, 2018. He contributed $100 to the Registrant on October 5, 2015 to purchase 10 shares of Class A common stock. On July 30, 2018, the 10 shares issued to Ruediger Adolf were cancelled by the Registrant.

        Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to shareholders for vote, consent or approval. Holders of Class B common stock are entitled to one vote for each share of Class B common stock held.

4.     SUBSEQUENT EVENTS

        Refer to Note 2, "Summary of Accounting Policies—Subsequent Events," in the Focus LLC unaudited condensed consolidated financial statements for information regarding the Reorganization Transactions (which were completed on July 30, 2018), IPO (which was completed on July 30, 2018) as well as the use of proceeds from such offering and the amendment to Focus LLC's Credit Facility (as defined below) entered into on June 29, 2018 and effective as of July 30, 2018.

        The Registrant has conducted a review for and evaluated subsequent events from July 1, 2018 through August 28, 2018, the date the balance sheets were available to be issued.

FOCUS FINANCIAL PARTNERS, LLC

Unaudited condensed consolidated balance sheets

(In thousands)

	December 31, 2017	June 30, 2018
ASSETS
Cash and cash equivalents	$51,455	$32,572
Accounts receivable less allowances of $505 at 2017 and $1,143 at 2018	73,513	94,145
Prepaid expenses and other assets	37,423	75,089
Fixed assets—net	21,397	22,767
Debt financing costs—net	13,278	11,804
Goodwill	515,489	639,599
Other intangible assets—net	522,282	626,734

TOTAL ASSETS	$1,234,837	$1,502,710

LIABILITIES, MEZZANINE EQUITY, AND MEMBERS' DEFICIT:
LIABILITIES:
Accounts payable	$5,752	$9,106
Accrued expenses	23,626	37,209
Due to affiliates	33,698	25,709
Deferred revenue	6,094	5,826
Other liabilities	99,077	131,049
Borrowings under credit facilities (stated value of $1,000,012 and $1,195,535 at December 31, 2017 and June 30, 2018)	980,502	1,188,605

TOTAL LIABILITIES	1,148,749	1,397,504

MEZZANINE EQUITY:
Redeemable common and incentive units	166,249	166,249
Convertible preferred units	698,500	698,500

TOTAL MEZZANINE EQUITY	864,749	864,749

COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBERS' DEFICIT	(778,661)	(759,543)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND MEMBERS' DEFICIT	$1,234,837	$1,502,710

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS, LLC

Unaudited condensed consolidated statements of operations

(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2018	2017	2018
REVENUES:
Wealth management fees	$145,355	$216,328	$269,217	$400,651
Other	11,875	15,107	23,559	27,013

Total revenues	157,230	231,435	292,776	427,664

OPERATING EXPENSES:
Compensation and related expenses	56,418	81,273	105,513	154,622
Management fees	39,553	60,559	72,798	106,859
Selling, general and administrative	40,721	41,493	67,944	77,780
Intangible amortization	14,292	22,290	27,490	41,784
Non-cash changes in fair value of estimated contingent consideration	2,175	11,944	2,097	18,315
Depreciation and other amortization	1,608	2,162	3,077	4,044

Total operating expenses	154,767	219,721	278,919	403,404

INCOME FROM OPERATIONS	2,463	11,714	13,857	24,260

OTHER INCOME (EXPENSE):
Interest income	26	235	42	377
Interest expense	(7,051)	(18,212)	(13,042)	(32,484)
Amortization of debt financing costs	(691)	(929)	(1,382)	(1,888)
Gain on sale of investment	—	—	—	5,509
Loss on extinguishment of borrowings	—	—	—	(14,011)
Other (expense) income—net	(120)	203	(247)	296
Income from equity method investments	416	79	708	153

Total other expense—net	(7,420)	(18,624)	(13,921)	(42,048)

LOSS BEFORE INCOME TAX	(4,957)	(6,910)	(64)	(17,788)
INCOME TAX EXPENSE	282	746	724	1,922

NET LOSS	$(5,239)	$(7,656)	$(788)	$(19,710)

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS, LLC

Unaudited condensed consolidated statements of comprehensive income (loss)

(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2018	2017	2018
Net loss	$(5,239)	$(7,656)	$(788)	$(19,710)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	692	(1,122)	1,602	(1,506)

Comprehensive income (loss)	$(4,547)	$(8,778)	$814	$(21,216)

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS, LLC

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the Six Months Ended June 30,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(788)	$(19,710)
Adjustments to reconcile net loss to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	27,490	41,784
Depreciation and other amortization	3,077	4,044
Amortization of debt financing costs	1,382	1,888
Non-cash equity compensation expense	3,779	7,555
Non-cash changes in fair value of estimated contingent consideration	2,097	18,315
Income from equity method investments	(708)	(153)
Distributions received from equity method investments	571	613
Other non-cash items	325	(203)
Loss on extinguishment of borrowings	—	14,011
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(17,483)	(21,467)
Prepaid expenses and other assets	5,248	(14,791)
Accounts payable	196	3,324
Accrued expenses	(3,812)	12,358
Due to affiliates	(5,250)	(7,548)
Other liabilities	(5,915)	(2,600)
Deferred revenue	(311)	(268)

Net cash provided by operating activities	9,898	37,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(114,189)	(215,332)
Purchase of fixed assets	(2,720)	(4,429)
Investment and other	(500)	(24,300)

Net cash used in investing activities	(117,409)	(244,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	173,000	200,000
Repayments of borrowings under credit facilities	(54,167)	(4,477)
Contingent consideration paid	(3,179)	(4,814)
Payments of debt financing costs	—	(1,981)
Payments on capital lease obligations	(107)	(116)
Distributions for unitholders	(2,168)	(506)

Net cash provided by financing activities	113,379	188,106

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	68	(80)

CHANGE IN CASH AND CASH EQUIVALENTS	5,936	(18,883)
CASH AND CASH EQUIVALENTS:
Beginning of period	16,508	51,455

End of period	$22,444	$32,572

See Note 9 for supplemental cash flow disclosure
See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS, LLC

Unaudited condensed consolidated statements of members' deficit

(In thousands)

	Common Units	Accumulated Deficit	Accumulated Other Comprehensive Loss	Deemed Capital Contribution	Total Members' Deficit
MEMBERS' DEFICIT—January 1, 2018	$4,347	$(805,470)	$(8,269)	$30,731	$(778,661)
Net loss	—	(19,710)	—	—	(19,710)
Issuance of restricted common units in connection with acquisitions and contingent consideration	32,829	—	—	—	32,829
Non-cash equity compensation expense—net of related forfeitures, related to incentive units	—	—	—	7,555	7,555
Currency translation adjustment—net of tax	—	—	(1,506)	—	(1,506)
Distributions for unitholders	—	(50)	—	—	(50)

MEMBERS' DEFICIT—June 30, 2018	$37,176	$(825,230)	$(9,775)	$38,286	$(759,543)

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements

(In thousands, except unit data)

1. GENERAL

        Organization and Business—Focus LLC is a Delaware limited liability company that was formed in November 2004. The Company's subsidiaries commenced revenue-generating and acquisition activities in January 2006. The Company's activities were governed by its Third Amended and Restated Operating Agreement, as amended, through July 30, 2018 and its Fourth Amended and Restated Operating Agreement (the "Fourth Amended and Restated Operating Agreement"), effective on July 30, 2018.

        The Company is in the business of acquiring and overseeing independent fiduciary wealth management and related businesses.

2. SUMMARY OF ACCOUNTING POLICIES

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in Focus Inc.'s final prospectus dated July 25, 2018, as filed with the SEC on July 27, 2018 (the "Final Prospectus").

        Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

        Use of Estimates—The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition—

        Wealth Management Fees—The Company, solely through its subsidiaries, recognizes revenue from wealth management fees, which are primarily comprised of fees earned for advising on the assets of clients, financial and tax planning fees, consulting fees, tax return preparation fees, fees for family office services, and fees for wealth management and operational support services provided to third-party wealth management firms. Client arrangements may contain a single or multiple performance obligations, each of which are separately identifiable and accounted for as the related services are provided and consumed over time. Fees are primarily based either on a contractual percentage of the client's assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly, or semiannual basis and such fees earned as the services are performed over time. Revenue for wealth management and operational support services provided to third-party wealth management firms is presented net since these services are performed in an agent

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

capacity. Wealth management fees are recorded when: (i) an arrangement with a client has been identified, (ii) the performance obligations have been identified, (iii) the fee or other transaction price has been determined; (iv) the fee or other transaction price has been allocated to each performance obligation; and (v) the Company has satisfied the applicable performance obligation.

        Other—Other revenue primarily includes fees earned for recordkeeping and administration services provided to employee benefit plans as well as commissions and distribution fees. Client arrangements may contain a single or multiple performance obligations, each of which are separately identifiable and accounted for as the related services are provided and consumed over time. Recordkeeping and administration revenue, in accordance with the same five criteria above, is recognized over the period in which services are provided. Commissions and distribution fees, in accordance with the same five criteria above, are recognized when earned.

        Deferred Revenue—Fees collected in advance are deferred and recognized in revenue over the period earned with the unrecognized portion of fees collected in advance recorded as deferred revenue in the accompanying consolidated balance sheets.

        The Company disaggregates revenue based on the above two categories. The Company does not allocate revenue by the type of service provided in connection with providing holistic wealth management client services. The Company generally manages its business based on the operating results of the enterprise taken as a whole, not by geographic region. The following table disaggregates the revenues based on the location of the partner firm that generates the revenues and therefore may not be reflective of the geography in which clients are located.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Domestic revenue	$152,789	$225,894	$284,263	$416,519
International revenue	4,441	5,541	8,513	11,145

Total revenue	$157,230	$231,435	$292,776	$427,664

        Segment Reporting—Management has determined that the Company operates in one operating segment, as a wealth management focused organization, which is consistent with our structure and how we manage the business. The Company's acquired businesses have similar economic and business characteristics. The services provided are wealth management related and our businesses are subject to a similar regulatory framework. Furthermore, the Company's Chief Operating Decision Maker, which is the Company's Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

        Income Taxes—On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. Among other things, the Tax Act reduced the U.S. federal corporate income tax rate from a maximum rate of 35%, to a flat rate of 21%, effective January 1, 2018. The Company is principally structured as a limited liability company treated as a partnership for U.S. income tax purposes and therefore does not pay income taxes on its taxable income in most jurisdictions in which it operates. The Company is subject to income taxes on its taxable income in certain foreign countries, in certain state and local

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

jurisdictions that impose income taxes on partnerships, such as the New York City Unincorporated Business Tax, and on the taxable income of its U.S. corporate subsidiaries. The Company's income tax expense for the three and six months ended June 30, 2018 reflects the reduction in the U.S. corporate income tax rate imposed on its U.S. corporate subsidiaries.

        The Tax Act also requires companies to pay a one-time repatriation tax on previously unremitted earnings of certain non-U.S. corporate subsidiaries. All of the Company's operations outside the U.S. are conducted by entities that are either disregarded entities or partnerships for U.S. income tax purposes, and, as a result, the deemed repatriation transition tax does not apply to these entities or their earnings.

        In accordance with the guidance provided by Staff Accounting Bulletin No. 118 ("SAB No. 118"), the Company recognized an income tax benefit of $2,653 for the year ended December 31, 2017 related to the remeasurement of its U.S. corporate deferred tax assets and liabilities. The Company has completed its assessment of the impact of the Tax Act and no measurement period adjustments, as permitted under SAB No. 118, are expected.

        Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date." ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year for public companies. ASU No. 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP when it became effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. Additionally, ASU No. 2014-09 requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company adopted ASU No. 2014-09 using the retrospective transition method. The adoption of ASU No. 2014-09 did not have a material effect on the Company's consolidated financial statements and no adjustments were required to prior periods because there were no changes to the Company's recognition of revenues or presentation of revenues in the consolidated statements of operations.

        In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 was effective for the Company beginning January 1, 2018. The adoption of ASU No. 2016-01 did not have a material effect on the Company's consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" and in July 2018, the FASB issued ASU 2018-10 "Codification Improvements to Topic 842, Leases" and ASU 2018-11 "Leases (Topic 842) Targeted Improvements" (collectively "ASC Topic 842"). ASC Topic 842 requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

manner similar to current practice. ASC Topic 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASC Topic 842 is effective for the Company for interim and annual periods beginning January 1, 2019 and early adoption is permitted. We expect that most of the Company's operating lease commitments will be subject to ASC Topic 842 and recognized as operating lease liabilities and right of use assets upon adoption, resulting in a significant increase in assets and liabilities on the consolidated balance sheet. We are continuing our assessment of ASC Topic 842 which may identify additional impacts that ASC Topic 842 will have on the Company's consolidated financial statements and disclosures.

        In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation". The objective of this amendment is part of the FASB's Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 was effective for the Company on January 1, 2017. The adoption of ASU No. 2016-09 did not have a material effect on the Company's consolidated financial statements.

        In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU No. 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU No. 2016-15 on January 1, 2017. The adoption of ASU No. 2016-15 did not have a material effect on the Company's consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business", which amends the guidance of FASB Accounting Standards Codification Topic 805, "Business Combinations", adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU No. 2017-01 was effective for the Company prospectively on January 1, 2018. The adoption of ASU No. 2017-01 did not have a material effect on the Company's consolidated financial statements.

        In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment", which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively, early adoption is permitted. ASU No. 2017-04 is not expected to have a material effect on the Company's consolidated financial statements.

        In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting". ASU No. 2017-09 provides guidance that clarifies when changes to the terms or conditions of a share-based payment award require the application of modification accounting under ASC 718. ASU No. 2017-09 will allow for certain changes to be made to awards without accounting for them as modifications. The Company early adopted ASU No. 2017-09

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

during the year ended December 31, 2017. The adoption of ASU No. 2017-09 did not have a material effect on the Company's consolidated financial statements.

        In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting", which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after adoption of ASU No. 2014-09. The Company has not yet determined the effect of ASU No. 2018-07 on its ongoing financial reporting.

  Subsequent Events—

Initial Public Offering

        On July 30, 2018, Focus Inc. completed its IPO of 18,648,649 shares of its Class A common stock, par value $0.01 per share, including 2,432,432 shares of Class A common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $33.00 per share. The shares began trading on the NASDAQ Global Select Market on July 26, 2018 under the ticker symbol "FOCS."

Reorganization Transactions

        In connection with the IPO, the Company completed the Reorganization Transactions. The equity interests in the Company at the date of the IPO consisted of convertible preferred units, common units and incentive units, each incentive unit having a hurdle amount similar to the exercise price of a stock option. The owners of Company units immediately prior to the IPO ("Existing Owners") primarily included (i) affiliates of the Company's private equity investors ("Private Equity Investors"), (ii) members of management of the Company, (iii) current and former principals of independent fiduciary wealth management and related businesses acquired by the Company and (iv) current and former employees of the Company.

        The following steps were implemented in connection with the Reorganization Transactions:

  •
  The Company purchased, utilizing existing working capital, all common units held by Existing Owners who were not accredited investors, as defined by Rule 501 of Regulation D, at a purchase price per unit equal to 1.25 times the IPO price of $33.00 per share ("Gross IPO Price"). The Company accelerated the vesting of all unvested incentive units held by Existing Owners who were not accredited investors and converted the incentive units of each such holder into a number of common units equal to (i) the number of such incentive units times the Gross IPO Price, minus the aggregate hurdle amount of such incentive units, divided by (ii) the Gross IPO Price (the "Appropriate Conversion Number"). The Company then purchased all common units issued upon such conversion at a purchase price per unit equal to 1.25 times the Gross IPO Price. The Company paid a total of $26,001 to Existing Owners who were not accredited investors.

  •
  Existing owners who were accredited investors and held fewer than 85,000 common units and incentive units in the aggregate are referred to as "Mandatorily Exchanging Owners." The

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

    Company converted all vested and unvested incentive units of Mandatorily Exchanging Owners into the Appropriate Conversion Number of vested and unvested common units, respectively. Mandatorily Exchanging Owners were given an election to sell up to 100% of their vested common units (after giving effect to such conversion) to Focus Inc. at the Gross IPO Price less the underwriting discount (the "Net IPO Price"), subject to cut-backs depending on the proceeds available from the IPO. The vested and unvested common units of a Mandatorily Exchanging Owner not sold were exchanged for an equal number of shares of vested Class A common stock and unvested Class A common stock of Focus Inc. Mandatorily Exchanging Owners of vested common units issued upon conversion of vested incentive units and not sold received (i) vested non-compensatory stock options of Focus Inc. to purchase a number of shares of Class A common stock of Focus Inc. equal to (A) the number of vested incentive units that were converted into such vested common units minus (B) the number of shares of vested Class A common stock issued in such exchange and (ii) cash in an amount equal to 65% of the fair market value of such non-compensatory stock options. Mandatorily Exchanging Owners of unvested common units issued upon conversion of unvested incentive units and not sold received unvested compensatory stock options of Focus Inc. to purchase a number of shares of Class A common stock of Focus Inc. equal to (i) the number of unvested incentive units that were converted into such unvested common units minus (ii) the number of shares of unvested Class A common stock issued in such exchange.

  •
  Existing Owners who were accredited investors and held 85,000 or more common units and incentive units in the aggregate were given an election to sell up to 100% of their vested common units and vested incentive units (after conversion into the Appropriate Conversion Number of common units) to Focus Inc. at the Net IPO Price, subject to cut-backs depending on the proceeds available from the IPO. These Existing Owners were also given an election to exchange all or a portion of their remaining common units and incentive units for vested and unvested Class A common stock of Focus Inc. These Existing Owners continue to hold their common units and incentive units of the Company remaining after any such sale or exchange.

  •
  All outstanding convertible preferred units of direct or indirect owners of the Company's convertible preferred units that are treated as corporations for U.S. federal income tax purposes were converted into common units on a one-for-one basis and each common unit was exchanged for one share of Class A common stock of Focus Inc. All outstanding convertible preferred units of direct or indirect owners of the Company's convertible preferred units that are not treated as corporations for U.S. federal income tax purposes were converted into common units on a one-for-one basis and certain of these common units were exchanged for shares of Class A common stock of Focus Inc.

        Existing Owners who hold common units of the Company after the Reorganization Transactions received shares of Class B common stock of Focus Inc. Shares of Class B common stock do not entitle their holders to any economic rights. Holders of Class A common stock and Class B common stock of Focus Inc. will vote together as a single class on all matters presented to the shareholders of Focus Inc. for their vote or approval, except as otherwise required by applicable law. Each share of Class B common stock will entitle its holder to one vote.

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        In connection with the Reorganization Transactions, Focus Inc. issued an aggregate of 23,881,002 shares of Class A common stock, compensatory stock options to purchase an aggregate of 386,832 shares of Class A common stock, non-compensatory stock options to purchase an aggregate of 348,577 shares of Class A common stock and an aggregate of 22,499,665 shares of Class B common stock. Due to certain post-closing adjustments, Focus Inc. cancelled 240,457 shares of Class A common stock and issued 240,457 shares of Class B common stock effective as of the closing date of the IPO.

        Following completion of the IPO and the Reorganization Transactions, Focus Inc. held an approximate 59.2% interest in the Company, assuming vesting of all outstanding unvested incentive units, conversion of all outstanding incentive units into 6,814,600 common units in connection with exercise of an exchange right and a then-current value of the common units equal to the $33.00 IPO price per share of Class A common stock.

Use of Proceeds

        Focus Inc. received $564,826 of estimated net proceeds from the sale of the Class A common stock in the IPO including $74,651 in connection with the full exercise of the option to purchase additional shares granted to the underwriters. Focus Inc. used $11,137 of the net proceeds to pay Mandatorily Exchanging Owners who elected to sell their units of the Company and $24,400 to pay other Existing Owners who elected to sell their units of the Company. Focus Inc. contributed $529,289 of the net proceeds from the IPO to the Company in exchange for 17,583,947 common units of the Company. The Company used $392,535 of such contribution to reduce indebtedness under its Credit Facility (as defined below). The remaining $136,754 of such contribution will be used by the Company for acquisitions and general corporate business purposes and to pay the expenses of the IPO.

Amendment to Credit Facility

        In June 2018, the Company entered into an amendment to its Credit Facility that became effective upon closing of the IPO. The Company's First Lien Term Loan (as defined below) was reduced to $803,000 and was amended to reduce the Company's interest rate to the London InterBank Offered Rate ("LIBOR") plus a margin of 2.75% or the lender's Base Rate (as defined in the Credit Facility) plus a margin of 1.75%; provided that, from and after the later of (x) July 18, 2018 and (y) the first date on which the Company has obtained public corporate family ratings of at least Ba3 (stable) from Moody's and BB– (stable) from S&P, the foregoing rates shall be reduced to LIBOR plus a margin of 2.50% or the lender's Base Rate plus a margin of 1.50%. The Company's First Lien Revolver (as defined below) was amended to increase the Company's borrowing capacity to $650,000 and extend the maturity date to 5 years from the effective date of the amendment. The Company's First Lien Revolver was also amended such that it will bear interest at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender's Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio (as defined in the Credit Facility). The First Lien Revolver unused commitment fee will be 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio. The Company's Credit Facility was also amended to require the Company to maintain a First Lien Leverage Ratio of not more than 6.25:1.00 instead of the prior requirement to maintain a Total Secured Leverage Ratio

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

(as defined in the Credit Facility) of 8.85:1.00. Additionally, the Company repaid the $207,000 Second Lien Term Loan in July 2018.

Tax Receivable Agreements

        In connection with the closing of the IPO, Focus Inc. entered into two Tax Receivable Agreements; one with certain entities affiliated with the Private Equity Investors and the other with certain other continuing and former owners of the Company (the "TRA holders"). The agreements generally provide for the payment by Focus Inc. to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Focus Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. Focus Inc. will retain the benefit of the remaining 15% of these cash savings.

2018 Omnibus Incentive Plan

        On July 30, 2018, the Board of Directors of Focus Inc. (the "Board") adopted the Omnibus Plan for the employees, consultants and the directors of the Company and its affiliates who perform services for it. The Omnibus Plan provides for potential grants of the following awards with respect to shares of Focus Inc.'s Class A common stock, to the extent applicable: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options or any other form of stock options; (iii) restricted stock awards; (iv) phantom stock awards; (v) restricted stock units; (vi) bonus stock; (vii) performance awards; (viii) annual cash incentive awards; (ix) any of the foregoing award types (other than incentive stock options) as awards related to the Company's units; and (x) incentive units in the Company.

        The maximum aggregate number of shares of Focus Inc.'s Class A common stock that may be issued pursuant to awards under the Omnibus Plan shall not exceed 6,000,000 shares (including such number of the Company's units or other securities which can be exchanged or converted into shares). The reserve pool is subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of awards, as provided under the Omnibus Plan. If the shares or units subject to any award are not issued or transferred, or cease to be issuable or transferable for any reason, including (but not exclusively) because shares or units are withheld or surrendered in payment of taxes or any exercise or purchase price relating to an award or because an award is forfeited, terminated, expires unexercised, is settled in cash or is otherwise terminated without a delivery of shares or units, those shares or units will again be available for issue, transfer or exercise pursuant to awards under the Omnibus Plan to the extent allowable by law. The Omnibus Plan also contains a provision that will add an additional number of shares equal to the lesser of (a) 3,000,000 shares, (b) 5% of the outstanding (vested and unvested) shares and the Company's units of the last day of the previous year, and (c) an amount determined by the Board, each year between 2019 and 2028.

        The Company has conducted a review for and evaluated subsequent events from July 1, 2018 through August 28, 2018, the date the consolidated financial statements were available to be issued.

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

3. ACQUISITIONS

Business Acquisitions

        Business acquisitions are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805: Business Combinations.

        The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the six months ended June 30, 2018 is as follows:

Number of business acquisitions closed	11
Consideration:
Cash due at closing and option premium	$215,044
Fair market value of common units issued	32,440
Fair market value of estimated contingent consideration	21,878

Total consideration	$269,362

Allocation of purchase price:
Total tangible assets	$2,046
Total liabilities assumed	(1,362)
Customer relationships	128,780
Management contracts	15,120
Goodwill	124,479
Other intangibles	299

Total allocated consideration	$269,362

        Management believes approximately $222,196 of tax goodwill and intangibles related to business acquisitions completed during the six months ended June 30, 2018 will be deductible for tax purposes. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

        The accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2018 includes revenue and income from operations for the business acquisitions that are new subsidiary partner firms from the date they were acquired of $31,783 and $4,736.

Asset Acquisitions

        The Company also separately purchased customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805, Business Combinations. Total purchase consideration for asset acquisitions during the six months ended June 30, 2018 was $903 in cash plus contingent consideration as additional purchase consideration when the outcome is determinable.

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

3. ACQUISITIONS (Continued)

        The weighted-average useful lives of intangible assets acquired during the six months ended June 30, 2018 through business acquisitions and asset acquisitions are as follows:

Number of Years
Management contracts	20
Customer relationships	10
Other intangibles	5
Weighted-average useful life of all intangibles acquired	11

        From July 1, 2018, to August 28, 2018, the Company completed wealth management business acquisitions and acquired customer relationships and other intangible assets for cash at closing, cash due subsequent to closing and restricted common unit consideration of $118,960, plus contingent consideration.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table summarizes the change in the goodwill balances for the year ended December 31, 2017 and the six months ended June 30, 2018:

	December 31, 2017	June 30, 2018
Balance beginning of period:
Goodwill	$339,129	$538,113
Cumulative impairment losses	(22,624)	(22,624)

	316,505	515,489

Goodwill acquired	198,546	124,479
Other	438	(369)

	198,984	124,110

Balance end of period:
Goodwill	538,113	662,223
Cumulative impairment losses	(22,624)	(22,624)

	$515,489	$639,599

        The following table summarizes the amortizing acquired intangible assets at December 31, 2017:

	Gross Carry Amount	Accumulated Amortization	Net Book Value
Customer relationships	$713,966	$(270,629)	$443,337
Management contracts	103,316	(25,976)	77,340
Other intangibles	3,436	(1,831)	1,605

Total	$820,718	$(298,436)	$522,282

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table summarizes the amortizing acquired intangible assets at June 30, 2018:

	Gross Carry Amount	Accumulated Amortization	Net Book Value
Customer relationships	$844,407	$(308,776)	$535,631
Management contracts	118,371	(28,917)	89,454
Other intangibles	3,841	(2,192)	1,649

Total	$966,619	$(339,885)	$626,734

5. FAIR VALUE MEASUREMENTS

        ASC Topic 820, Fair Value Measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances.

        The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

        Level 1—Unadjusted price quotations in active markets for identical assets or liabilities.

        Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

        Level 3—Significant unobservable inputs that are not corroborated by market data.

        The implied fair value of the Company's First Lien Term Loan and Second Lien Term Loan based on Level 2 inputs at December 31, 2017 and June 30, 2018 are as follows:

	December 31, 2017		June 30, 2018
	Stated Value	Fair Value	Stated Value	Fair Value
First Lien Term Loan	$793,012	$799,952	$988,535	$988,535
Second Lien Term Loan	207,000	208,811	207,000	209,070

        For business acquisitions, the Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on Level 3 inputs.

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2017 and the six months ended June 30, 2018:

Balance as of January 1, 2017	$26,188
Additions to estimated contingent consideration	37,551
Payments of contingent consideration	(9,435)
Non-cash changes in fair value of estimated contingent consideration	22,294
Other	79

Balance as of December 31, 2017	76,677
Additions to estimated contingent consideration	21,878
Payments of contingent consideration	(8,319)
Non-cash changes in fair value of estimated contingent consideration	18,315
Other	(150)

Balance at June 30, 2018	$108,401

        Estimated contingent consideration is included in other liabilities in the accompanying consolidated balance sheets.

        In determining fair value of the estimated contingent consideration, the acquired business's future performance is estimated using financial projections for the acquired businesses. These financial projections, as well as alternative scenarios of financial performance, are measured against the performance targets specified in each respective acquisition agreement. The fair value of the Company's estimated contingent consideration is established using the monte carlo simulation model.

        The significant unobservable input used in the fair value measurement of the Company's estimated contingent consideration is the forecasted growth rates over the measurement period. Significant increases or decreases in the Company's forecasted growth rates over the measurement would result in a higher or lower fair value measurement.

        Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2017 and June 30, 2018 are summarized below:

Quantitative Information About Level 3 Fair Value Measurements
Fair Value at December 31, 2017	Valuation Techniques	Unobservable Input	Range
$76,677	Monte carlo simulation model	Forecasted growth rates	(0.8)% - 24.9%

Quantitative Information About Level 3 Fair Value Measurements
Fair Value at June 30, 2018	Valuation Techniques	Unobservable Input	Range
$108,401	Monte carlo simulation model	Forecasted growth rates	(26.4)% - 70.4%

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

6. CREDIT FACILITY

        As of December 31, 2016, the Company had a credit facility of approximately $1,067,000 consisting of term and revolving loans, inclusive of an accordion feature of $255,000 (the "Old Credit Facility"). The Old Credit Facility had a June 2020 maturity date.

        In July 2017, the Company entered into new credit facilities (collectively, the "Credit Facility"). The Credit Facility consists of a $795,000 first lien term loan (the "First Lien Term Loan"), a $250,000 first lien revolving credit facility (the "First Lien Revolver"), and a $207,000 second lien term loan (the "Second Lien Term Loan"). In connection with the Credit Facility, the Company repaid all amounts outstanding under the Old Credit Facility with the proceeds from the Credit Facility and wrote off all deferred financing costs related to the Old Credit Facility resulting in a $8,106 loss on extinguishment of borrowings in the consolidated statement of operations during the year ended December 31, 2017.

        The First Lien Term Loan has a maturity date of July 2024 and requires quarterly installment repayments of $1,988. The First Lien Term Loan was issued at a discount of 0.125% or $994 that the Company is amortizing to interest expense over the term of the First Lien Term Loan. The First Lien Revolver has a maturity date of July 2022 and has no required quarterly installment repayments. Up to $30,000 of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Term Loan (up to January 2018 as noted below) and First Lien Revolver bear interest (at the Company's option) at: (i) LIBOR plus a margin of 3.25% with the First Lien Revolver having step downs to 3.00% and 2.75% based on achievement of a specified First Lien Leverage Ratio or, (ii) the lender's Base Rate (as defined in the Credit Facility) plus a margin of 2.25% with the First Lien Revolver having step downs to 2.00% and 1.75% based on achievement of a specified First Lien Leverage Ratio. The First Lien Leverage Ratio means the ratio of total amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured on a pari passu basis with the liens securing the First Lien Term Loan and First Lien Revolver (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents, to Consolidated EBITDA (as defined in the Credit Facility). The Credit Facility also includes an unused commitment fee of 0.50% of the outstanding commitments under the First Lien Revolver, with a stepdown to 0.375% based on achievement of a specified First Lien Leverage Ratio. As of December 31, 2017 and June 30, 2018, the available unused commitment line was $247,768 and $247,043, respectively.

        In January 2018, the Company amended its First Lien Term Loan to reduce its interest rate to LIBOR plus a margin of 2.75% or the lender's Base Rate plus a margin of 1.75%. The First Lien Term Loan requires a prepayment penalty of 1.00% of the then outstanding principal amount of the First Lien Term Loan if repaid prior to July 2018. As a result of the amendment, the Company recognized in January 2018 a loss on extinguishment of borrowings of $14,011, representing the write-off of $13,094 and $917 in deferred financing costs and unamortized discount related to the First Lien Term Loan, respectively.

        In April 2018, the Company expanded its First Lien Term Loan by $200,000. In connection with the $200,000 incremental First Lien Term Loan the Company incurred $1,347 in debt financing costs. In addition, the quarterly installment repayments increased to $2,490 beginning in June 2018.

        The Second Lien Term Loan has a maturity date of July 2025 and bears interest (at the Company's option) at: (i) LIBOR plus a margin of 7.50% or (ii) the lender's Base Rate plus a margin of 6.50%.

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

6. CREDIT FACILITY (Continued)

The Second Lien Term Loan has no required installment repayments due prior to the maturity date. The Second Lien Term Loan was issued at a discount of 1.00% or $2,070 that the Company is amortizing to interest expense over the term of the Second Lien Term Loan. The Second Lien Term Loan requires a prepayment penalty of 1.00% of the then outstanding principal amount of the Second Lien Term Loan if prepaid prior to July 2019.

        The Company's obligations under the Credit Facility are collateralized by the majority of the Company's assets. The Credit Facility contains various customary covenants, including, but not limited to: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property and (v) declaring dividends or making other restricted payments.

        The Credit Facility requires the Company to maintain, as of the last day of each fiscal quarter, a Total Secured Leverage Ratio (as defined below) of not more than 8.85:1.00 for each quarterly measurement period through March 31, 2019 and 8.60:1.00 thereafter. At June 30, 2018, the Company's Total Secured Leverage Ratio was 5.58:1.00, which satisfied the maximum ratio of 8.85:1.00. Total Secured Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan, First Lien Revolver and Second Lien Term Loan plus other outstanding debt obligations secured by a lien on the assets of the Company (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA.

        The Company is also subject to contingent principal payments based on excess cash flow (as defined in the Credit Facility) commencing with and including the fiscal year ending December 31, 2018.

        In connection with the Credit Facility, the Company incurred debt financing costs. The Company defers and amortizes its debt financing costs over the respective terms of the First Lien Term Loan, First Lien Revolver and Second Lien Term Loan. The debt financing costs related to the First Lien Term Loan and Second Lien Term Loan are recorded as reduction of the carrying amounts of the First Lien Term Loan and Second Lien Term Loan in the consolidated balance sheet as of December 31, 2017 and June 30, 2018. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs-net in the consolidated balance sheet as of December 31, 2017 and June 30, 2018.

        The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under credit facilities recorded in the consolidated balance sheets at December 31, 2017 and June 30, 2018:

	December 31, 2017	June 30, 2018
First Lien Term Loan	$793,012	$988,535
Second Lien Term Loan	207,000	207,000
Unamortized debt financing costs	(16,646)	(5,118)
Unamortized discount	(2,864)	(1,812)

Total	$980,502	$1,188,605

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

6. CREDIT FACILITY (Continued)

        In connection with the First Lien Revolver closing in July 2017, the Company incurred $14,735 in deferred financing costs. At December 31, 2017 and June 30, 2018, unamortized debt financing costs associated with the First Lien Revolver of $13,278 and $11,804, respectively, were recorded in debt financing costs-net in the consolidated balance sheets. There were no First Lien Revolver amounts outstanding at December 31, 2017 and June 30, 2018.

        Weighted-average interest rates for outstanding borrowings was approximately 5% for the year ended December 31, 2017 and 6% for each of the three and six months ended June 30, 2018.

        As of December 31, 2017, and June 30, 2018, the Company was contingently obligated for letters of credit in the amount of $2,232 and $2,957, respectively, each bearing interest at an annual rate of approximately 3%.

7. MEZZANINE EQUITY/MEMBERS' DEFICIT

Incentive Units

        The following table provides information relating to the status of, and changes in, incentive units granted during the six months ended June 30, 2018:

	Incentive Units	Weighted Average Hurdle Price
Outstanding—January 1, 2018	15,229,039	$15.53
Granted	766,411	24.31
Forfeited	(39,125)	18.99

Outstanding—June 30, 2018	15,956,325	15.94

Vested—June 30, 2018	8,490,433	11.32

8. COMMITMENTS AND CONTINGENCIES

        Credit Risk—The Company's broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company's broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company's broker-dealer subsidiaries for losses that result from a counterparty's failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2017 and June 30, 2018, the Company had recorded no liabilities in connection with this right.

        In addition, the Company has the right to pursue collection or performance from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing brokers and counterparties with which they conduct business.

        The Company is exposed to credit risk for accounts receivable from clients. Such credit risk is limited to the amount of accounts receivable. The Company is also exposed to credit risk for changes in the benchmark interest rate (LIBOR or Base Rate) in connection with its Credit Facility.

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

8. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management's review of the financial stability of the institution. At December 31, 2017 and June 30, 2018, a significant portion of cash and cash equivalents were held at a single institution.

        Contingent Consideration Arrangements—Contingent consideration is payable in the form of cash and/or Company common units. Since the contingent consideration to be paid is based on the growth of forecasted financial performance levels over a number of years, the Company cannot calculate the maximum contingent consideration that may be payable under these arrangements.

        Legal and Regulatory Matters—In the ordinary course of business, the Company is involved in lawsuits and other claims. The Company has insurance to cover certain losses that arise in such matters; however, this insurance may not be sufficient to cover these losses. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of any existing legal matters will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        From time to time, the Company's subsidiaries receive requests for information from governmental authorities regarding business activities. The Company has cooperated and will continue to cooperate fully with all governmental agencies. The Company continues to believe that the resolution of any governmental inquiry will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        Indemnifications—In the ordinary course of business, the Company enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

        Management believes that the likelihood of any liability arising under these indemnification provisions is remote. Management cannot estimate any potential maximum exposure due to both the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of the Company. Consequently, no liability has been recorded on the consolidated balance sheets.

        Succession Program—The Company has a succession program to provide wealth management firms a succession planning solution for their businesses. Pursuant to the program, the wealth management firm enters into an agreement with one of the Company's subsidiaries that provides the firm the ability (subject to certain terms and conditions) to sell substantially all of its assets to the Company's subsidiary at a future date for an acquisition price based on a predetermined formula.

FOCUS FINANCIAL PARTNERS, LLC

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data)

9. CASH FLOW INFORMATION

	Six Months Ended June 30,
	2017	2018
Supplemental disclosures of cash flow information—cash paid for:
Interest	$13,587	$32,655

Income taxes	$2,117	$2,922

Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$13,689	$21,878

Fair market value of restricted common units in connection with acquisitions and contingent consideration	$22,777	$32,829

Accretion of senior preferred units return	$6,181	$—

Accretion of senior preferred units to estimated redemption value	$17,265	$—

Accretion of junior preferred units return	$665	$—

Accretion of junior preferred units to estimated redemption value	$8,356	$—

Net assets acquired in connection with business acquisitions	$316	$684

10. RELATED PARTIES

        The Company reimburses the Company's Chief Executive Officer for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three and six months ended June 30, 2018, the Company recognized expenses of $374 and $897, respectively, related to these reimbursements

        At June 30, 2018, affiliates of certain of the Company's convertible preferred unit holders were lenders under the Company's Credit Facility.

11. OTHER

        In March 2018, the Company recognized a gain on sale of investment of $5,509 related to an investment in a financial service company previously carried at cost. The gain on sale of investment is presented in other income (expense) in the Company's condensed consolidated statement of operations for the six months ended June 30, 2018.

        In June 2018, the Company completed a minority cost method investment of $20,000 in a financial technology company that connects prospective clients with financial advisors and provides tools to help individuals make financial decisions.

Item 1A.    Unaudited Pro Forma Condensed Consolidated Financial Information

        We believe that the historical results of operations and financial condition prior to July 30, 2018, the date the Reorganization Transactions and the IPO were completed, are not comparable to the results of operations and financial condition for subsequent periods. As such, we have presented the following pro forma financial information to provide a more meaningful basis for comparison of future financial results.

        The unaudited pro forma condensed consolidated balance sheet as of June 30, 2018 and unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2018 give effect to the Reorganization Transactions, IPO and related Credit Facility amendments described in Note 2 as if each had occurred on January 1, 2018.

        The unaudited pro forma financial information is presented for informational purposes only and should not be considered indicative of actual results of operations that would have been achieved had the Reorganization Transactions, IPO and related Credit Facility amendments been consummated on the date indicated and do not purport to be indicative of results of operations as of any future date or for any future period.

 Unaudited Pro Forma Condensed Consolidated Balance Sheet
as of June 30, 2018
(dollars in thousands, except per share data)

	Focus Financial Partners, LLC Historical	Pro Forma Adjustments	Pro Forma Adjustments Note	Focus Financial Partners Inc. Pro Forma
ASSETS
Cash and cash equivalents	$32,572	$128,176	(a)(b)(c)(e)(f)(g)	$160,748
Accounts receivable—net	94,145			94,145
Prepaid expenses and other assets	75,089	(5,100)	(c)	69,989
Fixed assets—net	22,767			22,767
Debt financing costs—net	11,804	1,658	(b)	13,462
Deferred tax asset	—	88,779	(d)	88,779
Goodwill	639,599			639,599
Other intangible assets—net	626,734			626,734

TOTAL ASSETS	$1,502,710	$213,513		$1,716,223

LIABILITIES, MEZZANINE EQUITY, AND MEMBERS' DEFICIT/SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable	$9,106	$—		$9,106
Accrued expenses	37,209			37,209
Due to affiliates	25,709			25,709
Deferred revenue	5,826			5,826
Other liabilities	131,049			131,049
Borrowings under credit facilities	1,188,605	(388,320)	(b)(g)	800,285
Tax receivable agreement obligations	—	38,067	(d)	38,067

TOTAL LIABILITIES	1,397,504	(350,253)		1,047,251

MEZZANINE EQUITY:
Redeemable common and incentive units	166,249	(166,249)	(j)	—
Convertible preferred units	698,500	(698,500)	(j)	—

Total mezzanine equity	864,749	(864,749)		—

MEMBERS' DEFICIT	(759,543)	759,543	(a)(j)	—
Class A common stock, par value $0.01, 500,000,000 shares authorized; and 42,529,651 shares issued and outstanding, as adjusted	—	425	(c)(g)	425
Class B common stock, par value $0.01, 500,000,000 shares authorized; and 22,499,665 shares issued and outstanding, as adjusted	—	225	(g)	225
Additional paid-in capital	—	586,670	(a)(c)(d)	586,670
Retained earnings	—	46,618	(a)(f)	46,618

Total members' deficit / shareholder's equity	(759,543)	1,393,481		633,938
Non-controlling interests	—	35,034	(h)	35,034

TOTAL LIABILITIES, MEZZANINE EQUITY, AND MEMBERS' DEFICIT/SHAREHOLDERS' EQUITY	$1,502,710	$213,513		$1,716,223

 Unaudited Pro Forma Condensed Consolidated Statement of Operations
for the Six Months Ended June 30, 2018
(dollars in thousands, except share and per share data)

	Focus Financial Partners, LLC	Pro Forma Adjustments	Pro Forma Adjustments Note	Focus Financial Partners Inc. Pro Forma
REVENUES:
Wealth management fees	$400,651	$—		$400,651
Other	27,013			27,013

Total revenues	427,664	—		427,664

OPERATING EXPENSES:
Compensation and related expenses	154,622	24,495	(a)	179,117
Management fees	106,859			106,859
Selling, general and administrative	77,780			77,780
Intangible amortization	41,784			41,784
Non-cash changes in fair value of estimated contingent consideration	18,315			18,315
Depreciation and other amortization	4,044			4,044

Total operating expenses	403,404	24,495		427,899

INCOME (LOSS) FROM OPERATIONS	24,260	(24,495)		(235)

OTHER INCOME (EXPENSE):
Interest income	377			377
Interest expense	(32,484)	13,780	(b)	(18,704)
Amortization of debt financing costs	(1,888)	(8)	(b)	(1,896)
Gain on sale of investment	5,509			5,509
Loss on extinguishment of borrowings	(14,011)	(7,116)	(b)	(21,127)
Other (expense) income—net	296			296
Income from equity investments	153			153

Total other expense—net	(42,048)	6,656		(35,392)

LOSS BEFORE INCOME TAX	(17,788)	(17,839)		(35,627)
INCOME TAX EXPENSE (BENEFIT)	1,922	(710)	(e)	1,212

Net loss	(19,710)	(17,129)		(36,839)
Less: net loss attributable to non-controlling interests		13,314	(h)	13,314

NET LOSS ATTRIBUTABLE TO FOCUS FINANCIAL PARTNERS INC.				$(23,525)

Net loss per share of Class A common stock:
Basic			(i)	$(0.55)

Diluted			(i)	$(0.55)

Weighted average shares of Class A common stock outstanding:
Basic			(i)	42,529,651

Diluted			(i)	42,529,651

Notes to the Unaudited Pro Forma Condensed Consolidated Statement of Operations
as of and for the Six Months Ended June 30, 2018

        (a)   Reflects additional compensation expense related to the vesting and exchange of certain incentive units that occurred in connection with the Reorganization Transactions and additional compensation expense related to cash payments and the issuance of stock options to unitholders in connection with the IPO.

        (b)   Reflects adjustments to interest expense and loss on extinguishment of borrowings related to the reduction of indebtedness under the Credit Facility, reduction in the assumed interest rate to 4.75%, the increase in the First Lien Revolver and amortization related to debt financing costs incurred in connection with the June 2018 amendment to the Credit Facility that became effective upon the IPO. Also reflects estimated debt financing costs of $1,843 and debt discount of $655, which is reflected net of borrowings under the Credit Facility.

        (c)   From the IPO, Focus Inc. received estimated net proceeds from the sale of Class A common stock, par value $0.01 per share, of approximately $564,826 including $74,651 in connection with the full exercise of the option to purchase additional shares granted to the underwriters, representing the gross proceeds of $615,405 less the underwriting discount of $43,079 and estimated offering expenses of $7,500, of which $5,100 were previously incurred and that Focus LLC has deferred and included in prepaid expenses and other assets on the unaudited pro forma consolidated balance sheet. The gross proceeds are based on the IPO price of $33.00 per share.

        The offering adjustments to additional paid-in capital are determined as follows (in thousands):

Gross proceeds from offering	$615,405
Underwriting discount	(43,079)
Estimated offering expenses	(7,500)
Par value of Class A common stock	(186)

$564,640

        (d)   In connection with the closing of the IPO, Focus Inc. entered into two Tax Receivable Agreements with the TRA Holders. The agreements generally provide for the payment by Focus Inc. to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Focus Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after this offering as a result of certain increases in tax basis and certain tax benefits attributable to imputed interest. Focus Inc. will retain the benefit of the remaining 15% of these cash savings. The portion of the deferred tax asset of $88,779 resulting from the offering and attributable to the TRA holders is $44,785. The liability to be recognized for the Tax Receivable Agreements is $38,067 or 85% of the deferred tax asset of $44,785 which has been recognized from the increase in tax basis and certain tax benefits attributable to imputed interest. This liability is included in pro forma Tax Receivable Agreements obligations. Focus Inc. expects to benefit from the remaining 15% of cash savings, if any, realized.

        The total deferred tax asset and Tax Receivable Agreements liability pro forma adjustments are $88,779 and $38,067, respectively. The excess of the deferred tax asset pro forma adjustment over the Tax Receivable Agreements liability pro forma adjustment of $50,712 is recorded as additional paid-in capital.

        (e)   Reflects the impact of U.S. federal, state, local and foreign income taxes on the income of Focus Inc. The pro forma effective income tax rate is estimated to be approximately 27% and was determined by combining the projected U.S. federal, state, local and foreign income taxes.

        As a flow-through entity, Focus LLC is generally not and has not been subject to U.S. federal and certain state income taxes at the entity level, although it has been subject to the New York City Unincorporated Business Tax. Instead, for U.S. federal and certain state income tax purposes, taxable income was and is passed through to its unitholders, which after the Reorganization Transactions, includes Focus Inc. Focus Inc. is subject to U.S. federal and certain state income taxes applicable to corporations. The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. federal income tax statutory rate to loss before provision for income taxes as follows:

	For the Six Months Ended June 30, 2018
	(dollars in thousands)
U.S. federal statutory rate	$(7,482)	21.0%
State and local income taxes, net of U.S. federal	(1,571)	4.4%
Permanent items and other	6,966	(19.5)%
Rate benefit from the flow through entity(1)	3,299	(9.3)%

Provision for income taxes	$1,212	(3.4)%

(1)
Rate benefit from the flow through entity is calculated principally by multiplying the consolidated pro forma income before tax by the percentage of non-controlling interests (40.8%) represented by the common units and incentive units (on a common unit equivalent basis using the IPO price per share of $33.00) of Focus LLC held by the continuing owners and the U.S. federal statutory rate. The pro forma income before tax attributable to the non-controlling interests would be subject to New York City Unincorporated Business tax at the consolidated level at a statutory rate of 4.0%. The U.S. federal and state income taxes on the earnings attributable to the common units and incentive units held by the continuing owners will be payable directly by the continuing owners.

        The table above includes certain book to tax differences such as non-deductible meals and entertainment, non-cash equity compensation expense, and intangible acquisition expenses which represent permanent differences. These differences are recognized at the level of the flow through entity, Focus LLC, and indirectly impact Focus Inc. by increasing the effective income tax rate.

        (f)    Focus Inc. used net proceeds from the IPO to pay $11,137 to Mandatorily Exchanging Owners of vested incentive units and Mandatorily Exchanging Owners that elected to sell their Focus LLC units and paid $24,400 to other Existing Owners that elected to sell their Focus LLC units.

        (g)   Focus Inc. contributed $529,289 of the estimated net proceeds from the IPO to Focus LLC (including $74,651 in proceeds received when the underwriters exercised their option to purchase additional shares in full on the date of the IPO) in exchange for 17,583,947 common units. Focus LLC used $392,535 of such contribution amount to reduce indebtedness under the Credit Facility. The remaining $136,754 of such contribution amount will be used by Focus LLC for acquisitions and general corporate business purposes and to pay the expenses of the IPO. The par value of Class B common stock related to issuance of common units was $225.

        (h)   Represents the non-controlling interest allocation of 40.8% of the net loss of Focus Inc. to the continuing owners of Focus LLC. The percentage is based on the common units and incentive units of Focus LLC outstanding after the IPO.

For the Six Months Ended June 30, 2018
(dollars in thousands)
Vested common units held by continuing owners of Focus LLC	22,499,665
Common unit equivalents of vested and unvested incentive units held by continuing owners of Focus LLC(1)	6,814,600

Total common units and common unit equivalents attributable to non-controlling interest	29,314,265
Total common units and common unit equivalents of incentive units of Focus LLC outstanding	71,843,916
Non-controlling interest allocation	40.8%
Loss before provision for income taxes	$(30,711)
Non-controlling interest allocation	40.8%
Loss before provision for income taxes attributable to non-controlling interest	(12,530)
Non-controlling portion of provision for income taxes(2)	784

Net loss attributable to non-controlling interests	$(13,314)

(1)
On a common unit equivalent basis using the IPO price per share of $33.00.

(2)
The non-controlling portion of provision for income taxes of $784 for the six months ended June 30, 2018, is calculated by multiplying the pro forma provision for income taxes for the Company of $1,922 by the non-controlling interest allocation percentage of 40.8%.

        (i)    The pro forma basic and diluted net loss per share of Class A common stock is calculated as follows:

	Basic	Diluted
	(dollars in thousands, except per share data)
Pro forma net loss attributable to Focus Inc.(1)	$(23,525)	$(23,525)
Weighted average shares of Class A common stock outstanding(1)(2)(3)	42,529,651	42,529,651

Pro forma net loss per share of Class A common stock	$(0.55)	$(0.55)

(1)
Shares of Class B common stock do not share in the earnings of Focus Inc. and are therefore not included in the weighted average shares outstanding or net loss per share. Furthermore, no pro forma effect was given to the future potential exchanges of the 22,499,665 vested common units and 6,814,600 common units issuable upon conversion of vested and unvested incentive units (assuming vesting of such unvested incentive units and the $33.00 IPO price per share) held by the continuing owners of Focus LLC that were outstanding immediately after the consummation of the Reorganization Transactions and the IPO for a corresponding number of shares of Focus Inc. Class A common stock because the issuance of shares of Class A common stock upon these exchanges would not be dilutive.

(2)
Compensatory and non-compensatory stock options issued by Focus Inc. in connection with the Reorganization Transactions and the IPO are anti-dilutive and are therefore not included in the weighted average shares.

(3)
Basic and diluted net loss per share includes 178,608 shares related to unvested Class A common stock.

        (j)    Represents the elimination of convertible preferred units and redeemable common and incentive units of $698,500 and $166,249, respectively, pursuant to the Fourth Amended and Restated Operating Agreement, which was entered into in connection with the closing of the IPO.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Unless otherwise indicated or the context requires, all references to "we," "us," "our," the "Company," "Focus Inc." and similar terms for periods prior to our initial public offering ("IPO") refer to Focus Financial Partners, LLC and its subsidiaries. For periods subsequent to the IPO, these terms refer to Focus Financial Partners Inc. and its consolidated subsidiaries. "Focus LLC" refers to Focus Financial Partners, LLC, a Delaware limited liability company and a consolidated subsidiary of ours following the IPO. The term "partner firms" refers to our consolidated subsidiaries engaged in wealth management and related services, the businesses of which are typically managed by the principals. The term "principals" refers to the wealth management professionals who manage the businesses of our partner firms pursuant to the relevant management agreement. The term "our partnership" refers to our business and relationship with our partner firms and is not intended to describe a particular form of legal entity or a legal relationship.

        The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2018. Unless otherwise stated, all amounts are presented in thousands of dollars.

Forward-Looking Statements

        Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," "continue," "will" and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under "Risk Factors" included in our final prospectus dated July 25, 2018, as filed with the Securities Exchange Commission ("SEC") on July 27, 2018 (the "Final Prospectus"), and in our other filings with the SEC. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

  •
  fluctuations in wealth management fees;

  •
  our reliance on our partner firms and the principals who manage their businesses;

  •
  our ability to make successful acquisitions;

  •
  unknown liabilities of or poor performance by acquired businesses;

  •
  harm to our reputation;

  •
  our inability to facilitate smooth succession planning at our partner firms;

  •
  our inability to compete;

  •
  our reliance on key personnel and principals;

  •
  our inability to attract, develop and retain talented wealth management professionals;

  •
  our inability to retain clients following an acquisition;

  •
  write down of goodwill and other intangible assets;

  •
  our failure to maintain and properly safeguard an adequate technology infrastructure;

  •
  cyber-attacks;

  •
  our inability to recover from business continuity problems;

  •
  inadequate insurance coverage;

  •
  the termination of management agreements by management companies;

  •
  our inability to generate sufficient cash to service all of our indebtedness or our ability to access additional capital;

  •
  the failure of our partner firms to comply with applicable U.S. and non-U.S. regulatory requirements and the highly regulated nature of our business;

  •
  legal proceedings, governmental inquiries; and

  •
  other factors discussed in this Quarterly Report on Form 10-Q.

        All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. Our forward-looking statements speak only as of the date of this Quarterly Report or as of the date as of which they are made. Except as required by applicable law, including federal securities laws, we do not intend to update or revise any forward-looking statements.

Overview

        We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented RIA industry, with a footprint of over 50 partner firms across the country. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving RIA consolidation. Our partner firms primarily service high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating in a scaled business model with aligned interests, while retaining their entrepreneurial culture and independence.

        Our partnership is comprised of trusted professionals providing comprehensive wealth management services under a largely recurring, fee-based model, which differentiates our partner firms from the traditional brokerage platforms whose revenues are largely derived from commissions. We derive a substantial majority of our revenues from wealth management fees for investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. We also generate other revenues primarily from recordkeeping and administration service fees, commissions and distribution fees.

        We have to date, with limited exceptions, acquired substantially all of the assets of the firms we chose to partner with but only a portion of the underlying economics in order to align the principals' interests with our own objectives. To determine the acquisition price, we first estimate the operating cash flow of the business based on current and projected levels of revenue and expense, before compensation and benefits to the selling principals or other individuals who become principals. We refer to the operating cash flow of the business as Earnings Before Partner Compensation ("EBPC") and to this estimate as Target Earnings ("Target Earnings"). In economic terms, we typically purchase only 40% to 60% of the partner firm's EBPC. The purchase price is a multiple of the corresponding percentage of Target Earnings and consists of cash and equity and the right to receive contingent consideration. We refer to the corresponding percentage of Target Earnings on which we base the purchase price as Base Earnings ("Base Earnings"). We create downside protection for ourselves by retaining a cumulative preferred position in Base Earnings, with the excess of Base Earnings up to Target Earnings being retained by the principals via a management agreement. EBPC in excess of the

Target Earnings is shared typically in accordance with the same economic percentages, creating an incentive for the principals to grow earnings above the Target Earnings.

        Since we began revenue-generating and acquisition activities in 2006, we have created a partnership of over 50 partner firms, the substantial majority of which are registered investment advisors ("RIAs") registered with the SEC; built a business with revenues of $662.9 million for the year ended December 31, 2017 and $427.7 million for the six months ended June 30, 2018; established an attractive revenue model whereby in excess of 90% of our revenues for the year ended December 31, 2017 and the six months ended June 30, 2018 were fee-based and recurring in nature; and established a national footprint across the United States and expanded our international footprint into the United Kingdom, Canada and Australia.

Sources of Revenue

        Our partner firms provide comprehensive wealth management services under a largely recurring, fee-based model. We, solely through our partner firms, derive a substantial majority of our revenue from wealth management fees, which are comprised of fees earned from wealth management services, including investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. Fees are primarily based either on a contractual percentage of the client's assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. In certain cases, such wealth management fees may be subject to minimum fee levels depending on the services performed. We also generate other revenues, which primarily include recordkeeping and administration service fees, commissions and distribution fees. The following table summarizes our sources of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2018		2017		2018
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Wealth management fees	$145,355	92.4%	$216,328	93.5%	$269,217	92.0%	$400,651	93.7%
Other	11,875	7.6%	15,107	6.5%	23,559	8.0%	27,013	6.3%

Total revenues	$157,230	100.0%	$231,435	100.0%	$292,776	100.0%	$427,664	100.0%

        During the three and six months ended June 30, 2018 our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices and customer lists by our existing partner firms. In the three and six months ended June 30, 2018 we completed acquisitions of 3 and 5 partner firms, respectively. During the three months ended June 30, 2018, the new partner firms were Bartlett Wealth Management, Campbell Deegan Financial and Nigro Karlin Segal Feldstein & Bolno. During the six months ended June 30, 2018, the new partner firms were Cornerstone Wealth, Fortem Financial, Bartlett Wealth Management, Campbell Deegan Financial and Nigro Karlin Segal Feldstein & Bolno.

        In the three and six months ended June 30, 2018, our partner firms completed 3 and 8 transactions, respectively, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification ("ASC") Topic 805: Business Combinations and asset acquisitions.

        From the period July 1, 2018 through August 28, 2018 we completed additional partner firm acquisitions. See footnote 3 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

        For the six months ended June 30, 2018, in excess of 90% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms' wealth management fees are primarily based either on a contractual percentage of the client's assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Because of the variety of billing practices across our partner firms, there is no direct correlation between short-term financial market movements and total revenues. Additionally, we estimate that approximately 27% and 22% of our revenues for the three and six months ended June 30, 2018, respectively, were not directly correlated to the financial markets. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

Operating Expenses

        Our operating expenses consist of compensation and related expenses, management fees, selling, general and administrative expense, intangible amortization, non-cash changes in fair value of estimated contingent consideration and depreciation and other amortization expense.

Compensation and Related Expenses

        Compensation and related expenses includes salaries, wages, related employee benefits and taxes for employees at our partner firms and employees at the holding company level. Compensation and related expenses also includes non-cash compensation expense, issued primarily in the form of common units or incentive units, to employees and non-employees, including management company principals.

Management Fees

        While we have to date, with limited exceptions, acquired substantially all of the assets of a target firm, following our acquisition of a new partner firm, the partner firm continues to be primarily managed by its principals through their 100% ownership of a new management company formed by them concurrently with the acquisition. Our operating subsidiary, the management company and the principals enter into a management agreement that provides for the payment of ongoing management fees to the management company. The terms of the management agreements are generally six years subject to automatic renewals for consecutive one-year terms, unless earlier terminated by either the management company or us in certain limited situations. Under the management agreement, the management company is entitled to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of EBPC in excess of Target Earnings.

        We retain a cumulative preferred position in Base Earnings. To the extent earnings of an acquired business in any year are less than Base Earnings, in the following year we are entitled to receive Base Earnings together with the prior years' shortfall before any management fees are earned by the management company.

        The following table provides an illustrative example of our economics, including management fees earned by the management company, for periods of projected revenues, +10% growth in revenues and –10% growth in revenues. This example assumes (i) Target Earnings of $3.0 million; (ii) Base Earnings acquired of 60% of Target Earnings or $1.8 million; and (iii) a percentage of earnings in excess of Target Earnings retained by the management company of 40%.

	Projected Revenues	+10% Growth in Revenues	–10% Growth in Revenues
	(dollars in thousands)
New Partner Firm
New partner firm revenues	$5,000	$5,500	$4,500
Less:
Operating expenses (excluding management fees)	(2,000)	(2,000)	(2,000)

EBPC	$3,000	$3,500	$2,500
Base Earnings to Focus (60%)	1,800	1,800	1,800
Management fees to management company (40%)	1,200	1,200	700
EBPC in excess of Target Earnings:
To Focus (60%)	—	300	—
To management company as management fees (40%)	—	200	—
Focus
Focus revenues	$5,000	$5,500	$4,500
Less:
Operating expenses (excluding management fees)	(2,000)	(2,000)	(2,000)
Less:
Management fees to management company	(1,200)	(1,400)	(700)

Operating income	$1,800	$2,100	$1,800

        As a result of our economic arrangements with the various management company entities, 100% of management fees are variable expenses.

Selling, General and Administrative

        Selling, general and administrative expenses include rent, insurance premiums, professional fees, travel and entertainment and other costs.

Intangible Amortization

        Amortization of intangibles consists primarily of the amortization of intangibles we acquired through our various acquisitions of new partner firms and acquisitions by our partner firms.

Non-Cash Changes in Fair Value of Estimated Contingent Consideration

        We have typically incorporated into our acquisition structure contingent consideration paid to the sellers upon the satisfaction of specified financial thresholds, and the purchase price for a typical acquisition is comprised of a base purchase price and the right to receive such contingent consideration in the form of earn out payments. The contingent consideration is paid upon the satisfaction of specified growth thresholds typically over a six-year period. This arrangement may result in the payment of additional purchase price consideration to the sellers for periods following the closing of an acquisition. The growth thresholds are typically tied to the compounded annual growth rate ("CAGR") of the partner firm's earnings. Earn out payments are typically payable in a combination of cash and equity.

        For business acquisitions, we recognize the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in exchange for substantially all of the assets of the wealth management firm. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in our consolidated statements of operations.

Depreciation and Other Amortization

        Depreciation and other amortization expense primarily represents the benefits we received from using long-lived assets such as computers and equipment, leasehold improvements and furniture and fixtures. Those assets primarily consist of purchased fixed assets as well as fixed assets acquired through our acquisitions.

Business Acquisitions

        We completed eleven business acquisitions during the six months ended June 30, 2018, consisting of both new partner firms and acquisitions by our partner firms. Such business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations.

        The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The base purchase price typically consists of an upfront cash payment and equity. The contingent consideration generally consists of earn outs over a six year period following the closing, with payment upon the satisfaction of specified growth thresholds. The growth thresholds are typically tied to the CAGR of the partner firm's earnings. The contingent consideration is typically payable in a combination of cash and/or equity.

        The following table summarizes our business acquisitions for the six months ended June 30, 2018.

Number of business acquisitions closed	11
Consideration:
Cash due at closing and option premium	$215,044
Fair market value of Focus LLC common units issued	32,440
Fair market value of estimated contingent consideration	21,878

Total consideration	$269,362

        Substantially all of our acquisitions have been paid for with a combination of cash flow from operations, proceeds from borrowings under our credit facilities and equity, valued at the then-fair market value.

How We Evaluate Our Business

        We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three and six months ended June 30, 2017 and 2018 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(dollars in thousands except share and per share data)
Revenue Metrics:
Revenue growth(1) from prior period	31.0%	47.2%	24.2%	46.1%
Organic revenue growth(2) from prior period	11.9%	16.7%	10.7%	16.9%
Management Fees Metrics (operating expense):
Management fees growth(3) from prior period	42.6%	53.1%	34.3%	46.8%
Organic management fees growth(4) from prior period	23.1%	22.1%	20.1%	22.4%
Adjusted EBITDA Metrics:
Adjusted EBITDA(5)	$32,650	$51,890	$60,848	$96,111
Adjusted EBITDA growth(5) from prior period	30.2%	58.9%	24.0%	58.0%
Adjusted Net Income Metrics:
Adjusted Net Income(5)	$21,089	$29,012	$39,433	$54,468
Adjusted Net Income growth(5) from prior period	21.3%	37.6%	19.7%	38.1%
Adjusted Net Income Per Share Metrics:
Adjusted Net Income Per Share(5)	$0.29	$0.40	$0.55	$0.76
Adjusted Net Income Per Share growth(5) from prior period	21.3%	37.6%	19.7%	38.1%
Adjusted Shares Outstanding(5)	71,843,916	71,843,916	71,843,916	71,843,916
Other Metrics:
Acquired Base Earnings(6)	$8,573	$23,800	$15,366	$26,550
Number of partner firms at period end(7)	48	56	48	56

(1)
Represents growth in our GAAP revenue.

(2)
Organic revenue growth represents the year-over-year growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire interim periods presented, are included in our consolidated statements of operations for each of the entire interim periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a "same store" basis exclusive of the effect of the partial results of partner firms that are acquired during the comparable periods.

(3)
The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the interim growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.

(4)
Organic management fees growth represents the year over-year growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire interim periods presented, are included in our consolidated statements of operations for each of the entire interim periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a "same store" basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.

(5)
For additional information regarding Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Share to the most directly comparable GAAP financial measure, please read "—Adjusted EBITDA" and "—Adjusted Net Income and Adjusted Net Income Per Share".

(6)
The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our retained cumulative preferred position in Base Earnings. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.

(7)
Represents the number of partner firms on the last day of the period presented. The number includes new partner firms acquired during the period reduced by any potential partner firms that merged with existing partner firms prior to the last day of the period.

Adjusted EBITDA

        Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income (loss) excluding interest income, interest expense, income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, gain on sale of investment, loss on extinguishment of borrowings, other expense/income, net, delayed offering cost expense, other one-time transaction expenses, and management contract buyout, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

  •
  non-cash equity grants made to employees or non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; stock-based compensation expense is not a key measure of our operating performance;

  •
  contingent consideration or earn outs can vary substantially from company to company and depending upon each company's growth metrics and accounting assumption methods; the non-cash changes in fair value of estimated contingent consideration is not considered a key measure in comparing our operating performance; and

  •
  amortization expenses can vary substantially from company to company and from period to period depending upon each company's financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired; the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.

        We use Adjusted EBITDA:

  •
  as a measure of operating performance;

  •
  for planning purposes, including the preparation of budgets and forecasts;

  •
  to allocate resources to enhance the financial performance of our business;

  •
  to evaluate the effectiveness of our business strategies; and

  •
  as a consideration in determining compensation for certain employees.

        Adjusted EBITDA does not purport to be an alternative to net income (loss) or cash flows from operating activities. The term Adjusted EBITDA is not defined under GAAP, and Adjusted EBITDA is not a measure of net income (loss), operating income or any other performance or liquidity measure derived in accordance with GAAP. Therefore, Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

  •
  Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;

  •
  Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; and

  •
  Adjusted EBITDA does not reflect the interest expense on our debt or the cash requirements necessary to service interest or principal payments.

        In addition, Adjusted EBITDA can differ significantly from company to company depending on strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for these limitations by relying also on the GAAP results and using Adjusted EBITDA as supplemental information.

        Set forth below is a reconciliation of historical net loss to Adjusted EBITDA for the three and six months ended June 30, 2017 and 2018 and a reconciliation of pro forma net loss to pro forma Adjusted EBITDA for the six months ended June 30, 2018:

	Focus Financial Partners, LLC				Focus Financial Partners Inc. Pro Forma
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
					Six Months Ended June 30, 2018
	2017	2018	2017	2018
	(dollars in thousands)
Net loss	$(5,239)	$(7,656)	$(788)	$(19,710)	$(36,839)
Interest income	(26)	(235)	(42)	(377)	(377)
Interest expense	7,051	18,212	13,042	32,484	18,704
Income tax expense	282	746	724	1,922	1,212
Amortization of debt financing costs	691	929	1,382	1,888	1,896
Intangible amortization	14,292	22,290	27,490	41,784	41,784
Depreciation and other amortization	1,608	2,162	3,077	4,044	4,044
Non-cash equity compensation expense	1,856	3,701	3,779	7,555	26,124
Non-cash changes in fair value of estimated contingent consideration	2,175	11,944	2,097	18,315	18,315
Gain on sale of investment	—	—	—	(5,509)	(5,509)
Loss on extinguishment of borrowings	—	—	—	14,011	21,127
Other expense (income), net	120	(203)	247	(296)	(296)
Delayed offering cost expense	9,840	—	9,840	—	—
Other one-time transaction expenses	—	—	—	—	5,926

Adjusted EBITDA	$32,650	$51,890	$60,848	$96,111	$96,111

Acquired Base Earnings

        The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our retained cumulative preferred position in Base Earnings. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.

        From July 1, 2018 to the date of this report, we completed 6 business acquisitions (accounted for in accordance with ASC Topic 805: Business Combinations) consisting of both new partner firms and acquisitions by our partner firms. The Acquired Base Earnings associated with the acquisition of the new partner firms during this period was $11.2 million.

Adjusted Net Income and Adjusted Net Income Per Share

        We analyze our performance using Adjusted Net Income and Adjusted Net Income Per Share. Adjusted Net Income and Adjusted Net Income Per Share are non-GAAP measures. We define Adjusted Net Income as net income (loss) excluding income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, gain on sale of investment, loss on extinguishment of borrowings, delayed offering cost expense, management contract buyout, if any, and other one-time transaction expenses. The calculation of Adjusted Net Income also includes adjustments to reflect (i) a pro forma 27% income tax rate assuming all earnings of Focus LLC were recognized by Focus Inc. and no earnings were attributable to non-controlling interests and (ii) tax adjustments from intangible asset related income tax benefits from acquisitions based on a pro forma 27% tax rate.

        Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income by the Adjusted Shares Outstanding. Adjusted Shares Outstanding includes all shares of Class A common stock issued in connection with the IPO and related transactions, assumes that all vested non-compensatory stock options and unvested compensatory stock options have been exercised (assuming vesting of unvested compensatory stock options and a then-current value of the Class A common stock equal to the $33.00 IPO price) and assumes that 100% of the Focus LLC common units and vested and unvested incentive units following the IPO have been exchanged for Class A common stock (assuming vesting of the unvested incentive units and a then-current value of the Focus LLC common units equal to the $33.00 IPO price).

        We believe that Adjusted Net Income and Adjusted Net Income Per Share, viewed in addition to and not in lieu of, our reported GAAP results, provide additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

  •
  non-cash equity grants made to employees or non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; stock-based compensation expense is not a key measure of our operating performance;

  •
  contingent consideration or earn outs can vary substantially from company to company and depending upon each company's growth metrics and accounting assumption methods; the non-cash changes in fair value of estimated contingent consideration is not considered a key measure in comparing our operating performance; and

  •
  amortization expenses can vary substantially from company to company and from period to period depending upon each company's financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired; the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.

        Adjusted Net Income and Adjusted Net Income Per Share do not purport to be an alternative to net income (loss) or cash flows from operating activities. The terms Adjusted Net Income and Adjusted Net Income Per Share are not defined under GAAP, and Adjusted Net Income and Adjusted Net Income Per Share are not a measure of net income (loss), operating income or any other performance or liquidity measure derived in accordance with GAAP. Therefore, Adjusted Net Income and Adjusted Net Income Per Share have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

  •
  Adjusted Net Income and Adjusted Net Income Per Share do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;

  •
  Adjusted Net Income and Adjusted Net Income Per Share do not reflect changes in, or cash requirements for, working capital needs; and

  •
  Other companies in the financial services industry may calculate Adjusted Net Income and Adjusted Net Income Per Share differently than we do, limiting its usefulness as a comparative measure.

        In addition, Adjusted Net Income and Adjusted Net Income Per Share can differ significantly from company to company depending on strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for these limitations by relying also on the GAAP results and use Adjusted Net Income and Adjusted Net Income Per Share as supplemental information.

        Set forth below is a reconciliation of historical net loss to Adjusted Net Income and Adjusted Net Income Per Share for the three and six months ended June 30, 2017 and 2018 and a reconciliation of pro forma net loss to pro forma Adjusted Net Income and pro forma Adjusted Net Income Per Share for the six months ended June 30, 2018:

	Focus Financial Partners, LLC				Focus Financial Partners Inc. Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
					Six Months Ended June 30, 2018
	2017	2018	2017	2018
	(dollars in thousands, except share and per share data)
Net loss	$(5,239)	$(7,656)	$(788)	$(19,710)	$(36,839)
Income tax expense	282	746	724	1,922	1,212
Amortization of debt financing costs	691	929	1,382	1,888	1,896
Intangible amortization	14,292	22,290	27,490	41,784	41,784
Non-cash equity compensation expense	1,856	3,701	3,779	7,555	26,124
Non-cash changes in fair value of estimated contingent consideration	2,175	11,944	2,097	18,315	18,315
Gain on sale of investment	—	—	—	(5,509)	(5,509)
Loss on extinguishment of borrowings	—	—	—	14,011	21,127
Delayed offering cost expense	9,840	—	9,840	—	—
Other one-time transaction expenses	—	—	—	—	5,926

Subtotal	23,897	31,954	44,524	60,256	74,036
Pro forma income tax expense (27%)(1)	(6,452)	(8,628)	(12,021)	(16,269)	(19,990)
Tax Adjustments(1)	3,644	5,686	6,930	10,481	10,481

Adjusted Net Income	$21,089	$29,012	$39,433	$54,468	$64,527

Adjusted Shares Outstanding(2)	71,843,916	71,843,916	71,843,916	71,843,916	71,843,916
Adjusted Net Income Per Share	$0.29	$0.40	$0.55	$0.76	$0.90

(1)
For historical periods ended prior to the closing of the IPO and the consummation of the related reorganization transactions on July 30, 2018, these adjustments are being made for comparative purposes only.

(2)
For historical periods ended prior to the closing of the IPO and the consummation of the related reorganization transactions on July 30, 2018, the Adjusted Shares Outstanding are deemed to be outstanding for comparative purposes only.

Factors Affecting Comparability

        Our future results of operations may not be comparable to our historical results of operations, principally for the following reasons:

Tax Treatment

        As a flow-through entity, Focus LLC is generally not and has not been subject to U.S. federal and certain state income taxes at the entity level, although it has been subject to the New York City Unincorporated Business Tax. Instead, for U.S. federal and certain state income tax purposes, taxable income was and is passed through to its unitholders, which, after the IPO on July 30, 2018, now includes Focus Inc. Focus Inc. is subject to U.S. federal and certain state income taxes applicable to corporations. Accordingly, our effective tax rate, and the absolute dollar amount of our tax expense, has increased as a result of the IPO.

Public Company Expenses

        We expect our operating expenses to increase as a result of being a publicly traded company, including annual and quarterly report preparation, tax return preparation, independent auditor fees, investor relations activities, transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. We also expect our accounting, legal, tax and personnel-related expenses to increase as we supplement our compliance and governance functions, maintain and review internal controls over financial reporting and prepare and distribute periodic reports as required by the rules and regulations of the SEC.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2018

        The following discussion presents an analysis of our results of operations for the three months ended June 30, 2017 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	For the Three Months Ended June 30,
	2017	2018	$ Change	% Change
	(dollars in thousands)
Revenues:
Wealth management fees	$145,355	$216,328	$70,973	48.8%
Other	11,875	15,107	3,232	27.2%

Total revenues	157,230	231,435	74,205	47.2%

Operating expenses:
Compensation and related expenses	56,418	81,273	24,855	44.1%
Management fees	39,553	60,559	21,006	53.1%
Selling, general and administrative	40,721	41,493	772	1.9%
Intangible amortization	14,292	22,290	7,998	56.0%
Non-cash changes in fair value of estimated contingent consideration	2,175	11,944	9,769	*
Depreciation and other amortization	1,608	2,162	554	34.5%

Total operating expenses	154,767	219,721	64,954	42.0%

Income from operations	2,463	11,714	9,251	375.6%

Other income (expense):
Interest income	26	235	209	803.8%
Interest expense	(7,051)	(18,212)	(11,161)	(158.3)%
Amortization of debt financing costs	(691)	(929)	(238)	(34.4)%
Other income (expense)—net	(120)	203	323	(269.2)%
Income from equity method investments	416	79	(337)	(81.0)%

Total other expense—net	(7,420)	(18,624)	(11,204)	(151.0)%

Loss before income tax	(4,957)	(6,910)	(1,953)	(39.4)%
Income tax expense	282	746	464	164.5%

Net loss	$(5,239)	$(7,656)	$(2,417)	(46.1)%

*
Not meaningful

  Revenues

        Wealth management fees increased $71.0 million, or 48.8%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. New partner firms added subsequent to the three months ended June 30, 2017 that are included in our results of operations for the three months ended June 30, 2018 include, SCS Financial Services, Brownlie & Braden, Eton Advisors, Cornerstone Wealth, Fortem Financial, Bartlett Wealth Management, Campbell Deegan Financial and Nigro Karlin Segal Feldstein & Bolno. These new partner firms contributed approximately $44.6 million in revenue during the three months ended June 30, 2018. The balance of the increase of $26.4 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm-level acquisitions and a full period of revenue recognized during the three months ended June 30, 2018 for partner firms that were acquired during the three months ended June 30, 2017.

        Other revenues increased $3.2 million, or 27.2%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due primarily to an increase in revenue related to outsourced services by new partner firms of $3.3 million.

  Operating Expenses

        Compensation and related expenses increased $24.9 million, or 44.1%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase related to new partner firms was $13.1 million. The balance of the increase of $11.8 million was due to an increase in salaries and related expense, in part the result of a full period of expense recognized during the three months ended June 30, 2018 for partner firms that were acquired during the three months ended June 30, 2017 and an increase of $1.8 million in noncash equity compensation primarily related to the recognition of expenses associated with the vesting of incentive units.

        Management fees increased $21.0 million, or 53.1%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase related to the new partner firms was $12.4 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $8.6 million was due to the increase in earnings during the three months ended June 30, 2018 compared to the three months June 30, 2017, in part the result of a full period of earnings recognized during the three months ended June 30, 2018 for partner firms that were acquired during the three months ended June 30, 2017.

        Selling, general and administrative expenses increased $0.8 million, or 1.9%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase related to new partner firms was $6.2 million. During the three months ended June 30, 2017, delayed offering cost expenses of $9.8 million were recognized. The balance of the increase of $4.4 million was in part the result of a full period of expense recognized during the three months ended June 30, 2018 for partner firms that were acquired during the three months ended June 30, 2017 and in part due to an increase in expenses related to travel, information technology and rent expense related to the growth of our existing partner firms and our acquisition of new partner firms.

        Intangible amortization increased $8.0 million, or 56.0%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily related to new partner firms which added amortization of $6.9 million during the three months ended June 30, 2018.

        Non-cash changes in fair value of estimated contingent consideration increased $9.8 million, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. During the three months ended June 30, 2018 the probability that certain contingent consideration payments would be achieved increased resulting in an increase in the fair value of the contingent consideration liability.

        Depreciation and other amortization expense increased $0.6 million, or 34.5%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was related to a full period of depreciation and amortization for fixed assets acquired in 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2018

        The following discussion presents an analysis of our results of operations for the six months ended June 30, 2017 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	For the Six Months Ended June 30,
	2017	2018	$ Change	% Change
	(dollars in thousands)
Revenues:
Wealth management fees	$269,217	$400,651	$131,434	48.8%
Other	23,559	27,013	3,454	14.7%

Total revenues	292,776	427,664	134,888	46.1%

Operating expenses:
Compensation and related expenses	105,513	154,622	49,109	46.5%
Management fees	72,798	106,859	34,061	46.8%
Selling, general and administrative	67,944	77,780	9,836	14.5%
Intangible amortization	27,490	41,784	14,294	52.0%
Non-cash changes in fair value of estimated contingent consideration	2,097	18,315	16,218	*
Depreciation and other amortization	3,077	4,044	967	31.4%

Total operating expenses	278,919	403,404	124,485	44.6%

Income from operations	13,857	24,260	10,403	75.1%

Other income (expense):
Interest income	42	377	335	*
Interest expense	(13,042)	(32,484)	(19,442)	149.1%
Amortization of debt financing costs	(1,382)	(1,888)	(506)	36.6%
Gain on sale of investment	—	5,509	5,509	*
Loss on extinguishment of borrowings	—	(14,011)	(14,011)	*
Other income (expense)—net	(247)	296	543	(219.8)%
Income from equity method investments	708	153	(555)	(78.4)%

Total other expense—net	(13,921)	(42,048)	(28,127)	202.0%

Loss before income tax	(64)	(17,788)	(17,724)	*
Income tax expense	724	1,922	1,198	165.5%

Net loss	$(788)	$(19,710)	$(18,922)	*

*
Not meaningful

  Revenues

        Wealth management fees increased $131.4 million, or 48.8%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. New partner firms added subsequent to the six months ended June 30, 2017 that are included in our results of operations for the six months ended June 30, 2018 include SCS Financial Services, Brownlie & Braden, Eton Advisors, Cornerstone Wealth,

Fortem Financial, Bartlett Wealth Management, Campbell Deegan Financial and Nigro Karlin Segal Feldstein & Bolno. These new partner firms contributed approximately $64.9 million in revenue during the six months ended June 30, 2018. The balance of the increase of $66.5 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm-level acquisitions and a full period of revenue recognized during the six months ended June 30, 2018 for partner firms that were acquired during the six months ended June 30, 2017.

        Other revenues increased $3.5 million, or 14.7%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due primarily to an increase in revenue related to outsourced services by new partner firms of $3.3 million.

  Operating Expenses

        Compensation and related expenses increased $49.1 million, or 46.5%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase related to new partner firms was $18.7 million. The balance of the increase of $30.4 million was due to an increase in salaries and related expense, in part the result of a full period of expense recognized during the six months ended June 30, 2018 for partner firms that were acquired during the six months ended June 30, 2017 and an increase of $3.8 million in noncash equity compensation primarily related to the recognition of expenses associated with the vesting of incentive units.

        Management fees increased $34.1 million, or 46.8%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase related to the new partner firms was $15.8 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $18.3 million was due to the increase in earnings during the six months ended June 30, 2018 compared to the six months June 30, 2017, in part the result of a full period of earnings recognized during the six months ended June 30, 2018 for partner firms that were acquired during the six months ended June 30, 2017.

        Selling, general and administrative expenses increased $9.8 million, or 14.5%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase related to new partner firms was $8.7 million. During the six months ended June 30, 2017, delayed offering cost expenses of $9.8 million were recognized. The balance of the increase of $10.9 million was in part the result of a full period of expense recognized during the six months ended June 30, 2018 for partner firms that were acquired during the six months ended June 30, 2017 and in part due to an increase in expenses related to travel, information technology and rent expense related to the growth of our existing partner firms and our acquisition of new partner firms.

        Intangible amortization increased $14.3 million, or 52.0%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily related to new partner firms which added amortization of $11.2 million during the six months ended June 30, 2018.

        Non-cash changes in fair value of estimated contingent consideration increased $16.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. During the six months ended June 30, 2018 the probability that certain contingent consideration payments would be achieved increased resulting in an increase in the fair value of the contingent consideration liability.

        Depreciation and other amortization expense increased $1.0 million, or 31.4%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was related to a full period of depreciation and amortization for fixed assets acquired in 2017.

Liquidity and Capital Resources

Sources of Liquidity

        During the six months ended June 30, 2018, we met our cash and liquidity needs primarily through cash generated by our operations and borrowings under our credit facilities. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our credit facilities, especially for acquisition activities. Our ongoing sources of cash will primarily consist of wealth management fees. We will primarily use cash flow from operations to pay compensation and related expenses, management fees, selling, general and administrative expenses, income taxes and debt service. For information regarding our credit facilities, please read "—Credit Facilities."

Tax Receivable Agreements

        In July 2018, in connection with the closing of the IPO, Focus Inc. entered into two Tax Receivable Agreements; one with certain entities affiliated with our private equity investors and the other with certain other continuing and former owners of Focus LLC (the "TRA Holders"). The agreements generally provide for the payment by Focus Inc. to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Focus Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis and certain tax benefits attributable to imputed interest. Focus Inc. will retain the benefit of the remaining 15% of these cash savings.

        The payment obligations under the Tax Receivable Agreements are Focus Inc.'s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.'s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. We expect that future payments to the TRA Holders resulting from the IPO will be approximately $38.1 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

        The actual increases in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of any redemption of units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of Focus LLC's assets that consist of equity in entities taxed as corporations at the time of each redemption, the amount and timing of the taxable income we generate in the future, the U.S. federal income tax rates then applicable and the portion of the payments under the Tax Receivable Agreements that constitute imputed interest or give rise to depreciable or amortizable tax basis.

        The foregoing amount of expected future payments to TRA Holders is merely an estimate and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreements payments as compared to the foregoing estimates. Moreover, there may be a negative impact on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreements exceed the actual benefits realized in respect of the tax attributes subject to the Tax Receivable Agreements and/or (ii) distributions to Focus Inc. by Focus LLC are not sufficient to permit

Focus Inc. to make payments under the Tax Receivable Agreements after it has paid its taxes and other obligations.

        The payments under the Tax Receivable Agreements will not be conditioned upon a TRA holder's having a continued ownership interest in either Focus Inc. or Focus LLC.

Cash Flows

        The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2017 and 2018.

	Six Months Ended June 30,
	2017	2018	$ Change	% Change
Cash provided by (used in):
Operating activities	$9,898	$37,152	$27,254	275.3%
Investing activities	(117,409)	(244,061)	(126,652)	107.9%
Financing activities	113,379	188,106	74,727	65.9%
Cash and cash equivalents—end of period	22,444	32,572	10,128	45.1%

  Operating Activities

        Net cash provided by operating activities includes net loss adjusted for non-cash expenses such as intangible amortization, depreciation and other amortization, amortization of debt financing costs, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, other non-cash items and changes in cash resulting from changes in operating assets and liabilities. Operating assets and liabilities include receivables from our clients, prepaid expenses and other assets, accounts payable and accrued expenses, deferred revenues and other assets and liabilities.

        Net cash provided by operating activities increased $27.3 million, or 275.3%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily related to an increase in intangible amortization, non-cash changes in fair value of estimated contingent consideration and loss on extinguishment of borrowings during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily offset by an increase in the net loss during the six months ended June 30, 2018.

  Investing Activities

        Net cash used in investing activities increased $126.7 million, or 107.9%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to an increase of $101.1 million in cash paid for acquisitions and investment and other of $23.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

  Financing Activities

        Net cash provided by financing activities for the six months ended June 30, 2018 increased $74.7 million, or 65.9%, compared to the six months ended June 30, 2017. The increase was primarily due to an increase of $76.7 million in net borrowings made under our credit facilities during the six months ended June 30, 2018.

Contractual Obligations

        As of June 30, 2018, there have been no material changes to our contractual obligations previously disclosed in the Final Prospectus.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Credit Facilities

        In July 2017, we entered into new credit facilities (collectively, the "Credit Facility"). The Credit Facility consists of a $795.0 million first lien term loan (the "First Lien Term Loan"), a $250.0 million first lien revolving credit facility (the "First Lien Revolver"), and a $207.0 million second lien term loan (the "Second Lien Term Loan"). In connection with the Credit Facility, we repaid all amounts outstanding under the prior credit facility with the proceeds from the Credit Facility and wrote off all deferred financing costs related to the prior credit facility resulting in a $8.1 million loss on extinguishment of borrowings.

        The First Lien Term Loan has a maturity date of July 2024 and requires quarterly installment repayments of $1,988. The First Lien Term Loan was issued at a discount of 0.125% or $1.0 million that we are amortizing to interest expense over the term of the First Lien Term Loan. The First Lien Revolver has a maturity date of July 2022 and has no required quarterly installment repayments. Up to $30.0 million of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Term Loan (up to January 2018 as noted below) and First Lien Revolver bear interest (at our option) at: (i) the London InterBank Offered Rate ("LIBOR") plus a margin of 3.25% with the First Lien Revolver having step downs to 3.00% and 2.75% based on achievement of a specified First Lien Leverage Ratio (as defined in the Credit Facility) or, (ii) the lender's Base Rate (as defined in the Credit Facility) plus a margin of 2.25% with the First Lien Revolver having step downs to 2.00% and 1.75% based on achievement of a specified First Lien Leverage Ratio. The First Lien Leverage Ratio means the ratio of total amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured on a pari passu basis with the liens securing the First Lien Term Loan and First Lien Revolver (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents, to Consolidated EBITDA (as defined in the Credit Facility). The Credit Facility also includes an unused commitment fee of 0.50% of the outstanding commitments under the First Lien Revolver, with a stepdown to 0.375% based on achievement of a specified First Lien Leverage Ratio. As of June 30, 2018, the available unused commitment line was $247.0 million.

        In January 2018, we amended our First Lien Term Loan to reduce our interest rate to LIBOR plus a margin of 2.75% or the lender's Base Rate plus a margin of 1.75%. The First Lien Term Loan requires a prepayment penalty of 1.00% of the then outstanding principal amount of the First Lien Term Loan if repaid prior to July 2018. As a result of the amendment, we recognized in January 2018 a loss on extinguishment of borrowings of $14.0 million, representing the write-off of $13.1 million and $0.9 million in deferred financing costs and unamortized discount related to the First Lien Term Loan.

        In April 2018, we expanded our First Lien Term Loan by $200.0 million. In connection with the $200.0 million incremental First Lien Term Loan, we incurred $1.3 million in debt financing costs. In addition, the quarterly installment repayments increased to $2.5 million beginning in June 2018.

        The Second Lien Term Loan has a maturity date of July 2025 and bears interest (at our option) at: (i) LIBOR plus a margin of 7.50% or (ii) the lender's Base Rate plus a margin of 6.50%. The Second Lien Term Loan has no required installment repayments due prior to the maturity date. The Second Lien Term Loan was issued at a discount of 1.00% or $2.1 million that we are amortizing to interest expense over the term of the Second Lien Term Loan. The Second Lien Term Loan requires a prepayment penalty of 1.00% of the then outstanding principal amount of the Second Lien Term Loan if prepaid prior to July 2019.

        Our obligations under the Credit Facility are collateralized by the majority of the Company's assets. The Credit Facility contains various customary covenants, including, but not limited to: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property and (v) declaring dividends or making other restricted payments.

        The Credit Facility requires us to maintain, as of the last day of each fiscal quarter, a Total Secured Leverage Ratio (as defined below) of not more than 8.85:1.00 for each quarterly measurement period through March 31, 2019 and 8.60:1.00 thereafter. At June 30, 2018, our Total Secured Leverage Ratio was 5.58:1.00, which satisfied the maximum ratio of 8.85:1.00. Total Secured Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan, First Lien Revolver and Second Lien Term Loan plus other outstanding debt obligations secured by a lien on our assets (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA.

        We are also subject to contingent principal payments based on excess cash flow (as defined in the Credit Facility) commencing with and including the fiscal year ending December 31, 2018.

        At June 30, 2018, outstanding stated value borrowings under the Credit Facility were $1,195.6 million. The weighted-average interest rate for outstanding borrowings was approximately 6% for the three and six months ended June 30, 2018, respectively. At June 30, 2018, we had outstanding letters of credit in the amount of $3.0 million bearing interest at an annual rate of approximately 3%.

        In June 2018, we entered into an amendment to our Credit Facility that became effective upon closing of the IPO. Our First Lien Term Loan was reduced to $803.0 million and was amended to reduce our interest rate to LIBOR plus a margin of 2.75% or the lender's Base Rate plus a margin of 1.75%; provided that, from and after the later of (x) July 18, 2018 and (y) the first date on which Focus LLC has obtained public corporate family ratings of at least Ba3 (stable) from Moody's and BB– (stable) from S&P, the foregoing rates shall be reduced to LIBOR plus a margin of 2.50% or the lender's Base Rate plus a margin of 1.50%. Our First Lien Revolver was amended to increase our borrowing capacity to $650.0 million and extend the maturity date to 5 years from the effective date of the amendment. Our First Lien Revolver was also amended such that it will bear interest at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender's Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee will be 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio. Our Credit Facility was also amended to require us to maintain a First Lien Leverage Ratio of not more than 6.25:1.00 instead of the prior requirement to maintain a Total Secured Leverage Ratio of 8.85:1.00. Additionally, we repaid the $207.0 million Second Lien Term Loan in July 2018.

Critical Accounting Policies

        Our financial statements are prepared in accordance with GAAP. Our financial statements include the accounts of Focus LLC and our subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies are discussed below. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent. Actual results could differ from those estimates.

Revenue Recognition

  Wealth Management Fees

        We, solely through our partner firms, recognize revenue when earned from wealth management fees, which are primarily comprised of fees earned from wealth management services, including investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. Client arrangements may contain a single or multiple performance obligations, each of which are separately identifiable and accounted for as the related services are provided and consumed over time. Fees are primarily based either on a contractual percentage of the client's assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly, or semiannual basis and such fees earned as the services are performed over time. Revenue for wealth management and operational support services provided to third-party wealth management firms is presented net since these services are performed in an agent capacity. Wealth management fees are recorded when: (i) an arrangement with a client has been identified, (ii) the performance obligations have been identified, (iii) the fee or other transaction price has been determined; (iv) the fee or other transaction price has been allocated to each performance obligation; and (v) we have satisfied the applicable performance obligation.

  Other

        Other revenue primarily includes recordkeeping and administration service fees, commissions and distribution fees. Client arrangements may contain a single or multiple performance obligations, each of which are separately identifiable and accounted for as the related services are provided and consumed over time. Recordkeeping and administration revenue, in accordance with the same five criteria above, is recognized over the period in which services are provided. Commissions and distribution fees, in accordance with the same five criteria above, are recognized when earned.

  Deferred Revenue

        Fees collected in advance are deferred and recognized in revenue over the period earned with the unrecognized portion of fees collected in advance recorded as deferred revenue.

Business Acquisitions

        Business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations. Business acquisitions are accounted for by allocating the purchase price consideration to the fair value of assets acquired and liabilities assumed. Goodwill is recognized as the excess of the purchase price consideration over the fair value of net assets of the business acquired. All transaction costs are expensed as incurred.

        We have incorporated contingent consideration into the structure of our partner firm acquisitions. These arrangements may result in the payment of additional purchase price consideration to the sellers based on the growth of certain financial thresholds for periods following the closing of the respective acquisition. The additional purchase price consideration is payable in the form of cash and/or equity.

        For business acquisitions, we recognize the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in exchange for the acquired wealth management firm. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in the consolidated statements of operations.

        The results of the acquired wealth management firms are included in our consolidated financial statements from the respective dates of acquisition.

Goodwill, Intangible Assets and Other Long-Lived Assets

        Goodwill is deemed to have an indefinite useful life and is not amortized. Intangible assets are amortized over their respective estimated useful lives. We have no indefinite-lived intangible assets.

        Goodwill is tested annually for impairment as of October 1, or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A two-step impairment test is performed on goodwill. In the first step, we compare the fair value of each reporting unit to the carrying value of the net assets of the reporting unit. The fair value of the reporting unit is determined using a discounted cash flow approach. Under this approach, management uses certain assumptions including, but not limited to, a risk-adjusted rate that is estimated to be commensurate with the risk associated with the underlying cash flows, cash flow trends from prior periods, current-period cash flow, and management's expectation of future cash flows. Expectations of future cash flows are based on projections or forecasts derived from our understanding of the relevant business prospects, economic or market trends, and regulatory or legislative changes which may occur. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit in the first step, no further testing is performed. If the carrying value exceeds the fair value of the reporting unit in the first step, then we perform the second step of the impairment test to determine the implied fair value of goodwill and compare the implied fair value of goodwill to the carrying value of goodwill to determine the extent of the impairment, if any.

        In March 2018, we modified the manner in which we assess goodwill for impairment. We had determined for the purpose of our annual goodwill impairment test that our reporting units should be aggregated into one reporting unit. Our determination was based on; our reporting units having similar economic and business characteristics, and the services performed by the reporting units are wealth management related and that the reporting units are subject to a similar regulatory framework. We believe that the resulting change in accounting principle related to the reporting unit utilized in the annual goodwill impairment test will not delay, accelerate or avoid an impairment charge. We determined that the change in accounting principle related to the reporting unit used in our annual impairment test is appropriate based on the nature of our business. The change would not have had an impact on the results of our impairment test for the year ended December 31, 2017.

        Intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the asset might be impaired or that the estimated useful life should be changed prospectively. If impairment indicators are present, the recoverability of these assets is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined using a discounted cash flow approach.

Income Taxes

        Focus LLC is treated as a partnership for federal income tax purposes. Accordingly, Focus LLC is generally not and has not been subject to U.S. federal and certain state income taxes at the entity level, although it has been subject to the New York City Unincorporated Business Tax. Instead, for U.S. federal and certain state income tax purposes, the income, deductions, losses and credits of Focus LLC are passed through to its unitholders, which after the IPO includes Focus Inc. Focus LLC has historically made tax distribution payments in accordance with its Operating Agreement, and Focus Inc. intends to cause Focus LLC to continue to make tax distribution payments, to the extent of available cash, in accordance with the Fourth Amended and Restated Operating Agreement, which was entered into in connection with the closing of the IPO and the related reorganization transactions. Certain of our subsidiaries are subject to U.S. federal, state, local or foreign corporate income taxes. We file income tax returns with the U.S. federal government as well as various state and local jurisdictions and certain of our subsidiaries are subject to filing requirements in the United Kingdom, Canada and Australia.

        We apply the asset and liability method for deferred income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Valuation allowances, if any, are recorded to reduce the deferred tax assets to an amount that is more likely than not to be realized.

        We review and evaluate tax positions in our major tax jurisdictions and determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, we have recorded no reserves for uncertain tax positions at December 31, 2017 and June 30, 2018.

Consolidation Considerations

        ASC Topic 810, Consolidation, requires an entity to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity ("VIE"). Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest is deemed to be the primary beneficiary and is required to consolidate the VIE.

        Certain of our subsidiaries have management agreements with the respective management company, which causes these operating subsidiaries to be VIEs. We have assessed whether or not we are the primary beneficiary for these operating subsidiaries and have concluded that we are the primary beneficiary. Accordingly, the results of these subsidiaries have been consolidated.

        Certain of our subsidiaries have variable interests in certain investment funds that are deemed voting interest entities. Due to substantive kick-out rights possessed by the limited partners of these funds, we do not consolidate the investment funds.

        From time to time, we enter into option agreements with wealth management firms (each, an "Optionee") and their owners. In exchange for payment of an option premium, the option agreement allows us, at our sole discretion, to acquire substantially all of the assets of the Optionee at a predetermined time and at a predetermined purchase price formula. If we choose to exercise our option, the acquisition and the corresponding management agreement would be executed in accordance with our typical acquisition structure. If we choose not to exercise the option, the option premium would be recorded as a loss on investment in the consolidated statements of operations in the period that the option expires. We have determined that the respective option agreements with the Optionees qualify the Optionees as VIEs. We have determined that we are not the primary beneficiary of the Optionees and do not consolidate the results of the Optionees.

Unit-Based Compensation Costs

        Compensation cost for unit-based awards is measured based on the fair value of the unit-based awards determined by the Black-Scholes option pricing model or the monte carlo simulation model on the date that the unit-based awards are issued or modified, and is adjusted for the estimated number of awards that are expected to be forfeited. The compensation cost is recognized on a straight-line basis over the requisite service period.

        Our common unit price is determined based on third-party transactions and/or third-party valuation reports.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date." ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year for public companies. ASU No. 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP when it became effective for us on January 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. Additionally, ASU No. 2014-09 requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgements in measurement and recognition. We adopted ASU No. 2014-09 using the retrospective transition method. The adoption of ASU No. 2014-09 did not have a material effect on our consolidated financial statements and no adjustments were required to prior periods because there were no changes to our recognition of revenues or presentation of revenues in the consolidated statements of operations.

        In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 was effective for us beginning January 1, 2018. The adoption of ASU No. 2016-01 did not have a material effect on our consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" and in July 2018, the FASB issued ASU 2018-10 "Codification Improvements to Topic 842, Leases" and ASU 2018-11 "Leases (Topic 842) Targeted Improvements" (collectively "ASC Topic 842"). ASC Topic 842 requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASC Topic 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASC Topic 842 is effective for us for interim and annual periods beginning January 1, 2019 and early adoption is permitted. We expect that most of our operating lease commitments will be subject to ASC Topic 842 and recognized as operating lease liabilities and right of use assets upon adoption, resulting in a significant increase in assets and liabilities on the consolidated balance sheet. We are continuing our assessment of ASC Topic 842 which may identify additional impacts that ASC Topic 842 will have on our consolidated financial statements and disclosures.

        In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting", which amends ASC Topic 718, "Stock Compensation". The objective of this amendment is part of the FASB's Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 was effective for us on January 1, 2017. The adoption of ASU No. 2016-09 did not have a material effect on our consolidated financial statements.

        In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU No. 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU No. 2016-15 on January 1, 2017. The adoption of ASU No. 2016-15 did not have a material effect on our consolidated financial statements.

        In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business", which amends the guidance of FASB Accounting Standards Codification Topic 805, "Business Combinations", adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU No. 2017-01 was effective for us prospectively on January 1, 2018. The adoption of ASU No. 2017-01 did not have a material effect on our consolidated financial statements.

        In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment", which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively, early application is permitted. ASU No. 2017-04 is not expected to have a material effect on our consolidated financial statements.

        In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting". ASU No. 2017-09 provides guidance that clarifies when changes to the terms or conditions of a share-based payment award require the application of modification accounting under ASC 718. ASU No. 2017-09 will allow for certain changes to be made to awards without accounting for them as modifications. We early adopted ASU No. 2017-09 during the year ended December 31, 2017. The adoption of ASU No. 2017-09 did not have a material effect on our consolidated financial statements.

        In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting", which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after adoption of ASU No. 2014-09. We have not yet determined the effect of ASU No. 2018-07 on its ongoing financial reporting.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Our exposure to market risk is primarily related to our partner firms' wealth management services. For the three and six months ended June 30, 2018, over 90% of our revenues were fee-based and recurring in nature. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

        Interest payable on our Credit Facility is variable. Borrowing under the First Lien Term Loan (up to January 2018 as noted below) and First Lien Revolver bore interest (at our option) at: (i) the LIBOR plus a margin of 3.25% with the First Lien Revolver having step downs to 3.00% and 2.75% based on achievement of a specified First Lien Leverage Ratio or, (ii) the lender's Base Rate plus a margin of 2.25% with the First Lien Revolver having step downs to 2.00% and 1.75% based on achievement of a specified First Lien Leverage Ratio. Borrowings under the Second Lien Term Loan bore interest (at our option) at: (i) LIBOR plus a margin of 7.50% or (ii) the lender's Base Rate plus a margin of 6.50%. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. As of June 30, 2018, we had total stated value borrowings outstanding under our Credit Facility of $1,195.6 million. If LIBOR based interest rates increased by 1.0% on this amount, our interest expense for the three and six months end June 30, 2018 would have increased by approximately $3.0 million and $6.0 million, respectively.

        In January 2018, we amended our First Lien Term Loan to reduce interest to LIBOR plus a margin of 2.75% or the lender's Base Rate plus a margin of 1.75%.

        In April 2018, we expanded our First Lien Term Loan by $200.0 million for acquisition purposes.

        In June 2018, we entered into an amendment to our Credit Facility that became effective upon closing of the IPO. Our First Lien Term Loan was reduced to $803.0 million and was amended to reduce our interest rate to LIBOR plus a margin of 2.75% or the lender's Base Rate plus a margin of 1.75%; provided that, from and after the later of (x) July 18, 2018 and (y) the first date on which we have obtained public corporate family ratings of at least Ba3 (stable) from Moody's and BB– (stable) from S&P, the foregoing rates shall be reduced to LIBOR plus a margin of 2.50% or the lender's Base Rate plus a margin of 1.50%. Our First Lien Revolver was amended to increase our borrowing capacity to $650.0 million and extend the maturity date to 5 years from the effective date of the amendment. Our First Lien Revolver was also amended such that it will bear interest at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender's Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee will be 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio. Our Credit Facility was also amended to require us to maintain a First Lien Leverage Ratio of not more than 6.25:1.00 instead of the prior requirement to maintain a Total Secured Leverage Ratio of 8.85:1.00. Additionally, we repaid the $207.0 million Second Lien Term Loan in July 2018.

Item 4.    Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

        We are, from time to time, involved in various legal claims and regulatory matters arising out of our operations in the normal course of business. After consultation with legal counsel, we do not believe that the resolutions of any such matters we are currently involved in, individually or in the aggregate, will have a material adverse impact on our financial condition or results of operations. However, we can provide no assurance that any pending or future matters will not have a material effect on our financial condition, results of operations or cash flows in future reporting periods.

        From time to time, our partner firms receive requests for information from governmental authorities regarding business activities. We have cooperated and will continue to cooperate fully with all governmental agencies. We continue to believe that the resolution of any governmental inquiry will not have a material impact on our financial condition, results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On July 25, 2018, our registration statement on Form S-1, as amended (File No. 333-225166), filed in connection with our IPO, was declared effective by the SEC and, on July 30, 2018, we closed our IPO consisting of 18,648,649 shares of our Class A common stock at a public offering price of $33.00 per share. Goldman Sachs & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as the representatives of the several underwriters in our IPO. In our IPO, we received approximately $564.8 million in estimated net proceeds including $74.7 million in connection with the full exercise of the option to purchase additional shares granted to the underwriters, after deducting underwriting discounts and commissions of $43.1 million and $7.5 million of other estimated offering expenses. Affiliates of KKR Capital Markets LLC, one of the underwriters in our IPO, own more than 10% of our outstanding Class A common stock. Focus Inc. used $11.1 million of the net proceeds to pay mandatorily exchanging owners who elected to sell their units of Focus LLC and $24.4 million to pay other existing owners who elected to sell their units of Focus LLC. Focus Inc. contributed $529.3 million of the estimated net proceeds from the IPO to Focus LLC in exchange for 17,583,947 common units of Focus LLC. Focus LLC used $392.5 million of such contribution to reduce indebtedness under its Credit Facility. The remaining $136.8 million of such contribution will be used by Focus LLC for acquisitions and general corporate business purposes and to pay the expenses of the IPO.

Item 6.    Exhibits

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Focus Financial Partners Inc.(1)
3.2		Amended and Restated Bylaws of Focus Financial Partners Inc.(1)
4.1		Registration Rights Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc., Focus Financial Partners, LLC and the other parties named therein(1)
4.2		Nomination Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of Stone Point Capital LLC named therein(1)
4.3		Nomination Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of Kohlberg Kravis Roberts & Co. L.P. named therein(1)
10.1		Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC(1)
10.2		Tax Receivable Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of the Private Equity Investors named therein(1)
10.3		Tax Receivable Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the parties named therein(1)
10.4		Focus Financial Partners Inc. 2018 Omnibus Incentive Plan(1)
10.5
Amendment No. 4 to First Lien Credit Agreement, dated as of June 29, 2018, among Focus LLC, as borrower, the lenders party thereto, Royal Bank of Canada, as term administrative agent, collateral agent and fronting bank, and Bank of America, N.A., as revolver administrative agent and letter of credit issuer(2)
10.6		Indemnification Agreement (Ruediger Adolf)(1)
10.7		Indemnification Agreement (Rajini Sundar Kodialam)(1)
10.8		Indemnification Agreement (James Shanahan)(1)
10.9		Indemnification Agreement (James D. Carey)(1)
10.10		Indemnification Agreement (Fayez S. Muhtadie)(1)
10.11		Indemnification Agreement (Christopher J. Harrington)(1)
10.12		Indemnification Agreement (Deborah D. McWhinney)(1)
10.13		Indemnification Agreement (Noah Gottdiener)(1)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.NS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number		Description
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed or furnished herewith.

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.

(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-225166) filed with the SEC on June 29, 2018.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FOCUS FINANCIAL PARTNERS INC.
Date: August 28, 2018	By:	/s/ RUEDIGER ADOLF Ruediger Adolf Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 28, 2018	By:	/s/ JAMES SHANAHAN James Shanahan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)