Form 10-Q
period 2018-09-30
Focus Financial Partners Inc.
filed 2018-11-13
CIK 1651052

Use these links to rapidly review the document

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☒

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

        As of November 13, 2018, the registrant had 42,529,651 shares of Class A common stock and 22,823,272 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

Financial Statements Introductory Note

        The unaudited condensed consolidated financial statements and other disclosures contained in this report include those of Focus Financial Partners Inc. ("we," "us," "our," "Focus Inc.," the "Registrant" or the "Company"), which is the registrant, and those of Focus Financial Partners, LLC, a Delaware limited liability company ("Focus LLC"), which became the principal operating subsidiary of the Registrant in a series of reorganization transactions that were completed on July 30, 2018 (the "Reorganization Transactions") in connection with our initial public offering ("IPO"). For more information regarding the transactions described above, see Note 3 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

        As a result of the IPO and Reorganization Transactions, we became the managing member of Focus LLC. The unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of the Company, including consolidation of its investment in Focus LLC, since July 30, 2018. Prior to July 30, 2018, the closing date of the IPO, the unaudited condensed consolidated financial statements represent the financial statements of Focus LLC. The unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of the Company or Focus LLC would have been had these companies been stand-alone public companies for the periods presented. Specifically, the historical financial statements of Focus LLC do not give effect to the following matters:

  •
  Reorganization Transactions;

  •
  U.S. corporate federal income taxes; and

  •
  Noncontrolling interest held by other members of Focus LLC.

        As a consequence, loss per share information reported in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 reflect only the net loss attributable to common stockholders for the period from July 30, 2018 through September 30, 2018, as detailed in Note 4, "Non-Controlling Interests and Loss Per Share", to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share data)

	December 31, 2017	September 30, 2018
ASSETS
Cash and cash equivalents	$51,455	$98,378
Accounts receivable less allowances of $505 at 2017 and $1,208 at 2018	73,513	101,570
Prepaid expenses and other assets	37,423	70,127
Fixed assets—net	21,397	22,407
Debt financing costs—net	13,278	13,014
Deferred tax assets—net	—	70,232
Goodwill	515,489	693,160
Other intangible assets—net	522,282	672,060

TOTAL ASSETS	$1,234,837	$1,740,948

LIABILITIES, MEZZANINE EQUITY, AND MEMBERS' DEFICIT/SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable	$5,752	$8,621
Accrued expenses	23,626	48,588
Due to affiliates	33,698	40,537
Deferred revenue	6,094	7,811
Other liabilities	99,077	148,929
Borrowings under credit facilities (stated value of $1,000,012 and $800,993 at December 31, 2017 and September 30, 2018)	980,502	798,481
Tax receivable agreements obligation	—	39,156

TOTAL LIABILITIES	1,148,749	1,092,123

MEZZANINE EQUITY:
Redeemable common and incentive units	166,249	—
Convertible preferred units	698,500	—

TOTAL MEZZANINE EQUITY	864,749	—

COMMITMENTS AND CONTINGENCIES (Note 12)
MEMBERS' DEFICIT	(778,661)	—
Class A common stock, par value $0.01, 0 and 500,000,000 shares authorized; and 0 and 42,529,651 shares issued and outstanding at December 31, 2017 and September 30, 2018, respectively	—	425
Class B common stock, par value $0.01, 0 and 500,000,000 shares authorized; and 0 and 22,823,272 shares issued and outstanding at December 31, 2017 and September 30, 2018, respectively	—	228
Additional paid-in capital	—	389,830
Accumulated deficit	—	(10,198)
Accumulated other comprehensive loss	—	(245)

Total members' deficit / shareholders' equity	(778,661)	380,040
Non-controlling interests	—	268,785

Total deficit/ equity	(778,661)	648,825
TOTAL LIABILITIES, MEZZANINE EQUITY, AND MEMBERS' DEFICIT/SHAREHOLDERS' EQUITY	$1,234,837	$1,740,948

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2018	2017	2018
REVENUES:
Wealth management fees	$168,967	$220,235	$438,184	$620,886
Other	11,287	15,466	34,846	42,479

Total revenues	180,254	235,701	473,030	663,365

OPERATING EXPENSES:
Compensation and related expenses	90,524	107,382	196,037	262,004
Management fees	43,100	62,487	115,898	169,346
Selling, general and administrative	32,230	43,832	100,174	121,612
Intangible amortization	18,530	23,616	46,020	65,400
Non-cash changes in fair value of estimated contingent consideration	5,130	10,564	7,227	28,879
Depreciation and other amortization	1,749	2,077	4,826	6,121

Total operating expenses	191,263	249,958	470,182	653,362

INCOME (LOSS) FROM OPERATIONS	(11,009)	(14,257)	2,848	10,003

OTHER INCOME (EXPENSE):
Interest income	32	432	74	809
Interest expense	(14,296)	(12,996)	(27,338)	(45,480)
Amortization of debt financing costs	(1,344)	(828)	(2,726)	(2,716)
Gain on sale of investment	—	—	—	5,509
Loss on extinguishment of borrowings	(8,106)	(7,060)	(8,106)	(21,071)
Other (expense) income—net	(2,959)	(525)	(3,206)	(229)
Income from equity method investments	358	55	1,066	208

Total other expense—net	(26,315)	(20,922)	(40,236)	(62,970)

LOSS BEFORE INCOME TAX	(37,324)	(35,179)	(37,388)	(52,967)
INCOME TAX EXPENSE	(557)	(3,745)	(1,281)	(5,667)

NET LOSS	$(37,881)	(38,924)	$(38,669)	(58,634)

Non-controlling interest		28,726		48,436

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS.		$ (10,198)		$ (10,198)

Loss per share of Class A common stock:
Basic		$ (0.24)		$ (0.24)

Diluted		$ (0.24)		$ (0.24)

Weighted average shares of Class A common stock outstanding:
Basic		42,351,043		42,351,043

Diluted		42,351,043		42,351,043

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive loss

(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2018	2017	2018
Net loss	$(37,881)	$(38,924)	$(38,669)	$(58,634)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	947	(318)	2,549	(1,824)

Comprehensive loss	$(36,934)	(39,242)	$(36,120)	(60,458)

Less: Comprehensive loss attributable to noncontrolling interest		28,799		50,015

Comprehensive loss attributable to common stockholders		$(10,443)		$(10,443)

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the nine months ended September 30,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,669)	$(58,634)
Adjustments to reconcile net loss to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	46,020	65,400
Depreciation and other amortization	4,826	6,121
Amortization of debt financing costs	2,726	2,716
Non-cash equity compensation expense	31,399	31,612
Non-cash changes in fair value of estimated contingent consideration	7,227	28,879
Income from equity method investments	(1,066)	(208)
Distributions received from equity method investments	694	739
Other non-cash items	(223)	787
Loss on extinguishment of borrowings	8,106	19,001
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(25,824)	(30,172)
Prepaid expenses and other assets	5,861	(6,035)
Accounts payable	(1,437)	1,219
Accrued expenses	19,963	21,382
Due to affiliates	5,803	7,503
Other liabilities	(4,905)	(6,315)
Deferred revenue	1,228	2,223

Net cash provided by operating activities	61,729	86,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(361,765)	(296,821)
Purchase of fixed assets	(8,514)	(6,326)
Investment and other	(500)	(24,300)

Net cash used in investing activities	(370,779)	(327,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	1,181,936	250,000
Repayments of borrowings under credit facilities	(640,000)	(449,019)
Proceeds from issuance of common stock, net	—	565,160
Proceeds from issuance of convertible preferred units, net	643,272	—
Payments of preferred dividends	(3,063)	—
Payments in connection with unit redemptions, net	(795,638)	(61,539)
Contingent consideration paid	(5,499)	(10,286)
Payments of debt financing costs	(32,612)	(4,612)
Payments on capital lease obligations	(171)	(147)
Distributions for unitholders	(2,168)	(1,308)

Net cash provided by financing activities	346,057	288,249

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	146	(97)

CHANGE IN CASH AND CASH EQUIVALENTS	37,153	46,923
CASH AND CASH EQUIVALENTS:
Beginning of period	16,508	51,455

End of period	$53,661	$98,378

See Note 13 for supplemental cash flow disclosure
See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock						Total Members' Deficit/ Shareholders' Equity
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Accumulated Earnings (Deficit)		Common Units		Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Members' equity (deficit)—January 1, 2018	—	$—	—	$—	$30,731	$(805,470)	$(8,269)	$4,347	$(778,661)	$—	$(778,661)
Net loss						(47,821)			(47,821)		(47,821)
Issuance of restricted common units in connection with acquisitions								40,389	40,389		40,389
Non-cash equity compensation expense					24,987				24,987		24,987
Currency translation adjustment, net							(1,398)		(1,398)		(1,398)
Retirement of treasury stock					(2,067)			(842)	(2,909)		(2,909)
Distributions for unitholders						(2,224)			(2,224)		(2,224)
Reorganization of equity structure—July 30, 2018	23,881,002	239	22,499,665	225	(271,307)	855,515	9,667	(43,894)	550,445	258,670	809,115

Balance post-reorganization	23,881,002	239	22,499,665	225	(217,656)	—	—	—	(217,192)	258,670	41,478
Net loss						(10,198)			(10,198)	(615)	(10,813)
Issuance of common stock	18,648,649	186			564,974				565,160		565,160
Issuance of common stock in connection with acquisitions			323,607	3					3		3
Change in noncontrolling interest allocation					1,522				1,522	10,911	12,433
Non-cash equity compensation expenses					4,409				4,409		4,409
Currency translation adjustment							(245)		(245)	(181)	(426)
Adjustment of deferred tax assets, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions					36,581				36,581		36,581

SHAREHOLDERS' EQUITY (DEFICIT)—SEPTEMBER 30, 2018	42,529,651	$425	22,823,272	$228	$389,830	$(10,198)	$(245)	$—	$380,040	$268,785	$648,825

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements

(In thousands, except unit and share data)

1. GENERAL

        Organization and Business—The Company was formed as a Delaware corporation on July 29, 2015 for the sole purpose of completing the IPO and Reorganization Transactions in order to carry on the business of Focus LLC. On July 30, 2018, the Company became the managing member of Focus LLC and operates and controls the businesses and affairs of Focus LLC and its subsidiaries. Accordingly, the unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of Focus LLC (predecessor) prior to July 30, 2018.

        Focus LLC is a Delaware limited liability company that was formed in November 2004. Focus LLC's subsidiaries commenced revenue-generating and acquisition activities in January 2006. Focus LLC's activities were governed by its Third Amended and Restated Operating Agreement, as amended, through July 30, 2018 and then its Fourth Amended and Restated Operating Agreement (the "Operating Agreement"), effective on July 30, 2018.

        Focus LLC is in the business of acquiring and overseeing independent fiduciary wealth management and related businesses.

2. SUMMARY OF ACCOUNTING POLICIES

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The unaudited condensed consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. The Company consolidates Focus LLC and its subsidiaries' consolidated financial statements and records the interests in Focus LLC that the Company does not own as non-controlling interests. Non-controlling interests were measured initially at the proportionate share of Focus LLC's identifiable net assets at the date of the IPO. Intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's prospectus dated July 25, 2018, as filed with the SEC on July 27, 2018.

        Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

        Loss Per Share—Loss per share is computed in accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share. Basic loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

that period. Diluted loss per share is calculated by dividing the net loss attributable to common stockholders by the diluted weighted average shares outstanding for that period. Diluted loss per share includes the determinants of the basic loss per share and, in addition, if the effect is dilutive, reflects the dilutive effect of shares of common stock related to the Company's share based compensation plans, with no adjustments to net loss attributable to common stockholders for dilutive potential common shares.

  Revenue Recognition—

        Wealth Management Fees—The Company, solely through its subsidiaries, recognizes revenue from wealth management fees, which are primarily comprised of fees earned for advising on the assets of clients, financial and tax planning fees, consulting fees, tax return preparation fees, fees for family office services, and fees for wealth management and operational support services provided to third-party wealth management firms. Client arrangements may contain a single or multiple performance obligations, each of which are separately identifiable and accounted for as the related services are provided and consumed over time. Fees are primarily based either on a contractual percentage of the client's assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly, or semiannual basis and such fees earned as the services are performed over time. Revenue for wealth management and operational support services provided to third-party wealth management firms is presented net since these services are performed in an agent capacity. Wealth management fees are recorded when: (i) an arrangement with a client has been identified; (ii) the performance obligations have been identified; (iii) the fee or other transaction price has been determined; (iv) the fee or other transaction price has been allocated to each performance obligation; and (v) the Company has satisfied the applicable performance obligation.

        Other—Other revenue primarily includes fees earned for recordkeeping and administration services provided to employee benefit plans as well as commissions and distribution fees and outsourced services. Client arrangements may contain a single or multiple performance obligations, each of which are separately identifiable and accounted for as the related services are provided and consumed over time. Recordkeeping and administration revenue, in accordance with the same five criteria above, is recognized over the period in which services are provided. Commissions and distribution fees and outsourced services, in accordance with the same five criteria above, are recognized when earned.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

the revenues based on the location of the partner firm that generates the revenues and therefore may not be reflective of the geography in which clients are located.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Domestic revenue	$174,624	$230,286	$458,887	$646,805
International revenue	5,630	5,415	14,143	16,560

Total revenue	$180,254	$235,701	$473,030	$663,365

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

        Income Taxes—Subsequent to the Reorganization Transactions and the IPO, the Company is subject to federal, state and local income taxes on its allocable portion of taxable income from Focus LLC. Focus LLC is principally structured as a limited liability company treated as a partnership for U.S. income tax purposes and therefore does not pay income taxes on its taxable income in most jurisdictions in which it operates. Focus LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, such as the New York City Unincorporated Business Tax, and on the taxable income of its U.S. corporate subsidiaries. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. Among other things, the Tax Act reduced the U.S. federal corporate income tax rate from a maximum rate of 35%, to a flat rate of 21%, effective January 1, 2018. Income tax expense for the three and nine months ended September 30, 2018 reflects the reduction in the U.S. corporate income tax rate imposed on the Company and its U.S. corporate subsidiaries owned by Focus LLC.

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

        In accordance with the guidance provided by Staff Accounting Bulletin No. 118 ("SAB No. 118"), the Company recognized an income tax benefit of $2,653 during the three months ended December 31, 2017 related to the remeasurement of its U.S. corporate deferred tax assets and liabilities. The Company has completed its assessment of the impact of the Tax Act and no measurement period adjustments, as permitted under SAB No. 118, are expected.

        The Company applies the asset and liability method for deferred income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Valuation allowances, if any, are recorded to reduce the deferred tax assets to an amount that is more likely than not to be realized.

        The Company reviews and evaluates tax positions in its major tax jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, no reserves for uncertain tax positions at December 31, 2017 and September 30, 2018 were recorded.

        Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date". ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year for public companies. ASU No. 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP when it became effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. Additionally, ASU No. 2014-09 requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company adopted ASU No. 2014-09 using the retrospective transition method. The adoption of ASU No. 2014-09 did not have a material effect on the Company's consolidated financial statements and no adjustments were required to prior periods because there were no changes to the Company's recognition of revenues or presentation of revenues in the consolidated statements of operations.

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

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" and in July 2018, the FASB issued ASU 2018-10 "Codification Improvements to Topic 842, Leases" and ASU 2018-11 "Leases (Topic 842) Targeted Improvements" (collectively "ASC Topic 842"). ASC Topic 842 requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASC Topic 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASC Topic 842 is effective for the Company for interim and annual periods beginning January 1, 2019 and early adoption is permitted. The Company expects that most of the Company's operating lease commitments will be subject to ASC Topic 842 and recognized as operating lease liabilities and right of use assets upon adoption, resulting in a significant increase in assets and

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

liabilities on the consolidated balance sheet. The Company is in the process of implementing lease administration software, changing business processes and internal controls in preparation for the adoption of ASC Topic 842. The Company is continuing its assessment of ASC Topic 842 which may identify additional impacts on the Company's consolidated financial statements and disclosures. The Company will adopt ASC Topic 842 using the transition relief provided by ASU 2018-11.

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

        In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU No. 2016-15 made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU No. 2016-15 on January 1, 2017. The adoption of ASU No. 2016-15 did not have a material effect on the Company's consolidated financial statements.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after adoption of ASU No. 2014-09. The Company has not yet determined the effect of ASU No. 2018-07 on its ongoing financial reporting.

        Subsequent Events—The Company has conducted a review for and evaluated subsequent events from October 1, 2018 through November 13, 2018, the date the unaudited condensed consolidated financial statements were available to be issued. Refer to Notes 5 and 9 for further information regarding subsequent events.

3. IPO, REORGANIZATION TRANSACTIONS AND USE OF PROCEEDS

Initial Public Offering

        On July 30, 2018, the Company completed its IPO of 18,648,649 shares of its Class A common stock, par value $0.01 per share, including 2,432,432 shares of Class A common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $33.00 per share. The shares began trading on the NASDAQ Global Select Market on July 26, 2018 under the ticker symbol "FOCS."

Reorganization Transactions

        In connection with the IPO, Focus LLC completed the Reorganization Transactions. The equity interests in Focus LLC at the date of the IPO consisted of convertible preferred units, common units and incentive units, each incentive unit having a hurdle amount similar to the exercise price of a stock option. The owners of Focus LLC units immediately prior to the IPO ("Existing Owners") primarily included (i) affiliates of Focus LLC's private equity investors ("Private Equity Investors"), (ii) members of management of Focus LLC, (iii) current and former principals of independent fiduciary wealth management and related businesses acquired by Focus LLC and (iv) current and former employees of Focus LLC.

        The following steps were implemented in connection with the Reorganization Transactions:

  •
  Focus LLC purchased, utilizing existing working capital, all common units held by Existing Owners who were not accredited investors, as defined by Rule 501 of Regulation D, at a purchase price per unit equal to 1.25 times the IPO price of $33.00 per share ("Gross IPO Price"). Focus LLC accelerated the vesting of all unvested incentive units held by Existing Owners who were not accredited investors and converted the incentive units of each such holder into a number of common units equal to (i) the number of such incentive units times the Gross IPO Price, minus the aggregate hurdle amount of such incentive units, divided by (ii) the Gross IPO Price (the "Appropriate Conversion Number"). Focus LLC then purchased all common units issued upon such conversion at a purchase price per unit equal to 1.25 times the Gross IPO Price. Focus LLC paid a total of $26,001 to Existing Owners who were not accredited investors.

  •
  Existing Owners who were accredited investors and held fewer than 85,000 common units and incentive units in the aggregate are referred to as "Mandatorily Exchanging Owners."

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

3. IPO, REORGANIZATION TRANSACTIONS AND USE OF PROCEEDS (Continued)

    Focus LLC converted all vested and unvested incentive units of Mandatorily Exchanging Owners into the Appropriate Conversion Number of vested and unvested common units, respectively. Mandatorily Exchanging Owners were given an election to sell up to 100% of their vested common units (after giving effect to such conversion) to the Company at the Gross IPO Price less the underwriting discount (the "Net IPO Price"), subject to cut-backs depending on the proceeds available from the IPO. The vested and unvested common units of a Mandatorily Exchanging Owner not sold were exchanged for an equal number of shares of vested Class A common stock and unvested Class A common stock of the Company. Mandatorily Exchanging Owners of vested common units issued upon conversion of vested incentive units and not sold received (i) vested non-compensatory stock options of the Company to purchase a number of shares of Class A common stock of the Company equal to (A) the number of vested incentive units that were converted into such vested common units minus (B) the number of shares of vested Class A common stock issued in such exchange and (ii) cash in an amount equal to 65% of the fair market value of such non-compensatory stock options. Mandatorily Exchanging Owners of unvested common units issued upon conversion of unvested incentive units and not sold received unvested compensatory stock options of the Company to purchase a number of shares of Class A common stock of the Company equal to (i) the number of unvested incentive units that were converted into such unvested common units minus (ii) the number of shares of unvested Class A common stock issued in such exchange.

  •
  Existing Owners who were accredited investors and held 85,000 or more common units and incentive units in the aggregate were given an election to sell up to 100% of their vested common units and vested incentive units (after conversion into the Appropriate Conversion Number of common units) to the Company at the Net IPO Price, subject to cut-backs depending on the proceeds available from the IPO. These Existing Owners were also given an election to exchange all or a portion of their remaining common units and incentive units for vested and unvested Class A common stock of the Company. These Existing Owners continue to hold their common units and incentive units of Focus LLC remaining after any such sale or exchange.

  •
  All outstanding convertible preferred units of direct or indirect owners of Focus LLC's convertible preferred units that are treated as corporations for U.S. federal income tax purposes were converted into Focus LLC common units on a one-for-one basis and each common unit was exchanged for one share of Class A common stock of the Company. All outstanding convertible preferred units of direct or indirect owners of Focus LLC's convertible preferred units that are not treated as corporations for U.S. federal income tax purposes were converted into Focus LLC common units on a one-for-one basis and certain of these common units were exchanged for shares of Class A common stock of the Company.

        Existing Owners who hold common units of Focus LLC after the Reorganization Transactions ("continuing owners") received shares of Class B common stock of the Company. Shares of Class B common stock do not entitle their holders to any economic rights. Holders of Class A common stock and Class B common stock of the Company vote together as a single class on all matters presented to the shareholders of the Company for their vote or approval, except as otherwise required by applicable law. Each share of Class B common stock entitles its holder to one vote.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

3. IPO, REORGANIZATION TRANSACTIONS AND USE OF PROCEEDS (Continued)

        In connection with the Reorganization Transactions, the Company issued an aggregate of 23,881,002 shares of Class A common stock, non-compensatory stock options to purchase an aggregate of 386,832 shares of Class A common stock, compensatory stock options to purchase an aggregate of 348,577 shares of Class A common stock and an aggregate of 22,499,665 shares of Class B common stock. Due to certain post-closing adjustments, the Company cancelled 240,457 shares of Class A common stock and issued 240,457 shares of Class B common stock effective as of the closing date of the IPO.

Use of Proceeds

        The Company received $565,160 of net proceeds from the sale of the Class A common stock in the IPO including $74,651 in connection with the full exercise of the option to purchase additional shares granted to the underwriters. The Company used $11,137 of the net proceeds to pay Mandatorily Exchanging Owners who elected to sell their units of Focus LLC and $24,400 to pay other Existing Owners who elected to sell their units of Focus LLC. The Company contributed $529,623 of the net proceeds from the IPO to Focus LLC in exchange for 17,583,947 common units of Focus LLC. Focus LLC used $392,535 of such contribution to reduce indebtedness under its Credit Facility (as defined below). The remaining $137,088 of such contribution has been and will be used by Focus LLC for acquisitions and general corporate business purposes.

4. NON-CONTROLLING INTERESTS AND LOSS PER SHARE

        Historical loss per share information is not applicable for reporting periods prior to the consummation of the IPO. Net loss attributable to common stockholders is the net loss recorded by the Company based on its interest in Focus LLC during the respective period after the IPO.

        The calculation of controlling and non-controlling interest is as follows as of September 30, 2018:

Focus LLC common units held by continuing owners	22,823,272
Common unit equivalents of outstanding vested and unvested incentive units held by continuing owners(1)	9,810,779

Total common units and common unit equivalents attributable to non-controlling interest	32,634,051
Total common units and common unit equivalents of incentive units outstanding	75,163,702
Non-controlling interest allocation	43.4%
Company's interest in Focus LLC	56.6%

(1)
Focus LLC common units issuable upon conversion of 16,842,170 (see Note 9) vested and unvested Focus LLC incentive units was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company's Class A common stock on the last trading day of the period.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

4. NON-CONTROLLING INTERESTS AND LOSS PER SHARE (Continued)

        The below table contains a reconciliation of net loss to net loss attributable to common stockholders:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Net loss	$(38,924)	$(58,634)
Net loss attributable to members of Focus LLC (for the respective period through the IPO)	28,111	47,821
Non controlling interest subsequent to the IPO	615	615

Net loss attributable to common stockholders	$(10,198)	$(10,198)

        The calculation of basic and diluted loss per share is described below:

        Basic loss per share is calculated utilizing net loss attributable to common stockholders from July 30, 2018 through September 30, 2018 divided by the weighted average number of shares of Class A common stock outstanding during the same period:

(in thousands, except for shares and per share amounts)	Period July 30, 2018 through September 30, 2018
Basic loss per share:
Net loss attributable to common stockholders	$(10,198)
Weighted average shares of Class A common stock outstanding	42,351,043
Basic loss per share	$(0.24)

        Diluted loss per share is calculated utilizing net loss attributable to common stockholders from July 30, 2018 through September 30, 2018 divided by the weighted average number of shares of Class A common stock outstanding during the same period plus the effect, if any, of the potentially dilutive shares of the Company's Class A common stock from stock options and unvested Class A common stock as calculated using the treasury stock method.

(in thousands, except for shares and per share amounts)	Period July 30, 2018 through September 30, 2018
Diluted loss per share:
Net loss attributable to common stockholders	$(10,198)
Weighted average shares of Class A common stock outstanding	42,351,043
Effect of dilutive stock options	—
Effect of dilutive unvested Class A common stock	—

Total	42,351,043
Diluted loss per share	$(0.24)

        Diluted loss per share excludes incremental shares of 89,378 and 41,033 related to time-based stock options and unvested Class A common stock, respectively, since the effect would be antidilutive.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

4. NON-CONTROLLING INTERESTS AND LOSS PER SHARE (Continued)

Diluted loss per share also excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the IPO if the volume weighted average per share price for any ninety calendar day period within such five year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at September 30, 2018.

5. ACQUISITIONS

Business Acquisitions

        Business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations.

        The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the nine months ended September 30, 2018 is as follows:

Number of business acquisitions closed	17
Consideration:
Cash due at closing and option premium	$292,373
Cash due subsequent to closing at net present value	14,525
Fair market value of Focus LLC common units issued	51,456
Fair market value of estimated contingent consideration	32,196

Total consideration	$390,550

Allocation of purchase price:
Total tangible assets	$3,317
Total liabilities assumed	(2,079)
Customer relationships	186,685
Management contracts	22,380
Goodwill	179,852
Other intangibles	395

Total allocated consideration	$390,550

        Management believes approximately $317,246 of tax goodwill and intangibles related to business acquisitions completed during the nine months ended September 30, 2018 will be deductible for tax purposes. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

        The accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018 includes revenue and income from operations for the business acquisitions that are new subsidiary partner firms from the date they were acquired of $68,292 and $10,426, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

5. ACQUISITIONS (Continued)

Asset Acquisitions

        The Company also separately purchased customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805, Business Combinations. Total purchase consideration for asset acquisitions during the nine months ended September 30, 2018 was $4,557 in cash at closing and in installments plus contingent consideration as additional purchase consideration when the outcome is determinable.

        The weighted-average useful lives of intangible assets acquired during the nine months ended September 30, 2018 through business acquisitions and asset acquisitions are as follows:

Number of Years
Management contracts	20
Customer relationships	9
Other intangibles	5
Weighted-average useful life of all intangibles acquired	11

        From October 1, 2018 to November 13, 2018, the Company completed wealth management business acquisitions for cash at closing of $20,250, plus contingent consideration.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table summarizes the change in the goodwill balances for the year ended December 31, 2017 and the nine months ended September 30, 2018:

	December 31, 2017	September 30, 2018
Balance beginning of period:
Goodwill	$339,129	$538,113
Cumulative impairment losses	(22,624)	(22,624)

	316,505	515,489

Goodwill acquired	198,546	179,852
Other	438	(2,181)

	198,984	177,671

Balance end of period:
Goodwill	538,113	715,784
Cumulative impairment losses	(22,624)	(22,624)

	$515,489	$693,160

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table summarizes the amortizing acquired intangible assets at December 31, 2017:

	Gross Carry Amount	Accumulated Amortization	Net Book Value
Customer relationships	$713,966	$(270,629)	$443,337
Management contracts	103,316	(25,976)	77,340
Other intangibles	3,436	(1,831)	1,605

Total	$820,718	$(298,436)	$522,282

        The following table summarizes the amortizing acquired intangible assets at September 30, 2018:

	Gross Carry Amount	Accumulated Amortization	Net Book Value
Customer relationships	$904,306	$(329,172)	$575,134
Management contracts	125,485	(30,315)	95,170
Other intangibles	4,140	(2,384)	1,756

Total	$1,033,931	$(361,871)	$672,060

7. FAIR VALUE MEASUREMENTS

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

7. FAIR VALUE MEASUREMENTS (Continued)

        The implied fair value of the Company's First Lien Term Loan (as defined below) and Second Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2017 and September 30, 2018 are as follows:

	December 31, 2017		September 30, 2018
	Stated Value	Fair Value	Stated Value	Fair Value
First Lien Term Loan	$793,012	$799,952	$800,993	$804,997
Second Lien Term Loan	207,000	208,811	—	—

        For business acquisitions, the Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on Level 3 inputs.

        The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2017 and the nine months ended September 30, 2018:

Balance as of January 1, 2017	$26,188
Additions to estimated contingent consideration	37,551
Payments of contingent consideration	(9,435)
Non-cash changes in fair value of estimated contingent consideration	22,294
Other	79

Balance as of December 31, 2017	76,677
Additions to estimated contingent consideration	32,196
Payments of contingent consideration	(20,397)
Non-cash changes in fair value of estimated contingent consideration	28,879
Other	(173)

Balance at September 30, 2018	$117,182

        Estimated contingent consideration is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

        In determining fair value of the estimated contingent consideration, the future performance is estimated using financial projections for the acquired businesses. These financial projections, as well as alternative scenarios of financial performance, are measured against the performance targets specified in each respective acquisition agreement. The fair value of the Company's estimated contingent consideration is established using the Monte Carlo Simulation model.

        The significant unobservable input used in the fair value measurement of the Company's estimated contingent consideration is the forecasted growth rates over the measurement period. Significant increases or decreases in the Company's forecasted growth rates over the measurement period would result in a higher or lower fair value measurement.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

7. FAIR VALUE MEASUREMENTS (Continued)

        Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2017 and September 30, 2018 are summarized below:

Quantitative Information About Level 3 Fair Value Measurements
Fair Value at December 31, 2017
	Valuation Techniques	Unobservable Input	Range
$76,677	Monte Carlo Simulation model	Forecasted growth rates	(0.8)% - 24.9%

Quantitative Information About Level 3 Fair Value Measurements
Fair Value at September 30, 2018
	Valuation Techniques	Unobservable Input	Range
$117,182	Monte Carlo Simulation model	Forecasted growth rates	(19.9)% - 90.1%

8. CREDIT FACILITY

        As of December 31, 2016, Focus LLC had a credit facility of approximately $1,067,000 consisting of term and revolving loans, inclusive of an accordion feature of $255,000 (the "Old Credit Facility"). The Old Credit Facility had a June 2020 maturity date.

        In July 2017, Focus LLC entered into new credit facilities (collectively, the "Credit Facility"). The Credit Facility initially consisted of a $795,000 first lien term loan (the "First Lien Term Loan"), a $250,000 first lien revolving credit facility (the "First Lien Revolver"), and a $207,000 second lien term loan (the "Second Lien Term Loan"). In connection with the Credit Facility, Focus LLC repaid all amounts outstanding under the Old Credit Facility with the proceeds from the Credit Facility and wrote off all deferred financing costs related to the Old Credit Facility resulting in a $8,106 loss on extinguishment of borrowings in the unaudited condensed consolidated statement of operations during the three months ended September 30, 2017.

        The First Lien Term Loan has a maturity date of July 2024 and initially required quarterly installment repayments of $1,988. The First Lien Term Loan was issued at a discount of 0.125% or $994 that Focus LLC is amortizing to interest expense over the term of the First Lien Term Loan. The First Lien Revolver initially had a maturity date of July 2022 and has no required quarterly installment repayments. Up to $30,000 of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Term Loan (up to January 2018 as noted below) and First Lien Revolver bore interest (at Focus LLC's option) at: (i) LIBOR plus a margin of 3.25% with the First Lien Revolver having step downs to 3.00% and 2.75% based on achievement of a specified First Lien Leverage Ratio (as defined below) or, (ii) the lender's Base Rate (as defined in the Credit Facility) plus a margin of 2.25% with the First Lien Revolver having step downs to 2.00% and 1.75% based on achievement of a specified First Lien Leverage Ratio. The Credit Facility also included an unused commitment fee of 0.50% of the outstanding commitments under the First Lien Revolver, with a stepdown to 0.375% based on achievement of a specified First Lien Leverage Ratio.

        In January 2018, Focus LLC amended its First Lien Term Loan to reduce its interest rate to LIBOR plus a margin of 2.75% or the lender's Base Rate plus a margin of 1.75%. As a result of the amendment, Focus LLC recognized in January 2018 a loss on extinguishment of borrowings of $14,011, representing the write-off of $13,094 and $917 in deferred financing costs and unamortized discount related to the First Lien Term Loan, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

8. CREDIT FACILITY (Continued)

        In April 2018, Focus LLC expanded its First Lien Term Loan by $200,000 and incurred $1,347 in debt financing costs. In addition, the quarterly installment repayments increased to $2,490 beginning in June 2018.

        The Second Lien Term Loan had a maturity date of July 2025 and bore interest (at Focus LLC's option) at: (i) LIBOR plus a margin of 7.50% or (ii) the lender's Base Rate plus a margin of 6.50%. The Second Lien Term Loan had no required installment repayments due prior to the maturity date. The Second Lien Term Loan was issued at a discount of 1.00% or $2,070 that Focus LLC amortized to interest expense over the term of the Second Lien Term Loan. The Second Lien Term Loan required a prepayment penalty of 1.00% of the then outstanding principal amount of the Second Lien Term Loan if prepaid prior to July 2019.

        In June 2018, Focus LLC entered into an amendment to the Credit Facility that became effective upon closing of the IPO. The First Lien Term Loan was reduced to $803,000 and was amended to reduce Focus LLC's interest rate to LIBOR plus a margin of 2.50% or the lender's Base Rate plus a margin of 1.50%, effective in July 2018 upon obtaining certain credit ratings. The First Lien Revolver was amended to increase Focus LLC's borrowing capacity to $650,000 and extend the maturity date to 5 years from July 30, 2018. The First Lien Revolver was also amended such that it bears interest at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender's Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio. The First Lien Term Loan also requires a prepayment penalty of 1% of the then outstanding principal amount of the First Lien Term Loan if repaid prior to January 2019. The Credit Facility was also amended to require quarterly First Lien Term Loan installment repayments of approximately $2,007 and for Focus LLC to maintain a First Lien Leverage Ratio of not more than 6.25:1.00, as of the last day of each fiscal quarter.

        Focus LLC repaid the $207,000 Second Lien Term Loan in July 2018. In connection with these amendments, Focus LLC incurred debt financing costs of $4,990 and recognized a loss of extinguishment of debt of $7,060 during the three months ended September 30, 2018.

        Focus LLC's obligations under the Credit Facility are collateralized by the majority of Focus LLC's assets. The Credit Facility contains various customary covenants, including, but not limited to: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property and (v) declaring dividends or making other restricted payments.

        At September 30, 2018, Focus LLC's First Lien Leverage Ratio was 3.19:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).

        Focus LLC is also subject to contingent principal payments based on excess cash flow (as defined in the Credit Facility) commencing with and including the fiscal year ending December 31, 2018.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

8. CREDIT FACILITY (Continued)

        The Company defers and amortizes its debt financing costs over the respective terms of the First Lien Term Loan, First Lien Revolver and Second Lien Term Loan. The debt financing costs related to the First Lien Term Loan and Second Lien Term Loan are recorded as reduction of the carrying amounts of the First Lien Term Loan and Second Lien Term Loan in the unaudited condensed consolidated balance sheet. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs-net in the unaudited condensed consolidated balance sheet.

        The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2017 and September 30, 2018:

	December 31, 2017	September 30, 2018
First Lien Term Loan	$793,012	$800,993
Second Lien Term Loan	207,000	—
Unamortized debt financing costs	(16,646)	(2,512)
Unamortized discount	(2,864)	—

Total	$980,502	$798,481

        In connection with the First Lien Revolver closing in July 2017 and the amendment effective in July 2018, Focus LLC incurred $14,735 and $1,904, resepectively, in deferred financing costs. At December 31, 2017 and September 30, 2018, unamortized debt financing costs associated with the First Lien Revolver of $13,278 and $13,014, respectively, were recorded in debt financing costs-net in the consolidated balance sheets. There were no First Lien Revolver amounts outstanding at December 31, 2017 and September 30, 2018.

        Weighted-average interest rates for outstanding borrowings was approximately 5% for each of the year ended December 31, 2017 and the three months ended September 30, 2018, and 6% for the nine months ended September 30, 2018.

        As of December 31, 2017 and September 30, 2018, the First Lien Revolver available unused commitment line was $247,768 and $645,793, respectively.

        As of December 31, 2017 and September 30, 2018, Focus LLC was contingently obligated for letters of credit in the amount of $2,232 and $4,207, respectively, each bearing interest at an annual rate of approximately 3% and 2%, respectively.

9. EQUITY

2018 Omnibus Incentive Plan

        On July 30, 2018, the Board of Directors of the Company (the "Board") adopted the Focus Financial Partners Inc. 2018 Omnibus Incentive Plan (the "Omnibus Plan") for the employees, consultants and the directors of the Company and its affiliates who perform services for it. The Omnibus Plan provides for potential grants of the following awards with respect to shares of the Company's Class A common stock, to the extent applicable: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options or any other form of stock options;

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

9. EQUITY (Continued)

(iii) restricted stock awards; (iv) phantom stock awards; (v) restricted stock units; (vi) bonus stock; (vii) performance awards; (viii) annual cash incentive awards; (ix) any of the foregoing award types (other than incentive stock options) as awards related to Focus LLC's units; and (x) incentive units in Focus LLC.

        The maximum aggregate number of shares of the Company's Class A common stock that may be issued pursuant to awards under the Omnibus Plan shall not exceed 6,000,000 shares (including such number of Focus LLC's units or other securities which can be exchanged or converted into shares of Class A common stock). The reserve pool is subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of awards, as provided under the Omnibus Plan. If the shares or units subject to any award are not issued or transferred, or cease to be issuable or transferable for any reason, including (but not exclusively) because shares or units are withheld or surrendered in payment of taxes or any exercise or purchase price relating to an award or because an award is forfeited, terminated, expires unexercised, is settled in cash or is otherwise terminated without a delivery of shares or units, those shares or units will again be available for issue, transfer or exercise pursuant to awards under the Omnibus Plan to the extent allowable by law. The Omnibus Plan also contains a provision that will add an additional number of shares of Class A common stock equal to the lesser of (a) 3,000,000 shares, (b) 5% of the outstanding (vested and unvested) shares of Class A common stock and Focus LLC units on the last day of the previous year, and (c) an amount determined by the Board, each year between 2019 and 2028.

        In connection with IPO and Reorganization Transactions described in Note 3, the Company granted: (i) fully vested non-compensatory stock options to purchase an aggregate of 386,832 shares of Class A common stock, (ii) compensatory stock options to purchase an aggregate of 348,577 shares of Class A common stock which vest in three equal installments on December 31, 2018, 2019 and 2020, (iii) 178,608 shares of unvested Class A common stock which vest in three equal installments on December 31, 2018, 2019 and 2020 and (iv) market-based stock options to purchase an aggregate of 155,000 shares of Class A common stock that vest on the fifth anniversary of the pricing of the IPO if the volume weighted average per share price for any ninety calendar day period within such five year period immediately following the pricing of the IPO reaches at least $100.

        The following table provides information relating to the status of, and changes in, the Company's stock options granted during the nine months ended September 30, 2018:

	Stock Options	Weighted Average Exercise Price
Outstanding—January 1, 2018	—	$—
Granted	890,409	33.00
Forfeited	—	—

Outstanding—September 30, 2018	890,409	33.00

Vested—September 30, 2018	386,832	33.00

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

9. EQUITY (Continued)

        The following table provides information relating to the status of, and changes in, the Company's unvested Class A common stock granted during the nine months ended September 30, 2018:

	Unvested Class A Common Stock	Grant Date Fair Value
Outstanding—January 1, 2018	—	$—
Granted	178,608	33.00
Forfeited	—	—

Outstanding—September 30, 2018	178,608	33.00

Vested—September 30, 2018	—	—

        For the purpose of calculating equity-based compensation expense for time-based stock option awards, the grant date fair value was determined through the application of the Black-Scholes model with the following weighted average assumptions:

Expected term	7.3 years
Expected unit price volatility	33%
Risk-free interest rate	2.90%
Expected dividend yield	—%
Weighted average grant date fair value	$12.90

        For the purpose of calculating equity-based compensation expense for market condition-based awards, the grant date fair value was determined through the application of the Monte Carlo Simulation model with the following weighted average assumptions:

Expected term	5.0 years
Expected unit price volatility	30%
Risk-free interest rate	2.78%
Expected dividend yield	—%
Weighted average grant date fair value	$3.97

        The Company recognized $6,098 of compensation expense in relation to the stock options and unvested Class A common stock issued during the three months ended September 30, 2018 inclusive of a one-time noncash equity compensation expense of $4,504 in connection with the IPO and Reorganization Transactions.

Focus LLC Incentive Units

        Focus LLC's Operating Agreement provides for the granting of incentive units. Grants are designed as profits interests, which entitle a holder to receive distributions in excess of a specific hurdle amount, subject to the provisions of Focus LLC's Operating Agreement. Incentive unit vesting provisions are either time-based or market-based.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

9. EQUITY (Continued)

        In connection with IPO and Reorganization Transactions described in Note 3, Focus LLC (i) granted 3,845,000 market-based incentive units that vest on the fifth anniversary of the pricing of the IPO if the average per share price for any ninety calendar day period within such five year period immediately following the pricing of the IPO reaches at least $100, (ii) amended, effective on pricing of the IPO, 3,000,000 incentive units such that the first fifty percent vest if the Company's weighted average price per share is at least $35.00 for the first ninety days following the pricing of the IPO. Following that ninety day period, all incentive units that remain unvested will be eligible to vest on the three year anniversary of the IPO if the weighted average per share price for the ninety day period immediately preceding the third anniversary of the IPO is: (i) less than $42.00, then no remaining unvested incentive units will vest; (ii) greater than $63.00, then all remaining unvested incentive units will become vested; and (iii) if between $42.00 and $63.00, then (x) fifty percent of the remaining unvested incentive units will vest and (y) the remaining fifty percent of the remaining unvested incentive units will vest linearly based on where the price falls within the range of $42.00 and $63.00. The weighted average price of the Company's Class A common stock for the ninety days following the pricing of the IPO exceeded the $35.00 threshold, accordingly, the first fifty percent or 1,500,000 incentive units vested in October 2018.

        For the purpose of calculating equity-based compensation expense for these market condition-based incentive units, the grant date fair value was determined through the application of the Monte Carlo Simulation model with the following weighted average assumptions:

Expected term	4.1 years
Expected unit price volatility	30%
Risk-free interest rate	2.74%
Expected dividend yield	—%
Weighted average grant date fair value	$5.05

        The following table provides information relating to the status of, and changes in, Focus LLC incentive units granted during the nine months ended September 30, 2018:

	Incentive Units	Weighted Average Hurdle Price
Outstanding—January 1, 2018	15,229,039	$15.53
Granted	4,671,411	31.57
Redeemed	(2,746,655)	15.79
Forfeited	(311,625)	22.26

Outstanding—September 30, 2018	16,842,170	19.81

Vested—September 30, 2018	7,747,920	12.34

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

9. EQUITY (Continued)

        Incentive units outstanding and vested at September 30, 2018 were as follows:

Hurdle Rates	Number Outstanding	Vested Incentive Units
$1.42	175,421	175,421
5.50	97,798	97,798
6.00	56,702	56,702
7.00	514,609	514,609
9.00	2,129,341	2,129,341
11.00	1,422,779	1,422,779
12.00	520,000	520,000
13.00	933,821	831,737
14.00	80,205	58,268
16.00	180,552	180,552
17.00	80,000	65,000
19.00	920,213	720,213
21.00	3,975,500	975,500
22.00	1,368,417	—
23.00	524,828	—
27.00	29,484	—
33.00	3,832,500	—

	16,842,170	7,747,920

        The Company has recorded $10,108 and $13,655 of noncash equity compensation expense for employees and nonemployee incentive units during the three and nine months ended September 30, 2017, respectively. The Company has recorded $17,903 and $25,383 of noncash equity compensation expense for employee and nonemployee incentive units during the three and nine months ended September 30, 2018, respectively. Noncash equity compensation expense for the three months ended September 30, 2018 includes one-time noncash equity compensation expense of $14,756 related to certain time-based incentive units that were modified and vested or exchanged for Focus LLC common units in connection with the IPO and Reorganization Transactions described in Note 3.

Cash compensation expense

        In connection with the payment of cash of 25% in excess of the Gross IPO Price to Existing Owners who were not accredited investors and the payment of cash of 65% of the fair market value of non-compensatory stock options to Mandatorily Exchanging Owners in the Reorganization Transactions described in Note 3, the Company recognized a one-time cash compensation expense of $5,926 during the three months ended September 30, 2018.

Other noncash compensation expense

        During the three and nine months ended September 30, 2017 the Company recognized other noncash equity compensation expense of $17,512 and $17,744, respectively. During the three and nine

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

9. EQUITY (Continued)

months ended September 30, 2018, the Company recognized other noncash equity compensation expense of $56 and $131, respectively.

10. INCOME TAXES

        Subsequent to the Reorganization Transactions and the IPO, the Company is subject to federal, state and local income taxes on its allocable portion of taxable income from Focus LLC. Focus LLC is principally structured as a limited liability company treated as a partnership for U.S. income tax purposes and therefore does not pay income taxes on its taxable income in most jurisdictions in which it operates. Focus LLC is subject to income taxes on its taxable income in certain foreign countries, in certain state and local jurisdictions that impose income taxes on partnerships, such as the New York City Unincorporated Business Tax, and on the taxable income of its U.S. corporate subsidiaries.

        Income tax expense for the three and nine months ended September 30, 2018 is primarily related to federal, state and local income taxes imposed on the Company's allocable portion of taxable income from Focus LLC subsequent to the IPO and Reorganization Transactions. The allocable portion of taxable income primarily differs from the net loss attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

        During the nine months ended September 30, 2018, there were no changes to the Company's uncertain tax positions.

11. TAX RECEIVABLE AGREEMENTS

        In connection with the Reorganizaton Transactions and the closing of the IPO, the Company entered into two Tax Receivable Agreements ("TRAs"): one with certain entities affiliated with the Private Equity Investors and the other with certain other continuing and former owners of Focus LLC (the "TRA holders"). The agreements generally provide for the payment by the Company to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in connection with the Reorganization Transactions and in periods after the IPO, as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. The Company will retain the benefit of the remaining 15% of these cash savings.

        As a result of the Reorganizaton Transactions and the exchange of certain units of Focus LLC in connection with the IPO, the Company recorded a deferred tax asset of $72,146 principally attributable to the difference between the outside tax basis and the financial statement amount of the Company's investment in Focus LLC. In addition, the Company recorded a liability of approximately $39,156 relating to the TRA obligations. The Company recorded a corresponding increase in additional paid-in capital for the difference between the deferred tax asset recorded in connection with the Reorganization Transactions and the IPO and the related TRA obligations. Future payments under the TRAs in respect of subsequent exchanges will be in addition to the amount recorded in connection with the IPO.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

12. COMMITMENTS AND CONTINGENCIES

        Credit Risk—The Company's broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company's broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company's broker-dealer subsidiaries for losses that result from a counterparty's failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2017 and September 30, 2018, the Company had recorded no liabilities in connection with this right.

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

        The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management's review of the financial stability of the institution. At December 31, 2017 and September 30, 2018, a significant portion of cash and cash equivalents were held at a single institution.

        Contingent Consideration Arrangements—Contingent consideration is payable in the form of cash and/or Company or Focus LLC equity. Since the contingent consideration to be paid is based on the growth of forecasted financial performance levels over a number of years, the Company cannot calculate the maximum contingent consideration that may be payable under these arrangements.

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

        Management believes that the likelihood of any liability arising under these indemnification provisions is remote. Management cannot estimate any potential maximum exposure due to both the

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of the Company. Consequently, no liability has been recorded on the unaudited condensed consolidated balance sheets.

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

13. CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2017	2018
Supplemental disclosures of cash flow information—cash paid for:
Interest	$24,172	$45,484

Income taxes	$2,440	$4,680

Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$37,101	$32,196

Fair market value of restricted common units in connection with acquisitions and contingent consideration	$64,852	$53,877

Accretion of senior preferred units return	$6,249	$—

Accretion of senior preferred units to estimated redemption value	$17,463	$—

Accretion of junior preferred units return	$672	$—

Accretion of junior preferred units to estimated redemption value	$8,452	$—

Net tangible assets (liabilities) acquired in connection with business acquisitions	$(6,178)	$1,238

Discount on proceeds from credit facilities	$3,064	—

Purchase price installment related to acquisitions	$—	$14,525

Deferred taxes and tax receivable agreements	$—	$36,581

Other	$188	$228

14. RELATED PARTIES

        The Company reimburses the Company's Chief Executive Officer for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel. The

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit and share data)

14. RELATED PARTIES (Continued)

Company also pays pilot fees for such business travel flights. During the three and nine months ended September 30, 2017, the Company recognized expenses of $231 and $481, respectively, related to these reimbursements. During the three and nine months ended September 30, 2018, the Company recognized expenses of $325 and $1,222, respectively, related to these reimbursements.

        At September 30, 2018, affiliates of certain holders of the Company's Class A common stock and Class B common stock were lenders under the Credit Facility.

15. OTHER

        In March 2018, the Company recognized a gain on sale of investment of $5,509 related to an investment in a financial service company previously carried at cost. The gain on sale of investment is presented in other income (expense) in the Company's unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018.

        In June 2018, the Company completed a minority cost method investment of $20,000 in a financial technology company that connects prospective clients with financial advisors and provides tools to help individuals make financial decisions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Unless otherwise indicated or the context requires, all references to "we," "us," "our," the "Company," "Focus Inc." and similar terms for periods prior to our initial public offering ("IPO") and related reorganization transactions (the "Reorganization Transactions") refer to Focus Financial Partners, LLC and its subsidiaries. For periods subsequent to the IPO and Reorganization Transactions, these terms refer to Focus Financial Partners Inc. and its consolidated subsidiaries. "Focus LLC" refers to Focus Financial Partners, LLC, a Delaware limited liability company and a consolidated subsidiary of ours following the IPO.

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

        The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2018. Unless otherwise stated, all amounts are presented in thousands of United States dollars.

Forward-Looking Statements

        Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," "continue," "will" and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under "Risk Factors" in our final prospectus dated July 25, 2018, as filed with the Securities Exchange Commission ("SEC") on July 27, 2018 (the "Final Prospectus"), and in our other filings with the SEC. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

Overview

        We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment advisor ("RIA") industry, with a footprint of over 55 partner firms across the country. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving RIA consolidation. Our partner firms primarily service high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating in a scaled business model with aligned interests, while retaining their entrepreneurial culture and independence.

        Our partnership is comprised of trusted professionals providing comprehensive wealth management services under a largely recurring, fee-based model, which differentiates our partner firms from the traditional brokerage platforms whose revenues are largely derived from commissions. We derive a substantial majority of our revenues from wealth management fees for investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. We also generate other revenues primarily from recordkeeping and administration service fees, commissions and distribution fees and outsourced services.

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

        Since we began revenue-generating and acquisition activities in 2006, we have created a partnership of over 55 partner firms, the substantial majority of which are RIAs registered with the SEC; built a business with revenues of $662.9 million for the year ended December 31, 2017 and $663.4 million for the nine months ended September 30, 2018; established an attractive revenue model whereby in excess of 90% of our revenues for the year ended December 31, 2017 and the nine months ended September 30, 2018 were fee-based and recurring in nature; and established a national footprint across the United States and expanded our international footprint into the United Kingdom, Canada and Australia.

Sources of Revenue

        Our partner firms provide comprehensive wealth management services under a largely recurring, fee-based model. We, solely through our partner firms, derive a substantial majority of our revenue from wealth management fees, which are comprised of fees earned from wealth management services, including investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. Fees are primarily based either on a contractual percentage of the client's assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. In certain cases, such wealth management fees may be subject to minimum fee levels depending on the services performed. We also generate other revenues, which primarily include recordkeeping and administration service fees, commissions and distribution fees and outsourced services. The following table summarizes our sources of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2018		2017		2018
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
	(dollars in thousands)
Wealth management fees	$168,967	93.7%	$220,235	93.4%	$438,184	92.6%	$620,886	93.6%
Other	11,287	6.3%	15,466	6.6%	34,846	7.4%	42,479	6.4%

Total revenues	$180,254	100.0%	$235,701	100.0%	$473,030	100.0%	$663,365	100.0%

        During the three and nine months ended September 30, 2018 our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices and customer lists by our existing partner firms. In the three and nine months ended September 30, 2018 we completed acquisitions of 3 and 8 partner firms, respectively. During the three months ended September 30, 2018, the new partner firms were Asset Advisors, Vista Wealth Management and Edge Capital Group. During the nine months ended September 30, 2018, the new partner firms were Cornerstone Wealth, Fortem Financial, Bartlett Wealth Management, Campbell Deegan Financial, Nigro Karlin Segal Feldstein & Bolno, Asset Advisors, Edge Capital Group and Vista Wealth Management.

        In the three and nine months ended September 30, 2018, our partner firms completed 7 and 15 transactions, respectively, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification ("ASC") Topic 805: Business Combinations and asset acquisitions.

        See Note 5 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

        For the nine months ended September 30, 2018, in excess of 90% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms' wealth management fees are primarily based either on a contractual percentage of the client's assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Because of the variety of billing practices across our partner firms, there is no direct correlation between short-term financial market movements and total revenues. Additionally, we estimate that approximately 25% and 23% of our revenues for the three and nine months ended September 30, 2018, respectively, were not directly correlated to the financial markets. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

Operating Expenses

        Our operating expenses consist of compensation and related expenses, management fees, selling, general and administrative expense, intangible amortization, non-cash changes in fair value of estimated contingent consideration and depreciation and other amortization expense.

Compensation and Related Expenses

        Compensation and related expenses includes salaries, wages, related employee benefits and taxes for employees at our partner firms and employees at the Focus LLC company level. Compensation and related expenses also includes non-cash compensation expense, associated with both our and Focus LLC's equity grants to employees and non-employees, including management company principals.

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

Business Acquisitions

        We completed 17 business acquisitions during the nine months ended September 30, 2018, consisting of both new partner firms and acquisitions by our partner firms. Such business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations.

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

        The following table summarizes our business acquisitions for the nine months ended September 30, 2018 (dollars in thousands):

Number of business acquisitions closed	17
Consideration:
Cash due at closing and option premium	$292,373
Cash due subsequent to closing at net present value	14,525
Fair market value of Focus LLC common units issued	51,456
Fair market value of estimated contingent consideration	32,196

Total consideration	$390,550

        Substantially all of our acquisitions have been paid for with a combination of cash flow from operations, proceeds from the IPO, proceeds from borrowings under our credit facilities and equity, valued at the then-fair market value.

How We Evaluate Our Business

        We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three and nine months ended September 30, 2017 and 2018 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands except share and per share data)
Revenue Metrics:
Revenue growth(1) from prior period	47.5%	30.8%	32.1%	40.2%
Organic revenue growth(2) from prior period	14.4%	9.7%	11.9%	14.3%
Management Fees Metrics (operating expense):
Management fees growth(3) from prior period	48.1%	45.0%	39.1%	46.1%
Organic management fees growth(4) from prior period	23.7%	12.7%	21.2%	18.1%
Adjusted EBITDA Metrics:
Adjusted EBITDA(5)	$42,378	$53,081	$103,226	$149,192
Adjusted EBITDA growth(5) from prior period	53.6%	25.3%	34.7%	44.5%
Adjusted Net Income Metrics:
Adjusted Net Income(5)	$23,798	$34,131	$63,231	$88,599
Adjusted Net Income growth(5) from prior period	30.0%	43.4%	23.3%	40.1%
Adjusted Net Income Per Share Metrics:
Adjusted Net Income Per Share(5)	$0.33	$0.46	$0.88	$1.22
Adjusted Net Income Per Share growth(5) from prior period	30.0%	39.4%	23.3%	38.6%
Adjusted Shares Outstanding(5)	71,843,916	74,055,933	71,843,916	72,557,403
Other Metrics:
Acquired Base Earnings(6)	$28,825	$11,200	$44,191	$37,750
Number of partner firms at period end(7)	51	58	51	58

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

(4)
Organic management fees growth represents the year-over-year growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire interim periods presented, are included in our consolidated statements of operations for each of the entire interim periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a "same store" basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.

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

(7)
Represents the number of partner firms on the last day of the period presented. The number includes new partner firms acquired during the period reduced by any partner firms that merged with existing partner firms prior to the last day of the period.

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

        Set forth below is a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands)
Net loss	$(37,881)	$(38,924)	$(38,669)	$(58,634)
Interest income	(32)	(432)	(74)	(809)
Interest expense	14,296	12,996	27,338	45,480
Income tax expense	557	3,745	1,281	5,667
Amortization of debt financing costs	1,344	828	2,726	2,716
Intangible amortization	18,530	23,616	46,020	65,400
Depreciation and other amortization	1,749	2,077	4,826	6,121
Non-cash equity compensation expense	27,620	24,057	31,399	31,612
Non-cash changes in fair value of estimated contingent consideration	5,130	10,564	7,227	28,879
Gain on sale of investment	—	—	—	(5,509)
Loss on extinguishment of borrowings	8,106	7,060	8,106	21,071
Other expense (income), net	2,959	525	3,206	229
Delayed offering cost expense	—	—	9,840	—
Other one-time transaction expenses	—	6,969	—	6,969

Adjusted EBITDA	$42,378	$53,081	$103,226	$149,192

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

        Adjusted Net Income Per Share for the three and nine months ended September 30, 2018 is calculated by dividing Adjusted Net Income by the Adjusted Shares Outstanding. Adjusted Shares Outstanding for the three and nine months ended September 30, 2018 includes: (i) the weighted average shares of Class A common stock outstanding during the periods, (ii) the weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock outstanding during the periods, (iii) the weighted average number of Focus LLC common units outstanding during the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock) and (iv) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the periods based on the closing price of our Class A common stock on the last trading day of the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

        Adjusted Net Income Per Share for the periods prior to July 30, 2018 is calculated by dividing Adjusted Net Income by the Adjusted Shares Outstanding. Adjusted Shares Outstanding for the periods prior to July 30, 2018 was 71,843,916 and includes all vested and unvested shares of Class A common stock issued in connection with the IPO and Reorganization Transactions, assumes that all vested non-compensatory stock options and unvested compensatory stock options outstanding at the closing of the IPO have been exercised (assuming vesting of unvested compensatory stock options and a then-current value of the Class A common stock equal to the $33.00 IPO price) and assumes that 100% of the Focus LLC common units and vested and unvested incentive units outstanding at the closing of the IPO have been exchanged for Class A common stock (assuming vesting of the unvested incentive units and a then-current value of the Focus LLC common units equal to the $33.00 IPO price).

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

        Set forth below is a reconciliation of net loss to Adjusted Net Income and Adjusted Net Income Per Share for the three and nine months ended September 30, 2017 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(dollars in thousands, except share and per share data)
Net loss	$(37,881)	$(38,924)	$(38,669)	$(58,634)
Income tax expense	557	3,745	1,281	5,667
Amortization of debt financing costs	1,344	828	2,726	2,716
Intangible amortization	18,530	23,616	46,020	65,400
Non-cash equity compensation expense	27,620	24,057	31,399	31,612
Non-cash changes in fair value of estimated contingent consideration	5,130	10,564	7,227	28,879
Gain on sale of investment	—	—	—	(5,509)
Loss on extinguishment of borrowings	8,106	7,060	8,106	21,071
Delayed offering cost expense	—	—	9,840	—
Other one-time transaction expenses(1)	2,843	7,535	2,843	7,535

Subtotal	$26,249	38,481	$70,773	98,737
Pro forma income tax expense (27%)(2)	(7,087)	(10,390)	(19,108)	(26,659)
Tax Adjustments(2)(3)	4,636	6,040	11,566	16,521

Adjusted Net Income	$23,798	$34,131	$63,231	$88,599

Adjusted Shares Outstanding(4)	71,843,916	74,055,933	71,843,916	72,557,403
Adjusted Net Income Per Share	$0.33	$0.46	$0.88	$1.22

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—diluted(5)	—	42,351,043	—	42,351,043

Adjustments:
Shares of Class A common stock issued in connection with the IPO and Reorganization Transactions(6)	42,529,651	—	42,529,651	—
Weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock(7)	—	130,411	—	130,411
Weighted average Focus LLC common units outstanding(8)	22,499,665	22,695,798	22,499,665	22,565,761
Weighted average common unit equivalent of Focus LLC incentive units outstanding(9)	6,814,600	8,878,681	6,814,600	7,510,188

Adjusted Shares Outstanding(4)	71,843,916	74,055,933	71,843,916	72,557,403

(1)
In 2018, primarily relates to one-time expenses related to (a.) cash compensation of $5,926, which were recorded in compensation and related expenses, in connection with the IPO and Reorganization Transactions and (b.) transaction expenses of $648, which were recorded in selling, general and administrative expenses, associated with the acquisition of Loring Ward that is subject to close. In 2017, relates to one-time transaction expenses, which were recorded in other (expense) income-net, related to insurance fees associated with the investment by our private equity investors.

(2)
For periods ended prior to the closing of the IPO and the consummation of the Reorganization Transactions on July 30, 2018, these adjustments are being made for comparative purposes only.

(3)
As of September 30, 2018, estimated tax adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% tax rate for the next 12 months is $24,766.

(4)
For historical periods prior to the closing of the IPO and consummation of the Reorganization Transactions on July 30, 2018, the Adjusted Shares Outstanding are deemed to be outstanding for comparative purposes only.

(5)
Represents our GAAP weighted average Class A common stock outstanding—diluted.

(6)
The issuance of Class A common stock that occurred upon closing of the IPO and the consummation of the Reorganization Transactions on July 30, 2018 is assumed to have occurred as of January 1, 2017 for comparative purposes.

(7)
The incremental shares for the three and nine months ended September 30, 2018 related to stock options and unvested Class A common stock as calculated using the treasury stock method were not included in the calculation of weighted average shares of Class A common stock—diluted as the result would have been anti-dilutive.

(8)
Assumes that 100% of the Focus LLC common units were exchanged for Class A common stock.

(9)
Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock. For the periods ending prior to July 30, 2018, the exchange to Class A common stock was based on the $33.00 IPO price.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2018

        The following discussion presents an analysis of our results of operations for the three months ended September 30, 2017 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	For the Three Months Ended September 30,
	2017	2018	$ Change	% Change
	(dollars in thousands)
Revenues:
Wealth management fees	$168,967	$220,235	$51,268	30.3%
Other	11,287	15,466	4,179	37.0%

Total revenues	180,254	235,701	55,447	30.8%

Operating expenses:
Compensation and related expenses	90,524	107,382	16,858	18.6%
Management fees	43,100	62,487	19,387	45.0%
Selling, general and administrative	32,230	43,832	11,602	36.0%
Intangible amortization	18,530	23,616	5,086	27.4%
Non-cash changes in fair value of estimated contingent consideration	5,130	10,564	5,434	105.9%
Depreciation and other amortization	1,749	2,077	328	18.8%

Total operating expenses	191,263	249,958	58,695	30.7%

Loss from operations	(11,009)	(14,257)	(3,248)	(29.5)%

Other income (expense):
Interest income	32	432	400	*
Interest expense	(14,296)	(12,996)	1,300	9.1%
Amortization of debt financing costs	(1,344)	(828)	516	38.4%
Loss on extinguishment of borrowings	(8,106)	(7,060)	1,046	12.9%
Other income (expense)—net	(2,959)	(525)	2,434	82.3%
Income from equity method investments	358	55	(303)	(84.6)%

Total other expense—net	(26,315)	(20,922)	5,393	20.5%

Loss before income tax	(37,324)	(35,179)	2,145	5.7%
Income tax expense	(557)	(3,745)	(3,188)	(572.4)%

Net loss	$(37,881)	$(38,924)	$(1,043)	(2.8)%

*
Not meaningful

  Revenues

        Wealth management fees increased $51.3 million, or 30.3%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. New partner firms added subsequent to the three months ended September 30, 2017 that are included in our results of operations for the three months ended September 30, 2018 include Cornerstone Wealth, Fortem Financial, Bartlett Wealth Management, Campbell Deegan Financial, Nigro Karlin Segal Feldstein & Bolno, Asset Advisors, Edge Capital Group and Vista Wealth Management. These new partner firms contributed approximately $33.1 million in revenue during the three months ended September 30, 2018. The balance of the increase of $18.2 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm-level acquisitions and a full period of revenue recognized during the three months ended September 30, 2018 for partner firms that were acquired during the three months ended September 30, 2017.

        Other revenues increased $4.2 million, or 37.0%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase is due primarily to $3.4 million from new partner firms principally related to outsourced services revenue.

  Operating Expenses

        Compensation and related expenses increased $16.9 million, or 18.6%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase related to new partner firms was $12.0 million. The balance of the increase of $4.9 million was due to an increase in salaries and related expense, in part the result of a full period of expense recognized during the three months ended September 30, 2018 for partner firms that were acquired during the three months ended September 30, 2017.

        Management fees increased $19.4 million, or 45.0%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase related to the new partner firms was $9.3 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $10.1 million was due to the increase in earnings during the three months ended September 30, 2018 compared to the three months September 30, 2017, in part the result of a full period of earnings recognized during the three months ended September 30, 2018 for partner firms that were acquired during the three months ended September 30, 2017 as well as new partner promotions.

        Selling, general and administrative expenses increased $11.6 million, or 36.0%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase related to new partner firms was $5.4 million. The balance of the increase of $6.2 million was in part the result of a full period of expense recognized during the three months ended September 30, 2018 for partner firms that were acquired during the three months ended September 30, 2017 and in part due to an increase in expenses related to professional fees, rent expense, information technology and travel related to the growth of our existing partner firms and our acquisition of new partner firms.

        Intangible amortization increased $5.1 million, or 27.4%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily related to new partner firms which added amortization of $3.8 million during the three months ended September 30, 2018.

        Non-cash changes in fair value of estimated contingent consideration increased $5.4 million, or 105.9%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. During the three months ended September 30, 2018 the probability that certain contingent consideration payments would be achieved increased resulting in an increase in the fair value of the contingent consideration liability.

        Depreciation and other amortization expense increased $0.3 million, or 18.8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was related to a full period of depreciation and amortization for fixed assets acquired in 2017.

  Income Tax Expense

        Income tax expense increased $3.2 million, or 572.4%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in income tax expense is primarily related to federal, state and local income taxes imposed on Focus Inc.'s allocable portion of taxable income from Focus LLC as a result of the IPO and Reorganization Transactions.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2018

        The following discussion presents an analysis of our results of operations for the nine months ended September 30, 2017 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	For the Nine Months Ended September 30,
	2017	2018	$ Change	% Change
	(dollars in thousands)
Revenues:
Wealth management fees	$438,184	$620,886	$182,702	41.7%
Other	34,846	42,479	7,633	21.9%

Total revenues	473,030	663,365	190,335	40.2%

Operating expenses:
Compensation and related expenses	196,037	262,004	65,967	33.7%
Management fees	115,898	169,346	53,448	46.1%
Selling, general and administrative	100,174	121,612	21,438	21.4%
Intangible amortization	46,020	65,400	19,380	42.1%
Non-cash changes in fair value of estimated contingent consideration	7,227	28,879	21,652	*
Depreciation and other amortization	4,826	6,121	1,295	26.8%

Total operating expenses	470,182	653,362	183,180	39.0%

Income from operations	2,848	10,003	7,155	251.2%

Other income (expense):
Interest income	74	809	735	*
Interest expense	(27,338)	(45,480)	(18,142)	(66.4)%
Amortization of debt financing costs	(2,726)	(2,716)	10	0.4%
Gain on sale of investment	—	5,509	5,509	*
Loss on extinguishment of borrowings	(8,106)	(21,071)	(12,965)	(159.9)%
Other income (expense)—net	(3,206)	(229)	2,977	92.9%
Income from equity method investments	1,066	208	(858)	(80.5)%

Total other expense—net	(40,236)	(62,970)	(22,734)	(56.5)%

Loss before income tax	(37,388)	(52,967)	(15,579)	(41.7)%
Income tax expense	(1,281)	(5,667)	(4,386)	(342.4)%

Net loss	$(38,669)	$(58,634)	$(19,965)	(51.6)%

*
Not meaningful

  Revenues

        Wealth management fees increased $182.7 million, or 41.7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. New partner firms added subsequent to the nine months ended September 30, 2017 that are included in our results of operations for the nine months ended September 30, 2018 include Cornerstone Wealth, Fortem Financial, Bartlett Wealth Management, Campbell Deegan Financial, Nigro Karlin Segal Feldstein & Bolno, Asset Advisors, Edge Capital Group and Vista Wealth Management. These new partner firms contributed approximately $61.6 million in revenue during the nine months ended September 30, 2018. The balance of the increase of $121.1 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm-level acquisitions and a full period of revenue recognized during the nine months ended September 30, 2018 for partner firms that were acquired during the nine months ended September 30, 2017.

        Other revenues increased $7.6 million, or 21.9%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase is due primarily to $6.7 million from new partner firms principally related to outsourced services revenue.

  Operating Expenses

        Compensation and related expenses increased $66.0 million, or 33.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase related to new partner firms was $23.0 million. The balance of the increase of $43.0 million was due to an increase in salaries and related expense, in part the result of a full period of expense recognized during the nine months ended September 30, 2018 for partner firms that were acquired during the nine months ended September 30, 2017.

        Management fees increased $53.4 million, or 46.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase related to the new partner firms was $17.3 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $36.1 million was due to the increase in earnings during the nine months ended September 30, 2018 compared to the nine months September 30, 2017, in part the result of a full period of earnings recognized during the nine months ended September 30, 2018 for partner firms that were acquired during the nine months ended September 30, 2017 as well as new partner promotions.

        Selling, general and administrative expenses increased $21.4 million, or 21.4%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase related to new partner firms was $10.4 million. During the nine months ended September 30, 2017, delayed offering cost expenses of $9.8 million were recognized. The balance of the increase of $20.8 million was in part the result of a full period of expense recognized during the nine months ended September 30, 2018 for partner firms that were acquired during the nine months ended September 30, 2017 and in part due to an increase in expenses related to rent, information technology, professional fees and travel related to the growth of our existing partner firms and our acquisition of new partner firms.

        Intangible amortization increased $19.4 million, or 42.1%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase related to the new partner firms was $7.0 million. The balance of the increase of $12.4 million was primarily the result of a full period of expense recognized during the nine months ended September 30, 2018 for partner firms that were acquired during the nine months ended September 30, 2017.

        Non-cash changes in fair value of estimated contingent consideration increased $21.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018 the probability that certain contingent consideration payments would be achieved increased resulting in an increase in the fair value of the contingent consideration liability.

        Depreciation and other amortization expense increased $1.3 million, or 26.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was related to a full period of depreciation and amortization for fixed assets acquired in 2017.

  Income Tax Expense

        Income tax expense increased $4.4 million, or 342.4%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in income tax expense is primarily related to federal, state and local income taxes imposed on Focus Inc.'s allocable portion of taxable income from Focus LLC as a result of the IPO and Reorganization Transactions.

Liquidity and Capital Resources

Sources of Liquidity

        During the nine months ended September 30, 2018, we met our cash and liquidity needs primarily through cash generated by our operations, proceeds from our IPO and borrowings under our credit facilities. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as our credit facilities, especially for acquisition activities. Our ongoing sources of cash will primarily consist of wealth management fees. We will primarily use cash flow from operations to pay compensation and related expenses, management fees, selling, general and administrative expenses, income taxes and debt service. For information regarding our credit facilities, please read "—Credit Facilities."

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

        The payment obligations under the Tax Receivable Agreements are Focus Inc.'s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.'s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. We expect that future payments to the TRA holders resulting from the IPO will be approximately $39.2 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

Cash Flows

        The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2017 and 2018.

	Nine Months Ended September 30,
	2017	2018	$ Change	% Change
Cash provided by (used in):
Operating activities	$61,729	$86,218	$24,489	39.7%
Investing activities	(370,779)	(327,447)	43,332	11.7%
Financing activities	346,057	288,249	(57,808)	(16.7)%
Cash and cash equivalents—end of period	53,661	98,378	44,717	83.3%

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

        Net cash provided by operating activities increased $24.5 million, or 39.7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily related to an increase in intangible amortization, non-cash changes in fair value of estimated contingent consideration and loss on extinguishment of borrowings during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily offset by an increase in the net loss and decrease in operating assets and liabilities during the nine months ended September 30, 2018.

  Investing Activities

        Net cash used in investing activities decreased $43.3 million, or 11.7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily due to a decrease of $64.9 million in cash paid for acquisitions and contingent consideration offset in part by an increase in investment and other of $23.8 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

  Financing Activities

        Net cash provided by financing activities for the nine months ended September 30, 2018 decreased $57.8 million, or 16.7%, compared to the nine months ended September 30, 2017. The decrease was primarily due to a decrease in net borrowings made under our credit facilities of $741.0 million during the nine months ended September 30, 2018, primarily offset by a decrease in equity issuance proceeds net of equity redemptions of $656.0 million and debt financing costs of $28.0 million.

Contractual Obligations

        Except for the Tax Receivable Agreements obligation, which cannot be included due to the uncertainty of amount and timing of payments, there have been no material changes to our contractual obligations previously disclosed in the Final Prospectus.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Credit Facilities

        In July 2017, we entered into new credit facilities (collectively, the "Credit Facility"). The Credit Facility initially consisted of a $795.0 million first lien term loan (the "First Lien Term Loan"), a $250.0 million first lien revolving credit facility (the "First Lien Revolver"), and a $207.0 million second lien term loan (the "Second Lien Term Loan"). In connection with the Credit Facility, we repaid all amounts outstanding under the prior credit facility with the proceeds from the Credit Facility and wrote off all deferred financing costs related to the prior credit facility resulting in a $8.1 million loss on extinguishment of borrowings.

        The First Lien Term Loan has a maturity date of July 2024 and initially required quarterly installment repayments of $1,988. The First Lien Term Loan was issued at a discount of 0.125% or $1.0 million that we are amortizing to interest expense over the term of the First Lien Term Loan. The First Lien Revolver initially had a maturity date of July 2022 and has no required quarterly installment repayments. Up to $30.0 million of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Term Loan (up to January 2018 as noted below) and First Lien Revolver bore interest (at our option) at: (i) the London InterBank Offered Rate ("LIBOR") plus a margin of 3.25% with the First Lien Revolver having step downs to 3.00% and 2.75% based on achievement of a specified First Lien Leverage Ratio (as defined below) or, (ii) the lender's Base Rate (as defined in the Credit Facility) plus a margin of 2.25% with the First Lien Revolver having step downs to 2.00% and 1.75% based on achievement of a specified First Lien Leverage Ratio. The Credit Facility also included an unused commitment fee of 0.50% of the outstanding commitments under the First Lien Revolver, with a stepdown to 0.375% based on achievement of a specified First Lien Leverage Ratio.

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

        In April 2018, we expanded our First Lien Term Loan by $200.0 million and incurred $1.3 million in debt financing costs. In addition, the quarterly installment repayments increased to $2.5 million beginning in June 2018.

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

        In June 2018, we entered into an amendment to the Credit Facility that became effective upon closing of the IPO. The First Lien Term Loan was reduced to $803.0 million and was amended to reduce our interest rate to LIBOR plus a margin of 2.50% or the lender's Base Rate plus a margin of 1.50%, effective in July 2018 upon obtaining certain credit ratings. The First Lien Revolver was amended to increase our borrowing capacity to $650.0 million and extend the maturity date to 5 years from July 30, 2018. The First Lien Revolver was also amended such that it bears interest at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender's Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio. The First Lien Term Loan also requires a prepayment penalty of 1% of the then outstanding principal amount of the First Lien Term Loan if repaid prior to January 2019. The Credit Facility was also amended to require quarterly First Lien Term Loan installment repayments of approximately $2.0 million and for us to maintain a First Lien Leverage Ratio of not more than 6.25:1.00, as of the last day of each fiscal quarter.

        We repaid the $207.0 million Second Lien Term Loan in July 2018. In connection with these amendments, we incurred debt financing costs of $5.0 million and recognized a loss of extinguishment of debt of $7.1 million during the nine months ended September 30, 2018.

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

        At September 30, 2018, our First Lien Leverage Ratio was 3.19:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on our assets of (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Agreement).

        We are also subject to contingent principal payments based on excess cash flow (as defined in the Credit Facility) commencing with and including the fiscal year ending December 31, 2018.

        At September 30, 2018, outstanding stated value borrowings under the Credit Facility were $801.0 million. The weighted-average interest rate for outstanding borrowings was approximately 5% and 6% for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, the First Lien Revolver available unused commitment line was $645.8 million. At September 30, 2018, we had outstanding letters of credit in the amount of $4.2 million bearing interest at an annual rate of approximately 2%.

  Critical Accounting Policies

        Our financial statements are prepared in accordance with U.S. GAAP. Our financial statements include the accounts of Focus LLC and our subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies are discussed below. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent. Actual results could differ from those estimates.

Loss Per Share

        Loss per share is computed in accordance with ASC 260, Earnings Per Share. Basic Loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for that period. Diluted loss per share is calculated by dividing the net loss attributable to common stockholders by the diluted weighted average shares outstanding for that period. Diluted loss per share includes the determinants of the basic loss per share and, in addition, if the effect is dilutive reflects the dilutive effect of shares of common stock related to our share based compensation plans, with no adjustments to net loss available for common stockholders for dilutive potential common shares.

Revenue Recognition

  Wealth Management Fees

        We, solely through our partner firms, recognize revenue when earned from wealth management fees, which are primarily comprised of fees earned from wealth management services, including investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. Client arrangements may contain a single or multiple performance obligations, each of which are separately identifiable and accounted for as the related services are provided and consumed over time. Fees are primarily based either on a contractual percentage of the client's assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly, or semiannual basis and such fees earned as the services are performed over time. Revenue for wealth management and operational support services provided to third-party wealth management firms is presented net since these services are performed in an agent capacity. Wealth management fees are recorded when: (i) an arrangement with a client has been identified; (ii) the performance obligations have been identified; (iii) the fee or other transaction price has been determined; (iv) the fee or other transaction price has been allocated to each performance obligation; and (v) we have satisfied the applicable performance obligation.

  Other

        Other revenue primarily includes recordkeeping and administration service fees, commissions and distribution fees and outsourced services. Client arrangements may contain a single or multiple performance obligations, each of which are separately identifiable and accounted for as the related services are provided and consumed over time. Recordkeeping and administration revenue, in accordance with the same five criteria above, is recognized over the period in which services are provided. Commissions and distribution fees and outsourced services, in accordance with the same five criteria above, are recognized when earned.

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

Income Taxes

        Subsequent to the Reorganization Transactions and the IPO, we are subject to federal, state and local income taxes on our allocable portion of taxable income from Focus LLC. Focus LLC is treated as a partnership for federal income tax purposes. Accordingly, Focus LLC is generally not and has not been subject to U.S. federal and certain state income taxes at the entity level, although it has been subject to the New York City Unincorporated Business Tax. Instead, for U.S. federal and certain state income tax purposes, the income, deductions, losses and credits of Focus LLC are passed through to its unitholders, which after the IPO includes Focus Inc. Focus LLC has historically made tax distribution payments in accordance with its Fourth Amended and Restated Operating Agreement (the "Operating Agreement"), effective on July 30, 2018, and Focus Inc. intends to cause Focus LLC to continue to make tax distribution payments, to the extent of available cash, in accordance with the Operating Agreement, which was entered into in connection with the closing of the IPO and the Reorganization Transactions. Certain of our subsidiaries are subject to U.S. federal, state, local or foreign corporate income taxes. We file income tax returns with the U.S. federal government as well as various state and local jurisdictions and certain of our subsidiaries are subject to filing requirements in the United Kingdom, Canada and Australia.

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

        We review and evaluate tax positions in our major tax jurisdictions and determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, we have recorded no reserves for uncertain tax positions at December 31, 2017 and September 30, 2018.

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

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date". ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year for public companies. ASU No. 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP when it became effective for us on January 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. Additionally, ASU No. 2014-09 requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgements in measurement and recognition. We adopted ASU No. 2014-09 using the retrospective transition method. The adoption of ASU No. 2014-09 did not have a material effect on our consolidated financial statements and no adjustments were required to prior periods because there were no changes to our recognition of revenues or presentation of revenues in the consolidated statements of operations.

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

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" and in July 2018, the FASB issued ASU 2018-10 "Codification Improvements to Topic 842, Leases" and ASU 2018-11 "Leases (Topic 842) Targeted Improvements" (collectively "ASC Topic 842"). ASC Topic 842 requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASC Topic 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASC Topic 842 is effective for us for interim and annual periods beginning January 1, 2019 and early adoption is permitted. We expect that most of our operating lease commitments will be subject to ASC Topic 842 and recognized as operating lease liabilities and right of use assets upon adoption, resulting in a significant increase in assets and liabilities on the consolidated balance sheet. We are in the process of implementing lease administration software, changing business processes and internal controls in preparation for the adoption of ASC Topic 842. We are continuing our assessment of ASC Topic 842 which may identify additional impacts on our consolidated financial statements and disclosures. We will adopt ACS Topic 842 using the transition relief provided by ASU 2018-11.

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

        In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU No. 2016-15 made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU No. 2016-15 on January 1, 2017. The adoption of ASU No. 2016-15 did not have a material effect on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Our exposure to market risk is primarily related to our partner firms' wealth management services. For the three and nine months ended September 30, 2018, over 90% of our revenues were fee-based and recurring in nature. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

        Interest payable on our Credit Facility is variable.

        In June 2018, we entered into an amendment to the Credit Facility that became effective upon closing of the IPO. The First Lien Term Loan was reduced to $803.0 million and was amended to reduce our interest rate to LIBOR plus a margin of 2.50% or the lender's Base Rate plus a margin of 1.50%, effective in July 2018 upon obtaining certain credit ratings. The First Lien Revolver was amended to increase our borrowing capacity to $650.0 million and extend the maturity date to 5 years from July 30, 2018. The First Lien Revolver was also amended such that it bears interest at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender's Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio.

        Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. As of September 30, 2018, we had total stated value borrowings outstanding under our Credit Facility of $801.0 million. If LIBOR based interest rates increased by 1.0% on this amount, our interest expense for the three and nine months end September 30, 2018 would have increased by approximately $2.0 million and $6.0 million, respectively.

Item 4.    Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the quarter ended September 30, 2018, we issued an aggregate of 323,607 Focus LLC common units and a corresponding number of shares of our Class B common stock as consideration for acquisitions consummated during the quarter and as earn out payments for a previously consummated acquisition. Such Focus LLC common units had an aggregate value of approximately $13.5 million.

        Each Focus LLC common unit, together with a corresponding share of Class B common stock, is exchangeable, pursuant to the terms and subject to the conditions set forth in the Operating Agreement, for one share of our Class A common stock, or, if either we or Focus LLC so elects, cash.

        The issuance of such securities was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

FOCUS FINANCIAL PARTNERS INC.
Date: November 13, 2018	By:	/s/ RUEDIGER ADOLF Ruediger Adolf Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2018	By:	/s/ JAMES SHANAHAN James Shanahan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)