Form 10-K
period 2018-12-31
Focus Financial Partners Inc.
filed 2019-03-28
CIK 1651052

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS FOCUS FINANCIAL PARTNERS INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38604

Focus Financial Partners Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	47-4780811 (I.R.S. Employer Identification No.)
825 Third Avenue, 27th Floor New York, NY (Address of Principal Executive Offices)	10022 (Zip Code)

(646) 519-2456
(Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	Nasdaq Global Select Market

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

          As of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's Class A common stock was not listed on a domestic exchange or over-the-counter market. The registrant's Class A common stock began trading on the Nasdaq Global Select Market on July 26, 2018.

          As of March 25, 2019, the registrant had 46,675,183 shares of Class A common stock and 22,568,831 shares of Class B common stock outstanding.

          Documents incorporated by reference:

          The registrant's definitive proxy statement relating to the annual meeting of shareholders (to be held May 28, 2019) will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2018 and is incorporated by reference in Part III to the extent described herein.

FOCUS FINANCIAL PARTNERS INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Some of the information in this Annual Report on Form 10-K (this "Annual Report") may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," "continue," "will" and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under "Part 1, Item 1A, Risk Factors." Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

  •
  legal proceedings, governmental inquiries; and

  •
  other factors discussed in this Annual Report.

        All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. Our forward-looking statements speak only as of the date of this Annual Report or as of the date as of which they are made. Except as required by applicable law, including federal securities laws, we do not intend to update or revise any forward-looking statements.

GLOSSARY

        The following terms are used throughout this Annual Report:

        Base Earnings.    This is a percentage of the estimated operating cash flow earnings before partner compensation (i.e. Target Earnings) upon which we apply a multiple to determine acquisition prices. We retain a cumulative preferred position in Base Earnings.

        Commission-based.    Commission-based revenue is derived from commissions paid by clients or payments from third parties for sales of investment or insurance products.

        Fee-based.    Fee-based services are those for which a partner firm primarily charges a fee directly to the client for wealth management services, recordkeeping and administration services and other services rather than being primarily compensated through commissions from third parties for recommending financial products.

        Fiduciary Duty.    A fiduciary duty is a legal duty to act in another party's interests, with utmost good faith, to make full and fair disclosure of all material facts and to exercise all reasonable care to avoid misleading clients.

        GAAP.    Accounting principles generally accepted in the United States of America.

        High Net Worth.    High net worth individuals are generally defined in the financial industry as those with liquid financial assets, excluding primary residence, in excess of $1 million.

        Lift Out.    The circumstance when a group of wealth management professionals, already working as a team, seeks to leave their current employer and join another employer or start their own registered investment advisor ("RIA") firm.

        Open-architecture.    An investment platform that grants clients access to a wide range of investment funds and products offered by third parties. By contrast, a closed architecture is an investment platform that grants clients access only to proprietary investment funds and products.

        Partnership.    The term we use to refer to our business and relationship with our partner firms. It is not intended to describe a particular form of legal entity or a legal relationship.

        Target Earnings.    The estimated operating cash flow earnings before partner compensation.

        Ultra-High Net Worth.    Ultra-high net worth individuals are generally defined in the financial industry as those with liquid financial assets, excluding primary residence, in excess of $30 million.

        Wealth Management.    Comprehensive professional services that combine investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services that help clients achieve their objectives regarding accumulation, preservation and distribution of long-term wealth.

        Wirehouse.    Brokerage firm that provides a full range of investment, research, trading and wealth management services to clients. The term originated prior to the advent of modern wireless communications, when brokerage firms were connected to their branches primarily through telephone and telegraph wires.

PART I

        Unless otherwise indicated or the context requires, all references to "we", "us", "our", the "Company", "Focus Inc." and similar terms for periods prior to our initial public offering ("IPO") and related reorganization transactions (the "Reorganization Transactions") refer to Focus Financial Partners, LLC and its subsidiaries. For periods subsequent to the IPO and Reorganization Transactions, these terms refer to Focus Financial Partners Inc. and its consolidated subsidiaries. "Focus LLC" refers to Focus Financial Partners, LLC, a Delaware limited liability company and a consolidated subsidiary of ours following the IPO and Reorganization Transactions.

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

Item 1    Business

Corporate Structure

        Focus Inc. was incorporated as a Delaware corporation on July 29, 2015 for the purpose of completing the IPO and Reorganization Transactions. On July 30, 2018, we completed our IPO of 18,648,649 shares of Class A common stock, par value $0.01 per share. The shares began trading on the NASDAQ Global Select Market on July 26, 2018 under the ticker symbol "FOCS." We used the proceeds from the IPO to purchase certain outstanding Focus LLC units, to reduce indebtedness under our credit facility and for acquisitions and general corporate business purposes.

        In connection with the IPO and Reorganization Transactions, Focus Inc. became a holding company whose sole material asset is a membership interest in Focus LLC. Focus LLC directly or indirectly owns all of the outstanding equity interests in our partner firms. Focus Inc. is the sole managing member of Focus LLC and is responsible for all operational, management and administrative decisions of Focus LLC. Subject to certain restrictions, unitholders of Focus LLC (other than Focus Inc. and any of its subsidiaries) may receive shares of our Class A common stock pursuant to the exercise of an exchange right or the call right.

Our Company

        We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment advisor ("RIA") industry, with a footprint of 60 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving RIA consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating in a scaled business model with aligned interests, while retaining their entrepreneurial culture and independence.

        Our partnership is built on the following principles, which enable us to attract and retain high-quality wealth management firms and accelerate their growth:

Entrepreneurship:	Emphasis on the entrepreneurial spirit, independence and unique culture of each partner firm.
Fiduciary Standard:	Partnership with wealth management firms that are held to the fiduciary standard in serving their clients.
Alignment of Interests:	Alignment of principals' interests with our interests through our differentiated partnership and economic model.
Value-Add Program:

Empowerment of our partner firms through collaboration on strategy, growth and acquisition opportunities, marketing, technology and operational expertise, best practices and access to world-class intellectual resources and capital to fund expansion and acquisitions.

        We were founded by entrepreneurs and began revenue-generating and acquisition activities in 2006. Since that time, we have:

  •
  created a partnership of 60 partner firms, the substantial majority of which are RIAs registered with the Securities and Exchange Commission (the "SEC") pursuant to the Investment Advisers Act of 1940 (the "Advisers Act");

  •
  built a business with revenues of $910.9 million for the year ended December 31, 2018;

  •
  established an attractive revenue model whereby in excess of 95% of our revenues for the year ended December 31, 2018 were fee-based and recurring in nature;

  •
  built a partnership model currently comprised of over 3,000 wealth management-focused principals and employees; and

  •
  established a national footprint across the United States and expanded our footprint internationally with partner firms in the United Kingdom, Canada and Australia.

        We are in the midst of a fundamental shift in the growing wealth management services industry. The delivery of wealth management services is moving from traditional brokerage, commission-based platforms to a fiduciary, open-architecture and fee-based structure. This shift has resulted in a significant transfer of client assets and wealth management professionals out of traditional brokerage, commission-based platforms to independent wealth management practices. We believe that our leading partnership of independent, fiduciary wealth management firms positions us to benefit from these trends.

        The independent wealth management industry, including RIAs, is highly fragmented, which we believe enables us to continue our growth strategy of acquiring high-quality wealth management firms, directly and through acquisitions by our partner firms. We have a track record of enhancing the competitive position of our partner firms by providing them with access to the resources of our large organization. Our scale enables us to help our partner firms achieve operational efficiencies and ensure organizational continuity. Additionally, our scale, resources and value-added services increase our partner firms' ability to achieve growth through a variety of tactical, operational and strategic initiatives, as well as the consummation of their own acquisitions. As our existing partner firms benefit from these growth initiatives, we continue to focus on acquisitions of new partner firms.

        Our partnership is comprised of trusted professionals providing comprehensive wealth management services under a largely recurring, fee-based model, which differentiates our partner firms from the traditional brokerage platforms whose revenues are largely derived from commissions. We derive a substantial majority of our revenues from wealth management fees for investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. We also generate other revenues from recordkeeping and administration service fees, commissions and distribution fees and outsourced services.

Our Growth Strategy

        We believe we are well-positioned to take advantage of favorable trends in the wealth management industry, including the migration of wealth management professionals from traditional brokerage, commission-based platforms to a fiduciary, open-architecture and fee-based structure. We plan to grow our business through the growth of our existing partner firms and expansion of our partnership.

Growth of Our Existing Partner Firms

  High-Quality, Growth-Oriented Partner Firms

        Our goal has been and continues to be to acquire high-quality, entrepreneurial wealth management firms that have built their businesses through a proven track record of growth. We believe that our partner firms will continue to take advantage of the shift in the market share of client assets to the RIA space and grow organically through acquisitions of wealth management practices and customer relationships, attracting new clients, additions of new wealth management professionals, increasing the amount of assets from existing clients and market-based growth over time. The economic arrangements put in place at the time of acquisition through our management agreements further incentivize the principals of our partner firms to continue executing on their growth plans.

  Value-Added Services

        We have a team of over 70 professionals who support our partner firms by providing value-added services, including marketing and business development support, advisor coaching and development and structuring compensation and incentive models along with career path planning, succession planning advice, operational and technology expertise, legal and regulatory support and providing negotiating leverage with vendors. Our value-added services also include acquisition opportunities for our partner firms through a proactive outreach program, structuring, executing and funding transactions and providing guidance to partner firms to facilitate their integration into our partnership. We assign a relationship leader to each partner firm who is tasked with coordinating our value-added services to assist that partner firm in accelerating its growth. These services are provided to our partner firms at no additional cost. Our partner firms have access to the resources of a large organization, which ultimately enhances their operations, enabling them to better serve their clients.

        Some of our key value-added services are described in detail below.

        Marketing and Business Development.    We offer marketing and business development coaching to our partner firms on topics including referral programs, revenue enhancement measures, communications, website and social media, brand strategy and public relations support. Our marketing team works closely with each of our partner firms to understand their unique value proposition in order to ultimately help our partner firms better market themselves to clients and their centers of influence, including accounting and law firms who serve as potential referral sources. To further support our partner firms, in June 2018 we completed a minority investment in Financial Insight Technology, Inc. (known as SmartAsset), a New York-based FinTech company that connects prospective clients with financial advisors and provides tools to help people make financial decisions.

        Talent Management.    We also support the mentoring of next-generation talent through continuous coaching programs that we organize and execute. These programs emphasize key learnings gained from observing top talent across our organization. These services allow our firms to benefit from best practices across our talent pool.

        Compensation Structures and Succession Planning.    We help our partner firms align their compensation models to further incentivize their teams. We also facilitate wealth management professional career path planning and advise on principal promotions to the respective management company. These services allow our partner firms to attract and retain the highest quality wealth management professionals. Our acquisition structure facilitates succession planning by maintaining the partner firm and management company as separate entities, thereby allowing for the principals owning the management company to change over time without disrupting client relationships at the partner firm.

        Operations and Technology.    We assist partner firms in selecting and implementing third-party technology solutions that strengthen each firm's operational performance. Our partner firms can request that our operations team conduct detailed operational assessments to determine their staffing and operating efficiency. Additionally, our operations team provides partner firms negotiating leverage with vendors and cost-efficient access to third-party technology.

        Legal and Regulatory Support.    We have an experienced team of legal professionals in place at Focus LLC to help support our partner firms in fulfilling their regulatory responsibilities by providing additional guidance and expertise. We also have relationships with numerous legal and compliance advisors to help our partner firms maintain compliance.

        Sharing of Best Practices / Collaboration with Other Partner Firms.    Our partner firms have access to networking opportunities, best practices roundtable discussions and training seminars. We offer offsite meetings, seminars and other opportunities for partner firms to learn and adopt best practices. On a semiannual basis, we host partners meetings where wealth management professionals from our partner firms have opportunities to meet face to face to collaborate and share ideas. In addition we host periodic summits for chief investment officers, chief compliance officers, chief operating officers and chief marketing officers, where our partner firms can gather and share industry expertise and business development practices. Our partner firms are also encouraged to share best practices regularly in order to enhance their collective ability to better serve their clients.

  Acquisitions by Our Partner Firms

        We support acquisitions of wealth management practices and customer relationships by our partner firms to further expand their businesses. Partner firms pursue acquisitions for a variety of reasons, including geographic expansion, acquisition of new talent and/or specific expertise and succession planning. Acquisitions by our partner firms allow them to add new talent and services to better support their client base while simultaneously capturing synergies from the acquired businesses. We believe there are currently approximately 5,000 firms in the United States that are suitable targets for our partner firms. We have an experienced team of professionals with deep industry relationships to assist in identifying potential acquisition targets for our partner firms. Through our proprietary in-house sourcing effort, we frequently identify acquisition opportunities for our partner firms. Additionally, many of our partner firms are well-known in the industry and have developed extensive relationships. In recent years, principals and employees of our partner firms have identified attractive merger candidates, and we believe this trend will continue as our partner firms continue to build scale.

        In addition to sourcing opportunities, we are actively involved through each stage of the process to provide legal, financial, tax, compliance and operational expertise to guide our partner firms through the due diligence process and execution. We provide the funding for acquisitions in the same manner that a parent company would typically fund acquisitions by its wholly owned subsidiaries.

        Our partner firms typically acquire substantially all of the assets of a target firm for cash or a combination of cash and equity and the right to receive contingent consideration. In certain situations, when the acquisition involves a merger with a corporation, and the consideration includes our Class A common stock, Focus Inc. may purchase all of the equity of a target firm and then contribute the assets to our partner firm. In certain instances, our partner firms may acquire only the customer relationships. At the time a partner firm consummates an acquisition, we amend our management agreement with the partner firm to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition Earnings Before Partner Compensation ("EBPC") of the partner firm.

        Our partner firms completed 12 transactions in 2016, 15 transactions in 2017 and 17 transactions in 2018. Our partner firms may choose to merge with each other as well. Consolidation of our existing partner firms leads to efficiencies and incremental growth in our cash flows. Since October 2012, seven partner firms have consummated mergers with other partner firms.

Expansion of Our Partnership

  Acquisitions of New Partner Firms

        Since inception, a fundamental aspect of our growth strategy has been the acquisition of high-quality, entrepreneurial wealth management firms to expand our partnership. We believe that there are approximately 1,000 firms in the United States that are high-quality targets for future acquisitions. While most of our acquisitions have taken place in the United States, we see opportunities in multiple international locations where market and regulatory trends toward the fiduciary standard and open-architecture access mirror those occurring in the United States. We have already begun expansion into the United Kingdom, Canada and Australia.

        Our differentiated partnership model has allowed us to grow and enhance our leadership position in the wealth management industry.

        We are highly selective in choosing our partner firms and conduct extensive financial, legal, tax, operational and business due diligence. We evaluate a variety of criteria including the quality of the wealth management professionals, historical revenues and cash flows, the recurring nature of the revenues, compliance policies and procedures and the alignment of interests between wealth management professionals and clients. We focus on firms with owners who are committed to the long-term management and growth of their business.

        With limited exceptions, our partner firm acquisitions have been structured as acquisitions of substantially all of the assets of the firm we choose to partner with but only a portion of the underlying economics in order to align the principals' interests with our own objectives. To determine the acquisition price, we first estimate the operating cash flow of the business based on current and projected levels of revenue and expense, before compensation and benefits to the selling principals or other individuals who become principals. We refer to the operating cash flow of the business as Earnings Before Partner Compensation or EBPC, and to this estimate as Target Earnings. In economic terms, we typically purchase only 40% to 60% of the partner firm's EBPC. We refer to the corresponding percentage of Target Earnings on which we base the purchase price as "Base Earnings". Under a management agreement among our operating subsidiary, the management company and the principals, the management company is entitled to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Through the management agreement, we create downside protection for ourselves by retaining a cumulative preferred position in Base Earnings.

        Since 2006, when we began revenue-generating and acquisition activities, our model has allowed us to grow to a partnership with 60 partner firms. Acquisitions of partner firms to date have been structured as illustrated below, with limited exceptions. Subsidiary mergers at the partner firm level have been structured differently, and in the future we may structure acquisitions in foreign jurisdictions differently depending on legal and tax considerations.

(1)
Focus LLC forms a wholly owned subsidiary.

(2)
In exchange for cash or a combination of cash and equity and the right to receive contingent consideration, the operating subsidiary acquires substantially all of the assets of the target firm, which is owned by the selling principals, and becomes the successor firm.

(3)
The selling principals form a management company. In addition to the selling principals, the management company may include non-selling principals who become newly admitted in connection with the acquisition or thereafter.

(4)
The successor firm, the principals and the management company enter into a management agreement which typically has an initial term of six years subject to automatic renewals for consecutive one-year terms, unless earlier terminated by either the management company or us in certain limited situations. Under the management agreement, the management company is entitled to management fees typically consisting of all future EBPC of the successor firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Pursuant to the management agreement, the management company provides the personnel who conduct the day-to-day operations of the successor firm. Through the management agreement, we create downside protection for ourselves by retaining a cumulative preferred position in Base Earnings.

        In connection with a typical acquisition, we enter into an acquisition agreement with the target wealth management firm and its selling principals pursuant to which we purchase substantially all of the assets of the target firm. The purchase price is a multiple of Base Earnings, which is a percentage of Target Earnings. The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The base purchase price typically consists of an upfront cash payment and may include equity. The contingent consideration is paid upon the satisfaction of specified growth thresholds typically over a six-year period. This arrangement may result in the payment of additional purchase price consideration to the sellers for periods following the closing of an acquisition. The growth thresholds are typically tied to the compounded annual growth rate ("CAGR") of the partner firm's earnings. Earn out payments are typically payable in a combination of cash and, in some cases, equity.

        The acquisition agreements contain customary representations and warranties of the parties, and closing is generally conditioned on the delivery of certain ancillary documents, including an executed management agreement, a confidentiality and non-solicitation agreement, a non-competition agreement and a notice issued by the acquired firm to its clients notifying them of the acquisition and requesting their consent for the assignment of any agreements to the successor firm.

        In connection with the acquisition, management companies and selling principals agree to non-competition and non-solicitation provisions of the management agreement, as well as standalone non-competition and non-solicitation agreements required by the acquisition agreement. Such non-competition and non-solicitation agreements typically have five-year terms. The non-competition and non-solicitation provisions of the management agreement continue during the term of the management agreement and for a period of two years thereafter.

        Our partner firms are primarily overseen by the principals who own the management company formed concurrently with the acquisition. Our operating subsidiary, the management company and the principals enter into a long-term management agreement pursuant to which the management company provides the personnel responsible for overseeing the day-to-day operations of the partner firm. The term of the management agreement is generally six years subject to automatic renewals for consecutive one-year terms, unless earlier terminated by either the management company or us. Subject to applicable cure periods, we may terminate the management agreement upon the occurrence of an event of cause, which may include willful misconduct by the management company or any principal that is reasonably likely to result in a material adverse effect, the failure of the management company to comply with regulatory or other governmental compliance procedures or a material breach of the agreement by the management company or the principals. In some cases, we may have the right to terminate the agreement if any principal ceases to be involved on a full-time basis in the management of the management company or the performance of services under the agreement. Generally, the management company may terminate the management agreement upon a material breach of the agreement by us and the expiration of the applicable cure period.

        This ownership and management structure allows the principals to maintain an entrepreneurial spirit through autonomous day-to-day decision making, while gaining access to our extensive resources and preserving the principals' long-term economic incentive to continue to grow the business. The management company structure provides both flexibility to us and stability to our partner firms by permitting the principals to continue to build equity value in the management company as the partner firm grows and to control their internal economics and succession plans within the management company.

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

	Projected Revenues	+10% Growth in Revenues	–10% Growth in Revenues
	(in thousands)
New Partner Firm
New partner firm revenues	$5,000	$5,500	$4,500
Less:
Operating expenses (excluding management fees)	(2,000)	(2,000)	(2,000)

EBPC	$3,000	$3,500	$2,500
Base Earnings to Focus Inc. (60%)	1,800	1,800	1,800
Management fees to management company (40%)	1,200	1,200	700
EBPC in excess of Target Earnings:
To Focus Inc. (60%)	—	300	—
To management company as management fees (40%)	—	200	—
Focus Inc.
Focus Inc. revenues	$5,000	$5,500	$4,500
Less:
Operating expenses (excluding management fees)	(2,000)	(2,000)	(2,000)
Less:
Management fees to management company	(1,200)	(1,400)	(700)

Operating income	$1,800	$2,100	$1,800

        In certain circumstances, the structure of our relationship with partner firms may differ from the typical structure described above. In addition, our future international acquisitions may not be structured like our typical partner firm acquisitions. For example, the structure of our ownership interests in non-U.S. partner firms may differ from the way in which we own our U.S. partner firms.

  Lift Outs of Established Wealth Management Professionals

        From time to time, through Focus Independence, we offer teams of wealth management professionals at traditional brokerages and wirehouses with attractive track records and books of business the opportunity to establish their own independent wealth management firm and ultimately join our partnership as a new partner firm. This program gives these professionals the opportunity to build a business largely unencumbered by the conflicts of interest they face at traditional brokerages and wirehouses and with more favorable economics. Focus Independence is a targeted approach to lift out teams of wealth management professionals from traditional brokerages and wirehouses with attractive track records and books of business and make them entrepreneurs within our partnership. The program has been successful, with the substantial majority of ultra-high net worth and high net worth clients historically retained by the newly formed partner firm. We have completed 13 acquisitions of new partner firms through Focus Independence since the program's inception.

        We work with each team of wealth management professionals to establish a new RIA business and provide consultation as needed on virtually everything needed to transition to and operate the new RIA as a full-service firm, including technology, personnel and office space. With many teams, we enter into an option agreement, which provides us with the option to acquire substantially all of the assets of the RIA 12 to 13 months after the team's resignation date. The option agreement provides a purchase price formula, typically equal to a multiple of the portion of the new RIA's run rate EBPC at the time of acquisition closing. The option agreement also establishes the portion of the purchase price to be paid in cash and equity. Transactions with teams where we do not enter into an option agreement may be structured more like a typical acquisition.

Our Partner Firms

        Our partner firms provide comprehensive wealth management services to ultra-high net worth and high net worth individuals and families, as well as business entities, under a largely recurring, fee-based model. Our partner firms provide these services across a diverse range of investment styles, asset classes and clients. The substantial majority of our partner firms are RIAs, and certain of our partner firms also have affiliated broker-dealers and/or insurance brokers. Several of our partner firms and principals have been recognized as leading wealth management firms and advisors by financial publications such as Barron's, The Financial Times and Forbes.

        Our partner firms derive a substantial majority of their revenues from wealth management fees for investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. Wealth management fees are primarily based either on a contractual percentage of the client assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. We also generate other revenue from recordkeeping and administration service fees, commissions and distribution fees and outsourced services.

        We currently have 60 partner firms. All of our partner firm acquisitions have been paid for with cash or a combination of cash and equity and the right to receive contingent consideration. We have to date, with limited exceptions, acquired substantially all of the assets of the firms we choose to partner with and have assumed only post-closing contractual obligations, not any material existing liabilities.

        The following is a list of our partner firms as of March 25, 2019:

Partner Firm	Partner Firm Since	Joined through Focus Independence	Acquisition(s) Completed by Partner Firm
2006
StrategicPoint	January
HoyleCohen	May		✓
2007
Sentinel Benefits & Financial Group	January		✓
Buckingham	February		✓
Benefit Financial Services Group	March		✓
JFS Wealth Advisors	August		✓
Atlas Private Wealth Management	September		✓
GW & Wade	September		✓
2008
Greystone	April		✓
WESPAC	July
2009
Joel Isaacson & Co.	November
Coastal Bridge Advisors	December	✓	✓
2010
Pettinga	December
2011
Sapient Private Wealth Management	September	✓	✓
The Colony Group	October		✓
LVW Advisors	October	✓	✓

Partner Firm	Partner Firm Since	Joined through Focus Independence	Acquisition(s) Completed by Partner Firm
2012
Vestor Capital	October
Merriman	December		✓
The Portfolio Strategy Group	December
2013
LaFleur & Godfrey	August
Telemus Capital	August		✓
2014
Summit Financial	April	✓	✓
Flynn Family Office	June		✓
Gratus Capital	October		✓
Strategic Wealth Partners	November		✓
2015
IFAM Capital	February	✓
Dorchester Wealth Management	April		✓
The Fiduciary Group	April
Quadrant Private Wealth	July	✓
Relative Value Partners	July
Fort Pitt Capital Group	October
Patton Albertson Miller Group	October
2016
Douglas Lane & Associates	January
Kovitz Investment Group Partners	January		✓
Waddell & Associates	April
Carnick & Kubik Group	April		✓
GYL Financial Synergies	August	✓
XML Financial Group	October	✓
2017
Crestwood Advisors	January
CFO4Life	February		✓
One Charles Private Wealth	February	✓
Bordeaux Wealth Advisors	March
Gelfand, Rennert & Feldman	April		✓
Lake Street Advisors	April
Financial Professionals	May
SCS Financial Services	July		✓
Brownlie & Braden	July
Eton Advisors	September
2018
Cornerstone Wealth	January	✓
Fortem Financial	February	✓
Bartlett Wealth Management	April
Campbell Deegan Financial	April	✓
Nigro, Karlin, Segal, Feldstein & Bolno (NKSFB)	April		✓
TrinityPoint Wealth	May	✓
Asset Advisors Investment Management	July
Edge Capital Group	August
Vista Wealth Management	August

Partner Firm	Partner Firm Since	Joined through Focus Independence	Acquisition(s) Completed by Partner Firm
2019
Altman, Greenfield & Selvaggi	January
Prime Quadrant	February
Foster, Dykema & Cabot	March

        The following shows certain of the value-added services we have provided to our partner firms through March 25, 2019:

Value-Added Services
Partner Firm	Marketing and Business Development	Operational and Technology Enhancements	Legal and Compliance Support	Talent Management	Succession Planning
StrategicPoint	✓	✓	✓	✓	✓
HoyleCohen	✓	✓	✓	✓	✓
Sentinel Benefits & Financial Group	✓	✓	✓	✓	✓
Buckingham	✓	✓	✓	✓	✓
Benefit Financial Services Group	✓	✓	✓	✓	✓
JFS Wealth Advisors	✓	✓	✓	✓	✓
Atlas Private Wealth Management	✓	✓	✓	✓	✓
GW & Wade	✓	✓	✓	✓	✓
Greystone		✓	✓	✓	✓
WESPAC		✓	✓	✓	✓
Joel Isaacson & Co.	✓	✓	✓	✓	✓
Coastal Bridge Advisors	✓	✓	✓	✓
Pettinga	✓	✓	✓	✓
Sapient Private Wealth Management	✓	✓	✓	✓	✓
The Colony Group	✓	✓	✓	✓	✓
LVW Advisors	✓	✓	✓	✓	✓
Vestor Capital	✓	✓	✓	✓	✓
Merriman	✓	✓	✓	✓	✓
The Portfolio Strategy Group	✓	✓	✓	✓
LaFleur & Godfrey	✓	✓	✓	✓	✓
Telemus Capital	✓	✓	✓	✓	✓
Summit Financial	✓	✓	✓	✓	✓
Flynn Family Office			✓	✓
Gratus Capital	✓	✓	✓	✓
Strategic Wealth Partners	✓	✓	✓	✓
IFAM Capital	✓	✓	✓	✓	✓
Dorchester Wealth Management	✓	✓	✓	✓	✓
The Fiduciary Group	✓	✓	✓	✓
Quadrant Private Wealth	✓	✓	✓	✓
Relative Value Partners	✓	✓	✓	✓
Fort Pitt Capital Group	✓	✓	✓	✓
Patton Albertson Miller Group	✓	✓	✓	✓
Douglas Lane & Associates	✓	✓	✓
Kovitz Investment Group Partners	✓	✓	✓	✓	✓
Waddell & Associates	✓	✓	✓	✓	✓
Carnick & Kubik Group	✓	✓	✓	✓
GYL Financial Synergies	✓	✓	✓	✓	✓

Value-Added Services
Partner Firm	Marketing and Business Development	Operational and Technology Enhancements	Legal and Compliance Support	Talent Management	Succession Planning
XML Financial Group	✓	✓	✓	✓	✓
Crestwood Advisors	✓		✓	✓	✓
CFO4Life	✓	✓	✓	✓
One Charles Private Wealth		✓	✓	✓
Bordeaux Wealth Advisors	✓	✓	✓	✓	✓
Gelfand, Rennert & Feldman		✓	✓		✓
Lake Street Advisors			✓	✓	✓
Financial Professionals	✓	✓	✓	✓
SCS Financial Services		✓	✓	✓	✓
Brownlie & Braden	✓	✓	✓	✓
Eton Advisors	✓		✓	✓	✓
Cornerstone Wealth	✓	✓	✓	✓
Fortem Financial		✓	✓	✓
Bartlett Wealth Management	✓	✓	✓
Campbell Deegan Financial			✓
Nigro, Karlin, Segal, Feldstein, & Bolno (NKSFB)		✓	✓		✓
TrinityPoint Wealth	✓	✓	✓		✓
Asset Advisors Investment Management		✓	✓
Edge Capital Group			✓
Vista Wealth Management		✓	✓	✓
Altman, Greenfield & Selvaggi			✓
Prime Quadrant			✓
Foster, Dykema & Cabot			✓

        Our partner firms are primarily located in the United States. In addition, as of March 25, 2019, we have one partner firm, Greystone, in the United Kingdom, two partner firms, Dorchester Wealth Management and Prime Quadrant, in Canada and one partner firm, Financial Professionals, in Australia. The following table shows our domestic and international revenues for the years ended December 31, 2016, 2017 and 2018:

	Year Ended December 31,
	2016		2017		2018
	(in thousands)
Domestic revenue	$470,888	97.0%	$643,077	97.0%	$889,166	97.6%
International revenue	14,556	3.0%	19,810	3.0%	21,714	2.4%

Total revenue	$485,444	100.0%	$662,887	100.0%	$910,880	100.0%

        The maps below show the locations of our partner firms as of March 25, 2019. The majority of our partner firms operate multiple offices.

        Upon joining our partnership, each partner firm transitions its operations to our common general ledger, payroll and cash management systems. Our common general ledger system provides us access to financial information of each partner firm and is designed to accommodate the varied needs of each individual business. We control payroll and payment of management fees for partner firms through a common disbursement process. The common payroll system allows us to effectively monitor compensation, new hires, terminations and other personnel changes. We employ a cash management system under which cash held by partner firms above a threshold is transferred into our centralized accounts. The cash management system enables us to control and secure our cash flow and more efficiently monitor partner firm earnings and financial position.

        We and our partner firms devote substantial time and effort to remaining current on, and addressing, regulatory and compliance matters. Each of our registered partner firms has its own chief compliance officer and has established a compliance program to help detect and prevent compliance violations.

        While the chief compliance officers at our partner firms are principally responsible for maintaining their respective compliance programs and to tailor them to the specifics of their partner firms' business, we have an experienced team of legal professionals in place at the holding company to support our partner firms in fulfilling their regulatory responsibilities by providing additional guidance and expertise. We collaborate with each of our partner firms in its completion of an annual compliance risk assessment, which is conducted by an outside law firm or a compliance consulting firm. We also engage third-party firms to conduct periodic cybersecurity audits and help coordinate completion of certain other employee trainings. We also monitor how our partner firms address risk assessment recommendations and regulatory exam findings. We also work with our partner firms to assist them in identifying capable legal and compliance advisors by leveraging our extensive relationships.

Focus Successions

        We have a succession program, referred to as Focus Successions, to provide third-party wealth management firms a succession planning solution for their businesses. Pursuant to the program, one of our partner firms grants the third-party wealth management firm the right to offer to sell substantially all of its assets to the partner firm at any time with notice. The third-party firm's right under the succession agreement is subject to certain conditions, and the terms of the sale are pre-negotiated in a form of asset purchase agreement. Generally, the term of a succession agreement is one year and renews automatically for an additional year unless earlier terminated by one of the parties. No succession transition has been initiated to date, but several of the succession plans have been converted into acquisitions by our partner firms.

Competition

        The wealth management industry is very competitive. We compete with a broad range of wealth management firms, including public and privately held investment advisors, traditional brokerages and wirehouses, firms associated with securities broker-dealers, financial institutions, private equity firms and insurance companies. We believe that important factors affecting our partner firms' ability to compete for clients include the ability to attract and retain key wealth management professionals, investment performance, wealth management fee rates, the quality of services provided to clients, the depth and continuity of client relationships, adherence to the fiduciary standard and reputation.

        We strategically built a leading partnership of independent, fiduciary wealth management firms led by entrepreneurs through a unique, disciplined and proven acquisition strategy. Our differentiated partnership model has allowed us to grow and enhance our leadership position in the wealth management industry. As we continue our growth strategy of acquiring high-quality partner firms, we believe that important factors affecting our ability to compete for future acquisitions include:

  •
  the degree to which target wealth management firms view our partnership model as preferable, financially and operationally or otherwise, to acquisition or other arrangements offered by other potential purchasers;

  •
  the reputation and performance of our existing and future partner firms, by which target wealth management firms may judge us and our future prospects; and

  •
  the quality and breadth of our value-added services.

Employees

        As of December 31, 2018, we had over 2,600 employees, 76 of whom were employed at the holding company.

        Additionally, as of December 31, 2018, there were approximately 400 principals who were part of the management companies that oversaw partner firms and were not our employees.

Trademarks

        We own many registered trademarks and service marks in the United States. We believe the Focus Financial Partners name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we monitor the use of our marks and vigorously oppose any unauthorized use of the marks.

        We register some of our copyrighted material and otherwise rely on common law protection of our copyrighted works. Such copyrighted materials are not material to our business.

Available Information

        We are required to file annual, quarterly and current reports, proxy statements and certain other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. Any documents filed by us with the SEC, including this Annual Report, can be downloaded from the SEC's website.

        We also make available free of charge through our website, www.focusfinancialpartners.com, electronic copies of certain documents that we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Regulatory Environment

Existing Regulation

        Our partner firms are subject to extensive regulation in the United States. In addition, Greystone, Dorchester, Prime Quadrant and Financial Professionals are subject to extensive regulation in the United Kingdom, Canada and Australia, as applicable. In the United States, our partner firms are subject to regulation primarily at the federal level, including regulation by the SEC under the Advisers Act, by the U.S Department of Labor (the "DOL") under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and by the SEC and the Financial Industry Regulatory Authority ("FINRA") for our partner firm subsidiaries that are broker-dealers. Our partner firms may also be subject to regulation by state insurance and securities regulators for insurance and other aspects of our partner firms' activities. Outside of the United States, Greystone is primarily regulated by the Financial Conduct Authority in the United Kingdom, Dorchester and Prime Quadrant are primarily regulated by the securities regulators of Canada's provinces, and Financial Professionals is primarily regulated by the Australian Securities & Investment Commission ("ASIC").

        Our U.S. based partner firms that are investment advisers are registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, compliance and disclosure obligations, recordkeeping requirements and operational requirements. Certain of our partner firms sponsor unregistered and registered funds in the United States and certain foreign jurisdictions. These activities subject those partner firms to additional regulatory requirements in those jurisdictions. In addition, many state securities commissions impose filing requirements on investment advisers that operate or have places of business in their states. Similarly, many states require certain client facing employees of RIAs and FINRA-registered broker-dealers to become state licensed.

        Certain of our partner firms have affiliated SEC registered broker-dealers for the purpose of distributing funds or other securities products. Broker-dealers and their personnel are regulated, to a large extent, by the SEC and self-regulatory organizations, principally FINRA. In addition, state blue sky commissions have supervisory authority over broker-dealer activities conducted in their states. Broker-dealers are subject to regulations which cover virtually all aspects of their business, including sales practices, trading practices, use and safekeeping of clients' funds and securities, recordkeeping and the conduct of directors, officers, employees and representatives. Broker-dealers are also subject to net capital rules that mandate that they maintain certain levels of capital. Certain partner firms have a limited number of employees that are registered representatives with unaffiliated broker-dealers.

        Certain of our partner firms have affiliated insurance brokers. State insurance laws grant state insurance regulators broad administrative powers. These supervisory agencies regulate many aspects of the insurance business, including the licensing of insurance brokers and agents and other insurance intermediaries, and trade practices such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents.

        Our partner firms are also subject to regulation by the DOL under ERISA and related regulations with respect to investment advisory and management services provided to participants in retirement plans covered by ERISA, including individual retirement accounts. Among other requirements, ERISA imposes duties on persons who are fiduciaries under ERISA and prohibits certain transactions involving related parties.

        Additionally, we and our partner firms are subject to various data privacy and cybersecurity laws designed to protect client and employee personally identifiable information. These laws and regulations are increasing in complexity and number which has resulted in greater compliance risk and cost for us. The unauthorized access, use, theft or destruction of client or employee personal, financial or other data could expose us to potential financial penalties and legal liability.

Additional Regulatory Reform

        Our partner firms are subject to the numerous regulatory reform initiatives in the United States and in international jurisdictions where they operate. New laws or regulations, or changes in enforcement of existing laws or regulations, could have a material and adverse impact on the scope or profitability of our partner firms' business activities or require us and/or our partner firms to change business practices and incur additional costs as well as potential reputational harm.

        For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in the United States in July 2010. The Dodd-Frank Act is expansive in scope and requires the adoption of extensive regulations, many of which have just recently been adopted or become effective.

        On April 18, 2018, the SEC proposed a package of rulemakings and interpretations that if adopted would impose a best interest standard of conduct for broker-dealers, require the delivery of a short-form disclosure document to retail investors, restrict the use of the term "adviser" or "advisor" by broker-dealers who are not also registered as investment advisers and clarify the SEC's views on the fiduciary duty that investment advisers owe to their clients. It is not clear how the adoption of such proposals would impact our partner firms.

        On February 1, 2019, a Royal Commission in Australia issued a highly publicized report following a 12-month inquiry of misconduct in the banking, superannuation and financial services industry. The report makes many recommendations that, if adopted into law or regulations, could impact our existing or any future Australian partner firms or investments. Some of the regulations include a new system of registration for financial advisers to be overseen by a new regulatory body and the repeal of carve-outs and grandfathering of certain conflicted remuneration prohibitions.

        In addition, financial regulators are increasing their enforcement and examination attention across a wide range of activities and business practices, including disclosure, conflicts of interest, cybersecurity, business continuity and succession planning. Such enhanced scrutiny may increase the likelihood of enforcement actions or violation findings or cause us or our partner firms to change business practices or incur additional costs. It is also not possible to predict how such changes may impact the businesses of our competitors and the competitive dynamics of the industry.

Item 1A.    Risk Factors

        You should carefully consider the information in this Annual Report and the following risks. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. The risks described below are not the only ones facing us. Additional risks not presently known to us or which we consider immaterial also may adversely affect us.

Risks Related to Capital Markets and Competition

         Our financial results largely depend on wealth management fees received by our partner firms, which are impacted by market fluctuations.

        The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. A material portion of these wealth management fees are calculated based on a contractual percentage of the client's assets. Wealth management fees may be adversely affected by prolonged declines in the capital markets because assets of clients may decline. Global economic conditions, exacerbated by changes in the equity or debt marketplaces, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, financial crises, war, terrorism, natural disasters or other factors that are difficult to predict affect the capital markets. If unfavorable market conditions, actions taken by clients in response to market conditions (such as clients reducing or eliminating the amount of their assets with respect to which our partner firms provide advice) or volatility in the capital markets cause a decline in client assets overseen by our partner firms, such a decline could result in lower revenues from wealth management fees. If our partner firms' revenues decline without a commensurate reduction in their expenses, their net income will be reduced and their business will be negatively affected, which may have an adverse effect on our results of operations and financial condition.

         The historical returns of existing investment strategies of our partner firms may not be indicative of their future results or of the future results of investment strategies they may develop in the future.

        The historical returns of our partner firms' existing investment strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that our partner firms may develop in the future. The investment performance that our partner firms achieve for their clients varies over time, and the variance can be wide. The performance that our partner firms achieve as of a future date and for a future period may be higher or lower, and the difference may be material. During times of negative economic and market conditions, our partner firms may not be able to identify investment opportunities within their current or future strategies.

         Our partner firms may not be able to maintain their current wealth management fee structure as a result of poor investment performance or competitive pressures or as a result of changes in their mix of wealth management services, which could have an adverse effect on our partner firms' results of operations.

        Our partner firms may not be able to maintain their current wealth management fee structure for any number of reasons, including as a result of poor investment performance, competitive pressures or changes in their mix of wealth management services. In order to maintain their fee structure in a competitive environment, our partner firms must be able to continue to provide clients with services that their clients believe justify their fees. Our partner firms may not succeed in providing the services that will allow them to maintain their current fee structure. If our partner firms' investment strategies perform poorly, they may be forced to lower their fees in order to retain current, and attract additional, clients. Such decline in a partner firm's revenue could have an adverse effect on our results of operations and financial condition.

         The wealth management industry is very competitive.

        We compete for acquisition opportunities and our partner firms compete for clients, advisors and other personnel with a broad range of wealth management firms, including public and privately held investment advisors, firms associated with securities broker-dealers, financial institutions, private equity firms and insurance companies, many of whom have greater resources than we do. The wealth management industry is very competitive, with competition based on a variety of factors, including the ability to attract and retain key wealth management professionals, investment performance, wealth management fee rates, the quality of services provided to clients, the depth and continuity of client relationships, adherence to the fiduciary standard and reputation. A number of factors, including the following, serve to increase the competitive risks of our partner firms: (i) many competitors have greater financial, technical, marketing, name recognition and other resources and more personnel than our partner firms do, (ii) potential competitors have a relatively low cost of entering the wealth management industry, (iii) some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than the investment strategies our partner firms offer, (iv) some competitors charge lower fees for their wealth management services than our partner firms do and (v) some competitors may be able to engage in more widespread marketing activities or may have access to products and services to which our partner firms do not.

        If we are unable to compete effectively, our results of operations and financial condition may be adversely affected.

Risks Related to Our Operations

         Because clients can terminate their client service contracts at any time, poor wealth management service or performance of the investment strategies that our partner firms recommend may have an adverse effect on our results of operations and financial condition.

        Our clients can generally terminate their client service contracts with us at any time. We cannot be certain that we will be able to retain our existing clients or attract new clients, and these client service contracts and client relationships may be terminated or not renewed for any number of reasons. In particular, poor wealth management service or performance of the investment strategies that our partner firms recommend relative to the performance of other wealth management firms could result in the loss of accounts. Moreover, certain clients specify guidelines regarding investment allocation and strategy that our partner firms are required to follow in managing their portfolios, and the failure to comply with any of these guidelines and other limitations could result in losses to clients, which could result in the obligation to make clients whole for such losses. If we believe that the circumstances do not justify a reimbursement, or our client believes that the reimbursement it was offered was insufficient, the client could seek to recover damages from us in addition to terminating its client service contract. Any of these events could adversely affect our results of operations and financial condition and harm our reputation.

         Our results of operations could be adversely affected if we are unable to facilitate smooth succession planning.

        We cannot predict with certainty how long the principals or employees of our partner firms will continue working, and upon the retirement or exit of a principal or employee, a partner firm's business may be adversely affected. If we are not successful in facilitating succession planning of our partner firms, our results of operations and financial condition could be adversely affected.

         If our reputation is harmed, we could suffer losses in our business and financial results.

        Our business depends on earning and maintaining the trust and confidence of our partner firms and the clients of our partner firms. Our reputation is critical to our business and is vulnerable to threats that may be difficult or impossible to control and costly or impossible to remediate. For example, failure to comply with applicable laws, rules or regulations, errors in our public reports or litigation or the publicity surrounding these events, even if satisfactorily addressed, could adversely impact our reputation, our relationships with our partner firms and the clients of our partner firms and our ability to negotiate acquisitions and partner firm-level acquisitions with wealth management firms, as well as adversely affect our results of operations and financial condition.

         Our reliance on our partner firms to report their results to us may make it difficult to respond quickly to negative business developments, which could adversely affect our results of operations and financial condition.

        We rely on our partner firms to report their results to us on a monthly basis. We have implemented common general ledger, payroll and cash management systems that allow us to monitor the financial performance and overall operations of our partner firms. However, if our partner firms delay reporting results or informing us of negative business developments, we may not be able to address the situation on a timely basis, which could have an adverse effect on our results of operations and financial condition.

         Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risks could adversely affect our reputation and financial condition.

        We and our partner firms have adopted various controls, procedures, policies and systems to monitor and manage risk in our business. Some of our risk evaluation methods depend upon information provided by our partner firms and others, and public information regarding markets, clients or other matters. In some cases, however, that information may not be accurate, complete or up-to-date. While we currently believe that our operational controls are effective, we cannot provide assurance that those controls, procedures, policies and systems will always be adequate to identify and manage the internal and external risks in our business in a timely manner. Furthermore, we may have errors in our business processes or fail to implement proper procedures in operating our business, which may expose us to risk of financial loss. We are also subject to the risk that our employees or contractors, the employees or contractors of our partner firms or other third parties may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our and our partner firms' controls, policies and procedures. The financial and reputational impact of control failures could be significant.

        In addition, our businesses and the markets in which we operate are continuously evolving. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory requirements or our business, counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or fall out of compliance with applicable regulatory or contractual mandates or expectations. Any of these events could adversely affect our reputation and financial condition.

The potential for human error in connection with the operational systems of Focus Inc. or its partner firms could disrupt operations, cause losses or lead to regulatory fines and may have an adverse effect on our results of operations, financial condition and reputation.

        The operations of Focus Inc. and its partner firms are dependent on its employees and principals. From time-to-time, employees or principals may make mistakes that are not always immediately detected by systems and controls and policies and procedures intended to prevent and detect such errors. These can include calculation errors, errors in inputting orders, errors in software implementation, failure to ensure data security, follow processes, patch systems or report issues, follow regulations or internal compliance procedures or errors in judgment. Human errors, even if promptly discovered and remediated, may disrupt operations or result in regulatory fines or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may adversely affect our results of operations and financial condition.

         Failure to maintain and properly safeguard an adequate technology infrastructure and to protect against cyber-attacks may limit our growth, result in losses or disrupt our business.

        Our business is reliant upon financial, accounting and technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many business activities and transactions with clients, advisors, vendors and other third parties. The failure to implement, maintain and safeguard an infrastructure commensurate with the size and scope of our business could impede our productivity and growth, which could adversely impact our results of operations and financial condition. Further, we rely heavily on third parties for certain aspects of our business, including financial intermediaries and technology infrastructure and service providers, and these parties are also susceptible to similar risks.

        Although we and our partner firms take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices, and those of third parties on whom we rely, may be vulnerable to cyber-attacks, breaches, unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have a security impact. Further, our back-up procedures, cyber defenses and capabilities in the event of a failure, interruption or breach of security may not be adequate. If any such events occur, it could jeopardize our, as well as our clients', employees' or counterparties' confidential, proprietary and other sensitive information processed and stored in, and transmitted through, our or third-party computer systems, networks and mobile devices or otherwise cause interruptions or malfunctions in our, as well as our clients', employees' or counterparties' operations. Despite our efforts to ensure the integrity of our systems and networks, it is possible that we may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. As a result, we could experience business disruptions, significant losses, increased costs, reputational harm, regulatory actions or legal liability, any of which could have an adverse effect on our results of operations and financial condition. We may in the future be required to spend significant additional resources to modify existing protective measures or to investigate and remediate vulnerabilities or other exposures, including hiring third-party technology service providers and additional information technology staff. Additionally, we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.

         Our inability to successfully recover from a disaster or other business continuity problem could cause material financial loss, regulatory actions, reputational harm or legal liability.

        Should we experience a local or regional disaster or other business continuity problem, such as a terrorist attack, pandemic, security breach, power loss, telecommunications failure, earthquake, hurricane or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel and office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. Further, we could potentially lose client data or experience adverse interruptions to our operations or delivery of services to clients in a disaster recovery scenario, which could result in material financial loss, regulatory action, reputational harm or legal liability.

         Our insurance coverage may be inadequate or expensive.

        We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, errors and omissions, network security and privacy, fidelity bond and fiduciary liability insurance and insurance required under ERISA. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Our business may be negatively affected if in the future our insurance proves to be inadequate or unavailable. In addition, insurance claims may harm our reputation or divert management resources away from operating our business.

         If our system of internal controls has flaws, weaknesses or otherwise is not effective, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Class A common stock.

        Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). For example, Section 404 will require us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. We must comply with Section 404 (except for the requirement for an auditor's attestation report if we are classified as an "emerging growth company" under the Jumpstart Our Business Startups Act) beginning with our next annual report on Form 10-K. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could adversely affect our results of operations and financial condition or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A common stock.

Risks Related to Our Partnership Model and Growth Strategy

         Our success depends, in part, on our ability to make successful acquisitions.

        Our continued success will depend, in part, upon our ability to find suitable partner firms to acquire, our ability to acquire such firms on acceptable terms and our ability to raise the capital necessary to finance such transactions. We compete with banks, outsourced service providers, private equity firms and other wealth management and advisory firms to acquire high-quality wealth management firms. Some of our competitors may be able to outbid us for these acquisition targets. If we identify suitable acquisition targets, we may not be able to complete any such acquisition on terms that are commercially acceptable to us. If we are not successful in acquiring suitable acquisition candidates, it may have an adverse effect on our business and on our earnings and revenue growth.

         Acquired businesses may not perform as expected, leading to an adverse effect on our earnings and revenue growth.

        Acquisitions involve a number of risks, including the following, any of which could have an adverse effect on our partner firms' and our earnings and revenue growth: (i) incurring costs in excess of what we anticipated; (ii) potential loss of key wealth management professionals or other team members of the predecessor firm; (iii) inability to generate sufficient revenue to offset transaction costs; (iv) inability to retain clients following an acquisition; (v) incurring expenses associated with the amortization or impairment of intangible assets, particularly for goodwill and other intangible assets; and (vi) payment of more than fair market value for the assets of the partner firm.

        While we intend that our completed acquisitions will improve profitability, past or future acquisitions may not be accretive to earnings or otherwise meet operational or strategic expectations. The failure of any partner firm to perform as expected after acquisition may have an adverse effect on our earnings and revenue growth.

         Contingent consideration payments could result in a higher than expected impact on our future earnings.

        We have typically incorporated into our acquisition structure contingent consideration paid to the sellers upon the achievement of specified financial thresholds. The contingent consideration is paid upon the satisfaction of specified growth thresholds typically over a six-year period. This arrangement may result in the payment of additional purchase price consideration to the sellers for periods following the closing of an acquisition. We anticipate that future acquisitions will continue to include contingent consideration. For business acquisitions, we recognize the fair value of estimated contingent consideration at the acquisition date and contingent consideration is remeasured to fair value at each reporting period until the contingency is resolved. Since the contingent consideration to be paid is based on the growth of forecasted financial performance levels over a number of years, we cannot calculate the maximum contingent consideration that may be payable under these arrangements. Contingent consideration payments could result in a higher than expected impact on our future earnings.

         We may incur debt, issue additional equity or use cash on hand to pay for future acquisitions, each of which could adversely affect our financial condition or the market price of our Class A common stock. Additionally, difficulty in obtaining debt, issuing equity or generating cash flow could affect our growth and financial condition and the market price of our Class A common stock.

        We will finance future acquisitions through debt financing, including significant draws on our first lien revolving credit facility (the "First Lien Revolver"), issuance of additional term debt, the issuance of equity securities, the use of existing cash or cash equivalents or any combination of the foregoing. Acquisitions financed with debt could require us to dedicate a substantial portion of our cash flow to principal and interest payments. Acquisitions financed with the issuance of our equity securities would be dilutive to the share value and voting power of our existing Class A common stock, which could affect the market price of our Class A common stock. Future acquisitions financed with our own cash could deplete the cash and working capital available to fund our operations adequately. Difficulty borrowing funds, selling securities or generating sufficient cash from operations to finance our activities may have a material adverse effect on our results of operations and financial condition.

         Our growth strategy depends, in part, upon continued growth from our existing partner firms. However, the significant growth we have experienced may be difficult to sustain in the future.

        The continued growth of our business will depend on, among other things, the ability of our partner firms to grow through acquisitions, to retain key wealth management professionals and to devote sufficient resources to maintaining existing client relationships and developing new client relationships. Our business growth will also depend on their success in providing high-quality wealth management services, as well as their ability to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new regulatory requirements arising in response to both the increased sophistication of the wealth management industry and the significant market and economic events of the last few years. In the future, our partner firms may not contribute to our growth at their historical or currently anticipated levels.

         Our acquisition due diligence process may not reveal all facts that are relevant in connection with an acquisition, which could subject us to unknown liabilities.

        In connection with our acquisitions of new partner firms and acquisitions by existing partner firms, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to such transactions and expect to use our resources to enhance the risk management functions and diligence of our business and our partner firms' businesses going forward. When conducting due diligence, we evaluate important and complex business, financial, tax, accounting, legal and compliance issues. Outside consultants, legal advisers, accountants, regulatory experts and other third parties may be involved in the due diligence process in varying degrees depending on the type, size and complexity of the acquisition. When conducting due diligence and making an assessment regarding a transaction, we have and will continue to rely on the resources available to us, including information provided by third parties. Our diligence efforts with respect to RIAs that were newly formed in connection with our Focus Independence program may be limited due to the short operating history of such firms.

        Since commencing acquisition activities in 2006, there were certain instances where we discovered matters about acquired partner firms that were not uncovered during the due diligence process. These instances did not have a material impact on our financial position, results of operations or cash flows, and our acquisition agreements include standard sellers' representations and warranties and indemnification provisions that provide us with some financial protection in the event of an undiscovered or undisclosed matter. However, the due diligence investigations that we have carried out or will carry out with respect to any transaction may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating the transaction, which could subject us or our partner firms to unknown liabilities that could adversely affect our or our partner firms' results of operations and financial condition.

         The success of Focus Independence depends upon our ability to lift out teams of wealth management professionals from traditional brokerages and wirehouses.

        Our ability to lift out teams of wealth management professionals from traditional brokerages and wirehouses depends on our ability to offer more favorable opportunities than those provided by their current employers, many of which have substantially greater financial resources and may be able to entice their current employees to stay. If we are not successful in attracting and lifting out suitable wealth management professionals for our Focus Independence program, it may have an adverse effect on the growth of our revenues and earnings.

         We may encounter complications in implementing Focus Successions related to transitioning and administering client assets and obtaining required client consents.

        We have succession agreements with prospective advisors as part of Focus Successions. No succession transition has been initiated to date, but several of the succession plans have been converted into acquisitions by our partner firms. In the future, we may encounter complications as we implement these succession agreements, including problems transitioning and administering client assets at the custodians and difficulties in obtaining any required client consent. Furthermore, because we are unable to predict when any particular agreement might take effect or what acquired assets would be transferred at such time, we are unable to quantify the potential cost of completing succession transactions in the future. Difficulties implementing Focus Successions could have an adverse effect on the growth of our partner firms and therefore our growth.

         We may face operational risks associated with expanding internationally.

        Our business strategy includes expanding our presence in non-U.S. markets through acquisitions. This strategy presents a number of risks, including: (i) greater difficulties in supporting, or the need to hire additional personnel to support the operations of foreign partner firms, (ii) language and cultural differences, (iii) unfavorable fluctuations in foreign currency exchange rates, (iv) higher operating costs, (v) unexpected changes in wealth management policies and other regulatory requirements, (vi) adverse tax consequences and (vii) more complex acquisition structures. If our international business increases relative to our total business, these factors could have a more pronounced effect on our results of operations and financial condition.

Risks Related to Our Business Model and Key Professionals

         Our partner firms' autonomy limits our ability to alter their management practices and policies, and our dependence on the principals who manage the businesses of our partner firms may have an adverse effect on our business.

        Under the management agreements between our partner firms and the new management companies formed by the principals, the management companies provide the personnel who manage the partner firm's day-to-day operations and oversee the provision of wealth management services, the implementation of employment policies, the negotiation, execution and delivery of contracts in connection with the management and operation of the partner firm's business in the ordinary course and the implementation of policies and procedures to ensure compliance with all applicable laws, rules and regulations. Such individuals also maintain the primary relationships with clients and vendors. As a consequence, we are exposed to losses resulting from day-to-day decisions of the principals who manage our partner firm, and our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of a partner firm, where weaknesses or failures in internal processes or systems could lead to a disruption of the partner firm's operations, liability to its clients or exposure to disciplinary action. Unsatisfactory performance by the principals could also hinder the partner firms' ability to grow and could have an adverse effect on our business. Further, there is a risk of reputational harm to us if any of our partner firms, among other things, have engaged in, or in the future were to engage in, poor or non-compliant business practices or were to experience adverse results.

         We rely on our key personnel and principals.

        We depend on the efforts of our executive officers, other management team members, employees and principals. Our executive officers, in particular, play an important role in the stability and growth of our business, including the growth and stability of existing partner firms and in identifying potential acquisition opportunities for us. However, there is no guarantee that these officers will remain with us. In addition, our partner firms depend heavily on the services of key principals, who in many cases have managed their predecessor firms for many years. Although we use a combination of economic incentives, transfer restrictions and non-solicitation and non-competition agreements in an effort to retain key management personnel, there is no guarantee that these principals will remain with the respective partner firms. The loss of key management personnel at our partner firms could have an adverse impact on our business.

        In addition, compliance with public company requirements places significant additional demands on our senior management and has required us, and will continue to require us, to enhance our investor relations, legal, financial reporting, corporate communications and certain other functions. These additional efforts may strain our resources and divert management's attention from other business concerns, which could adversely affect our business.

         If a management company terminates its management agreement with us, our financial condition and results could be negatively affected.

        At the time of the acquisition of a partner firm, we enter into a management agreement with the management company that is substantially owned by the selling principals. Pursuant to the management agreement, the management company provides the personnel who conduct the day-to-day management and operation of the partner firm. These management agreements can be terminated by the management company at the end of the initial term, which is typically six years. Termination of a management agreement could lead to a disruption of the partner firm's operations, which could negatively affect our financial condition and results of operations.

         If our partner firms are unable to maintain their client-oriented, fiduciary-minded culture or compensation levels for wealth management professionals, they may be unable to attract, develop and retain talented wealth management professionals, which could negatively impact our financial results and our ability to grow.

        Attracting, developing and retaining talented wealth management professionals are essential components of the business strategy of our partner firms. To do so, it is critical that they continue to foster an environment and provide compensation that is attractive for their existing and prospective wealth management professionals. If they are unsuccessful in maintaining such an environment (for instance, because of changes in management structure, corporate culture or corporate governance arrangements) or compensation levels for any reason, their existing wealth management professionals may leave the firm or fail to produce their best work on a consistent, long-term basis and/or our partner firms may be unsuccessful in attracting talented new wealth management professionals, any of which could negatively impact their financial results and our ability to grow and may have an adverse effect on our results of operations and financial condition.

Risks Related to Our Structure

         Focus Inc. is a holding company. Focus Inc.'s sole material asset is its equity interest in Focus LLC, and Focus Inc. is accordingly dependent upon distributions from Focus LLC to pay taxes, make payments under the Tax Receivable Agreements and cover its corporate and other overhead expenses.

        Focus Inc. is a holding company and has no material assets other than its equity interest in Focus LLC. Focus Inc. has no independent means of generating revenue. To the extent Focus LLC has available cash and subject to the terms of Focus LLC's credit agreements and any other debt instruments, we have caused and intend to continue to cause Focus LLC to make (i) generally pro rata distributions to its unitholders, including Focus Inc., in an amount generally intended to allow the Focus LLC unitholders to satisfy their respective income tax liabilities with respect to their allocable share of the income of Focus LLC, based on certain assumptions and conventions, provided that the distribution will be sufficient to allow Focus Inc. to satisfy its actual tax liabilities and to make payments under its two Tax Receivable Agreements, entered into on July 30, 2018 in connection with the closing of the IPO (the "Tax Receivable Agreements"), one with certain entities affiliated with our private equity investors and the other with certain other continuing and former owners of Focus LLC (the parties to the two agreements collectively, the "TRA holders"), and any subsequent tax receivable agreements that it may enter into in connection with future acquisitions and (ii) non pro rata distributions to Focus Inc. in an amount at least sufficient to reimburse Focus Inc. for its corporate and other overhead expenses. We are limited, however, in our ability to cause Focus LLC and its subsidiaries to make these and other distributions to Focus Inc. due to the restrictions under our credit facilities entered into in July 2017, as amended (collectively, the "Credit Facility"). To the extent that Focus Inc. needs funds and Focus LLC or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements or are otherwise unable to provide such funds, Focus Inc.'s liquidity and financial condition could be adversely affected.

         Focus Inc. is required to make payments under the Tax Receivable Agreements for certain tax benefits it may claim, and the amounts of such payments could be significant.

        The Tax Receivable Agreements generally provide for the payment by Focus Inc. to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Focus Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis and certain tax benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of these cash savings.

        The term of each Tax Receivable Agreement commenced upon the completion of the IPO will continue until all tax benefits that are subject to such Tax Receivable Agreement have been utilized or expired, unless we experience a change of control (as defined under the Tax Receivable Agreements, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreements terminate early (at our election or as a result of our breach), and Focus Inc. makes the termination payments specified in the Tax Receivable Agreements. In addition, payments made under the Tax Receivable Agreements will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return.

        The payment obligations under the Tax Receivable Agreements are Focus Inc.'s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.'s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. The actual increases in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of any redemption of Focus LLC units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of Focus LLC's assets that consist of equity in entities taxed as corporations at the time of each redemption, the amount and timing of the taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of the payments under the Tax Receivable Agreements that constitute imputed interest or give rise to depreciable or amortizable tax basis.

        The payments under the Tax Receivable Agreements will not be conditioned upon a TRA holder having a continued ownership interest in Focus Inc. or Focus LLC. Please read "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreements."

         In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits, if any, realized in respect of the tax attributes subject to the Tax Receivable Agreements.

        If we experience a change of control (as defined under the Tax Receivable Agreements, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreements terminate early (at our election or as a result of our breach), Focus Inc. could be required to make a substantial, immediate lump-sum payment. This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable Agreements (determined by applying a discount rate of one-year London Interbank Offered Rate ("LIBOR") plus 1.5%). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreements, including (i) that Focus Inc. has sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreements and (ii) any Focus LLC units (other than those held by Focus Inc.) outstanding on the termination date are deemed to be redeemed on the termination date. Any early termination payments may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payments relate.

        If we experience a change of control (as defined under the Tax Receivable Agreements) or the Tax Receivable Agreements otherwise terminate early, Focus Inc.'s obligations under the Tax Receivable Agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. For example, if the Tax Receivable Agreements were terminated immediately at December 31, 2018, the estimated termination payments would, in the aggregate, be approximately $184.6 million (calculated using a discount rate equal to one-year LIBOR plus 1.5%, applied against an undiscounted liability of $276.9 million); this amount could be substantially larger if Focus Inc. enters into additional tax receivable agreements in connection with future acquisitions by Focus LLC. The foregoing amounts are merely estimates and the actual payments could differ materially. There can be no assurance that we will be able to finance any payments required to be made under the Tax Receivable Agreements.

        Please read "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreements."

         In the event that payment obligations under the Tax Receivable Agreements are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of our Class A common stock could be substantially reduced.

        If we experience a change of control (as defined under the Tax Receivable Agreements, which includes certain mergers, asset sales and other forms of business combinations), Focus Inc. would be obligated to make a substantial, immediate lump-sum payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of this payment obligation, holders of our Class A common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, any payment obligations under the Tax Receivable Agreements will not be conditioned upon the TRA holders' having a continued interest in Focus Inc. or Focus LLC. Accordingly, the TRA holders' interests may conflict with those of the holders of our Class A common stock. Please read "—In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits, if any, realized in respect of the tax attributes subject to the Tax Receivable Agreements" and "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreements."

         We will not be reimbursed for any payments made under the Tax Receivable Agreements in the event that any tax benefits are subsequently disallowed.

        Payments under the Tax Receivable Agreements will be based on the tax reporting positions that we will determine. The TRA holders will not reimburse us for any payments previously made under the Tax Receivable Agreements if any tax benefits that have given rise to payments under the Tax Receivable Agreements are subsequently disallowed, except that excess payments made to any TRA holder will be netted against payments that would otherwise be made to such TRA holder, if any, after our determination of such excess. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity.

         If Focus LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result, and Focus Inc. would not be able to recover payments previously made by it under the Tax Receivable Agreements even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

        A number of aspects of our structure depend on the classification of Focus LLC as a partnership for U.S. federal income tax purposes. Subject to certain exceptions relating to the receipt of predominantly qualifying income for which we do not expect to qualify, a "publicly traded partnership" is taxable as a corporation for U.S. federal income tax purposes. The U.S. Treasury regulations provide that a "publicly traded partnership" is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of Focus LLC units pursuant to an exchange right (or the call right) or other transfers of Focus LLC units could cause Focus LLC to be treated as a publicly traded partnership. The U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that exchanges or other transfers of Focus LLC units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of Focus LLC, and the Fourth Amended and Restated Operating Agreement of Focus LLC, as amended, (the "Fourth Amended and Restated Focus LLC Agreement") provides for limitations on the ability of unitholders of Focus LLC to transfer their Focus LLC units and provides us, as managing member of Focus LLC, with the right to impose limitations and restrictions (in addition to those already in place), subject to certain consent rights, on the ability of unitholders of Focus LLC to exchange their Focus LLC units pursuant to an exchange right to the extent we believe it is necessary to ensure that Focus LLC will continue to be treated as a partnership for U.S. federal income tax purposes.

        If Focus LLC were to become a publicly traded partnership, significant tax inefficiencies might result, including as a result of Focus Inc.'s inability to file a consolidated U.S. federal income tax return with Focus LLC. In addition, Focus Inc. would no longer have the benefit of the increases in tax basis covered under the Tax Receivable Agreements, and Focus Inc. would not be able to recover any payments previously made under the Tax Receivable Agreements, even if the corresponding tax benefits (including any claimed increase in the tax basis of Focus LLC's assets) were subsequently determined to have been unavailable.

         In certain circumstances, Focus LLC will be required to make tax distributions to the Focus LLC unitholders, including Focus Inc., and the tax distributions that Focus LLC will be required to make may be substantial. To the extent Focus Inc. receives tax distributions in excess of its tax liabilities and obligations to make payments under the Tax Receivable Agreements and retains such excess cash, the unitholders of Focus LLC would benefit from such accumulated cash balances if they exercise their exchange right.

        Pursuant to the Fourth Amended and Restated Focus LLC Agreement, Focus LLC will make generally pro rata cash distributions, or tax distributions, to the Focus LLC unitholders, including Focus Inc., in an amount generally intended to allow the Focus LLC unitholders to satisfy their respective income tax liabilities with respect to their allocable share of the income of Focus LLC, based on certain assumptions and conventions, provided that the distribution will be sufficient to allow Focus Inc. to satisfy its actual tax liabilities and to make payments under the Tax Receivable Agreements and any subsequent tax receivable agreements that it may enter into in connection with future acquisitions. Under applicable tax rules, Focus LLC is required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions will be made pro rata based on ownership and based on an assumed tax rate, Focus LLC will be required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes that Focus LLC would have paid if it were taxed on its net income at the assumed rate. The pro rata distribution amounts will also be increased to the extent necessary, if any, to ensure that the amount distributed to Focus Inc. is sufficient to enable Focus Inc. to pay its actual tax liabilities and any amounts payable under the Tax Receivable Agreements.

        Funds used by Focus LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions Focus LLC will be required to make may be substantial, and may exceed (as a percentage of Focus LLC's income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments may significantly exceed the actual tax liability for many of the Focus LLC unitholders.

        As a result of potential differences in the amount of net taxable income allocable to Focus Inc. and to the other Focus LLC unitholders, as well as the use of an assumed tax rate in calculating Focus LLC's tax distribution obligations, Focus Inc. may receive distributions significantly in excess of its tax liabilities and obligations to make payments under the Tax Receivable Agreements. If Focus Inc. retains such cash balances, the unitholders of Focus LLC would benefit from any value attributable to such accumulated cash balances as a result of their exercise of an exchange right. Focus Inc. intends to take steps to eliminate any material cash balances. Such steps could include distributing such cash balances as dividends on our Class A common stock, reinvesting such cash balances in Focus LLC for additional Focus LLC units (with an accompanying stock dividend with respect to our Class A common stock), and using such cash balances to effect buybacks of shares of our Class A common stock (with an accompanying conversion rate adjustment with respect to the exchange right).

Risks Related to Financing and Liquidity

         We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.

        At December 31, 2018, we had outstanding borrowings under the Credit Facility of approximately $839.0 million at stated value. Our ability to make scheduled payments on or to refinance our indebtedness, including the Credit Facility, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

        If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay acquisitions or partner firm-level acquisitions and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. The Credit Facility currently restricts our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations.

         Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

        The Credit Facility contains a number of customary covenants, including (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property and (v) declaring dividends or making other restricted payments.

        In addition, the Credit Facility requires us to maintain certain financial ratios. These restrictions may also limit our ability to obtain future financings, to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of acquisitions or other business opportunities that arise because of the limitations that the restrictive covenants under the Credit Facility impose on us.

        A breach of any covenant in the Credit Facility would result in a default under the applicable agreement after any applicable grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under the Credit Facility. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow on short notice sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

         Lack of liquidity or access to capital could impair our business and financial condition.

        Liquidity, or ready access to funds, is essential to our business. We expend significant resources investing in our business, particularly with respect to acquisition activity. As a result, reduced levels of liquidity could have a significant negative effect on us and our partner firms. Some potential conditions that could negatively affect our liquidity or that of our partner firms include: (i) illiquid or volatile markets, (ii) diminished access to debt or capital markets, (iii) unforeseen cash or capital requirements or (iv) regulatory penalties or fines or adverse legal settlements or judgments.

        The capital and credit markets continue to experience varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity. Without sufficient liquidity, we could be required to curtail our operations.

        In the event current resources are insufficient to satisfy our needs or the needs of our partner firms, we may need to rely on financing sources such as bank debt. The availability of additional financing will depend on a variety of factors such as: (i) market conditions, (ii) the general availability of credit, including the availability of credit to the financial services industry, (iii) our credit ratings and credit capacity and (iv) the possibility that lenders could develop a negative perception of our or their long- or short-term financial prospects if the level of business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating organizations take negative actions against us or our partner firms.

        Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our businesses. Such market conditions may limit our ability to generate revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, less effectively deploy such capital or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility.

Risks Related to Regulation and Litigation

         Our business is highly regulated.

        Our partner firms are subject to extensive regulation by various regulatory and self-regulatory authorities in the United States, the United Kingdom, Canada and Australia. In the United States, our partner firms are subject to regulation primarily at the federal level, including regulation by the SEC under the Advisers Act, by the DOL under ERISA, regulation of broker-dealers by the SEC and FINRA, state insurance regulations and state securities regulation. As a publicly traded company with listed equity securities, we are subject to the rules and regulations of the SEC and The NASDAQ Stock Market LLC ("NASDAQ").

        Providing investment advice to clients is regulated on both the federal and state level in the United States. Our partner firms are predominantly investment advisers registered with the SEC under the Advisers Act. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. The failure to comply with the Advisers Act could cause the SEC to institute proceedings and impose sanctions for violations, including censure or terminating their SEC registrations and could also result in litigation or reputational harm. In addition, our partner firms who are investment advisers are subject to notice filings and the anti-fraud rules of state securities regulators and individual advisers are subject to state registration in many instances under applicable state securities laws.

        The U.S. Office of Foreign Assets Control ("OFAC") has also issued regulations requiring that we and our partner firms refrain from doing business in certain countries or with certain organizations or individuals on a list maintained by the U.S. government. Our partner firms rely on custodians to ensure compliance with OFAC. A partner firm's failure to comply with applicable laws or regulations could result in fines, censure, suspension of personnel or other sanctions, including revocation of the registration of the partner firm as an RIA.

        Our partner firms also rely on exemptions from various requirements of the Securities Act of 1933, as amended (the "Securities Act"), the Exchange Act and ERISA. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, our partner firms could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected. To the extent any of our partner firms manage investment vehicles, those partner firms could also be subject to additional disclosure and compliance requirements, or in the case of some compliance violations, be prevented from managing such investment vehicles. These laws and regulations impose requirements, restrictions and limitations on our business, and compliance with these laws and regulations results in significant cost and expense. If our partner firms were to fail to comply with applicable laws, rules or regulations or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have an adverse effect on our stock price and result in increased costs even if our partner firms were found not to have violated such laws, rules or regulations. The failure of our partner firms to satisfy regulatory requirements could also result in the partner firms or us being subjected to civil liability, criminal liability or sanctions that might materially impact our business.

        Certain of our partner firms have affiliated SEC-registered broker-dealers. Broker-dealers and their personnel are regulated, to a large extent, by the SEC and self-regulatory organizations, principally FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, recordkeeping and the conduct of directors, officers, employees and representatives. Continued efforts by market regulators to increase transparency by requiring the disclosure of conflicts of interest have affected, and could continue to impact, our partner firms' disclosures and our business.

        Certain of our partner firms have affiliated insurance brokers. State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect certain partner firms who engage in the sale of insurance products through affiliated or unaffiliated entities. These supervisory agencies regulate many aspects of the insurance business, including the licensing of insurance brokers and agents and other insurance intermediaries, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents.

        Additionally, we and our partner firms are subject to various data privacy and cybersecurity laws designed to protect client and employee personally identifiable information. These laws and regulations are increasing in complexity and number which has resulted in greater compliance risk and cost for us. The unauthorized access, use, theft or destruction of client or employee personal, financial or other data could expose us to potential financial penalties and legal liability.

         Our international operations are subject to additional non-U.S. regulatory requirements.

        We have partner firms located in the United Kingdom, Canada and Australia. We may have partner firms located in other non-U.S. jurisdictions in the future. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any jurisdiction outside of the United States could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our reputation and operations and our partner firms in those jurisdictions. Regulators in jurisdictions outside of the United States could also change their policies or laws in a manner that might restrict or otherwise impede the ability of such partner firms to offer wealth management services in their respective markets, or they may be unable to keep up with, or adapt to, changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.

        In the future, we may further expand our business outside of the markets in which we currently operate in such a way or to such an extent that we may be required to register with additional foreign regulatory agencies or otherwise comply with additional non-U.S. laws and regulations that do not currently apply to us. Lack of compliance with any such non-U.S. laws and regulations may increase our risk of becoming party to litigation and subject to regulatory actions. We are also subject to the enhanced risk that our differentiated partnership model might not be enforceable in some non-U.S. jurisdictions.

         We and our partner firms are subject to anticorruption laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act (the "Bribery Act") and the Canadian Corruption of Foreign Public Officials Act (the "CFPOA"). Certain of our partner firms are also subject to anti-money laundering ("AML") laws in the United States, the United Kingdom, Canada and Australia and may be subject to other anti-corruption laws and AML laws, as well as sanctions laws and other laws governing our and our partner firms' operations, to the extent our business expands to other non-U.S. jurisdictions. If our partner firms fail to comply with these laws, they and we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our results of operations and financial condition.

        We continue to pursue investment opportunities outside of the United States. We and our partner firms are currently subject to anti-corruption laws, including the FCPA, the Bribery Act and the CFPOA. To the extent we expand our international operations to other non-U.S. jurisdictions, our prospective partner firms may be subject to additional anti-corruption laws that apply in countries where they are doing business. The FCPA, the Bribery Act, the CFPOA and other applicable anti-corruption laws generally prohibit our partner firms, employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Our partner firms may also participate in collaborations and relationships with third parties whose actions could potentially subject them to liability under the FCPA, the Bribery Act, the CFPOA or other jurisdictions' anti-corruption laws. In addition, we and our partner firms cannot predict the nature, scope or effect of future regulatory requirements to which their internal operations might be subject or the manner in which existing laws might be administered or interpreted.

        Our partner firms that are SEC-registered broker-dealers are also subject to AML laws and related compliance obligations under the USA PATRIOT Act and the Bank Secrecy Act ("BSA") that require that these partner firms maintain an AML compliance program covering certain of their business activities. While currently there are no AML laws and related compliance obligations with respect to the activities of RIAs, there have been proposals that, if adopted, would subject our partner firms that are RIAs to the requirements of the BSA. Our partner firms that conduct business in non-U.S. jurisdictions, such as the United Kingdom and Canada, are also subject to specific AML and counter terrorist financing requirements that require them to develop and maintain AML and counter terrorist financing policies and procedures.

        There is no assurance that we will be completely effective in ensuring our partner firms' compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act and the CFPOA and AML laws in the United States, the United Kingdom, Canada and Australia. If we or our partner firms are not in compliance with the FCPA, the Bribery Act, the CFPOA or other anti-corruption laws or AML laws, they may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our results of operations and financial condition. Likewise, any investigation of any potential violations of the FCPA, the Bribery Act, the CFPOA or other anti-corruption laws or AML laws by authorities in the United States, the United Kingdom, Canada, Australia or other jurisdictions where we conduct business could also have an adverse impact on our reputation, results of operations and financial condition.

         The regulatory environment in which our partner firms operate is subject to continuous change, and regulatory developments designed to increase oversight may adversely affect our business.

        The legislative and regulatory environment in which our partner firms operate has undergone significant changes in the recent past, including additional filings with the SEC required by investment advisory firms, which have resulted in increased costs to us. Regulatory review or the issuance of interpretations of existing laws and regulations may result in the enactment of new laws and regulations that could adversely affect our operations or our ability to conduct business profitably. We are unable to predict whether any such laws or regulations will be enacted and to what extent such laws and regulations would affect our business.

        In the United States, regulatory uncertainty continues to surround the Dodd-Frank Act, which represented a comprehensive overhaul of the financial services regulatory environment and requires federal agencies to implement numerous new rules, which may impose additional restrictions and limitations on our business as they are adopted. On April 18, 2018, the SEC proposed a package of rulemakings and interpretations that if adopted would impose a best interest standard of conduct for broker-dealers, require the delivery of a short-form disclosure document to retail investors, restrict the use of the term "adviser" or "advisor" by broker-dealers who are not also registered as investment advisers and clarify the SEC's views on the fiduciary duty that investment advisers owe to their clients. In the United Kingdom, our business may be impacted by financial services reform initiatives enacted or under consideration in the European Union or by the United Kingdom's withdrawal from the

European Union. In Australia, a Royal Commission issued a highly publicized report on February 1, 2019 following a 12-month inquiry of misconduct in the banking, superannuation and financial services industry. The report makes many recommendations that, if adopted into law or regulations, could impact our existing or any future Australian partner firms or investments. Compliance with these new laws and regulations may also result in increased compliance costs and expenses, and non-compliance may result in fines and penalties.

        We believe that significant regulatory changes in the wealth management industry are likely to continue, which is likely to subject industry participants to additional, more costly and generally more detailed regulation. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to our partner firms may adversely affect our business. Our continued ability to function in this environment will depend on our ability to monitor and promptly react to legislative and regulatory changes. Changes in laws or regulatory requirements, or the interpretation or application of such laws and regulatory requirements by regulatory authorities, can occur without notice and could have an adverse impact on our results of operations and financial condition.

         Our business is subject to risks related to legal proceedings and governmental inquiries.

        Our business is subject to litigation, regulatory investigations and claims arising in the normal course of operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time.

        Our partner firms depend to a large extent on their network of relationships and on their reputation to attract and retain clients. The principals and other wealth management professionals at our partner firms make investment decisions on behalf of clients that could result in substantial losses. If clients suffer significant losses, or are otherwise dissatisfied with wealth management services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of contract, unjust enrichment and/or fraud. Moreover, our partner firms are predominantly RIAs and have a legal obligation to operate under the fiduciary standard, a heightened standard as compared to the client suitability standard of conduct applicable to broker-dealers. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced.

        Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, we could be required to pay fines, damages and other costs, perhaps in material amounts. Regardless of final costs, these matters could have an adverse effect on our business by exposing us to negative publicity, reputational damage, harm to our partner firms' client relationships or diversion of personnel and management resources.

         Principal or employee misconduct could expose us to significant legal liability and reputational harm.

        We are vulnerable to reputational harm because our partner firms operate in an industry in which personal relationships, integrity and the confidence of clients are of critical importance. The principals and employees at our partner firms could engage in misconduct that adversely affects our business. For example, if a principal or employee were to engage in illegal or suspicious activities, a partner firm could be subject to regulatory sanctions and we could suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), our financial position, our partner firms' client relationships and their ability to attract new clients.

        The wealth management business often requires that we deal with confidential information. If principals or employees at our partner firms were to improperly use or disclose this information, even if inadvertently, we or our partner firms could be subject to legal action and suffer serious harm to our reputation, financial position and current and future business relationships or those of our partner firms. It is not always possible to deter misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by principals or employees at our partner firms, or even unsubstantiated allegations of misconduct, could result in an adverse effect on our reputation and our business.

         Failure to properly disclose conflicts of interest and comply with fiduciary duty requirements could harm our reputation, business and results of operations.

        Some of our partner firms have affiliated SEC-registered broker-dealers and affiliated insurance brokers. Certain of our partner firms also have compensation arrangements pursuant to which they receive payments based on client assets invested in certain third-party mutual funds. Such arrangements allow a partner firm to receive payments from multiple parties based on the same client asset and can incentivize a partner firm to act in a manner contrary to the best interests of its clients. As investment advisers subject to a legal obligation to operate under the fiduciary standard, these partner firms must fully disclose any conflicts between their interests and those of their clients. The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and our partner firms have implemented policies and procedures to mitigate conflicts of interest. However, if our partner firms fail to fully disclose conflicts of interest or if their policies and procedures are not effective, they could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our reputation, business and results of operations.

         Acquisitions of newly established RIA firms formed by teams of wealth management professionals formerly employed at traditional brokerages and wirehouses expose us to litigation risk.

        As part of the Focus Independence program, we have to date, with limited exceptions acquired substantially all of the assets of new RIA firms formed by teams of wealth management professionals formerly employed at traditional brokerages and wirehouses. These acquisitions may expose us to the risk of legal actions alleging misappropriation of confidential information, including client information, unfair competition, breach of contract and tortious interference with contracts between the lift out wealth management teams and the brokerage or wirehouse. Additionally, in November 2017 two larger brokerage firms withdrew from an industry agreement known as the Protocol for Broker Recruiting or the "Broker Protocol." These withdrawals, and any additional withdrawals by signatories to the Broker Protocol, may increase the potential for such legal actions. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. We may incur significant legal expenses in defending against litigation commenced by a brokerage or wirehouse. Substantial legal liability could have an adverse effect on our business, results of operations or financial condition or cause significant reputational harm to us.

         In the event of a change of control of our company, we may be required to obtain the consent of our partner firms' advisory clients to the change of control, and any failure to obtain these consents could adversely affect our results of operations, financial condition or business.

        As required by the Advisers Act, the investment advisory agreements entered into by our investment adviser subsidiaries provide that an "assignment" of the agreement may not be made without the client's consent. Under the Investment Company Act of 1940 (the "Investment Company Act"), advisory agreements with registered funds provide that they terminate automatically upon "assignment" and the board of directors and the shareholders of the registered fund must approve a new agreement for advisory services to continue. Under both the Advisers Act and the Investment Company Act, a change of ownership may constitute such an "assignment" if it is a change of control. For example, under certain circumstances, an assignment may be deemed to occur if a controlling block of voting securities is transferred, if any party acquires control, or, in certain circumstances, if a controlling party gives up control. Under the Investment Company Act, a 25% voting interest is presumed to constitute control. An assignment or a change of control could be deemed to occur in the future if we, or one of our investment adviser subsidiaries, were to gain or lose a controlling person, or in other situations that may depend significantly on facts and circumstances. In any such case we would seek to obtain the consent of our advisory clients, including any funds, to the assignment. To the extent of any failure to obtain these consents, our results of operations, financial condition or business could be adversely affected.

Risks Related to Our Class A Common Stock, Ownership and Governance

         An active, liquid and orderly trading market for our Class A common stock may not be maintained, and our stock price may be volatile.

        Prior to July 2018, our Class A common stock was not traded on any market. An active, liquid and orderly trading market for our Class A common stock may not be maintained. Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors' purchase and sale orders. The market price of our Class A common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our Class A common stock, you could lose a substantial part or all of your investment in our Class A common stock.

         Investment vehicles affiliated with our private equity investors own a substantial percentage of the voting power of our common stock.

        Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. As of March 25, 2019, investment vehicles affiliated with Stone Point Capital LLC (together with its affiliates, "Stone Point") and Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, "KKR" or, together with Stone Point, the "PE Holders") collectively owned approximately 35.6% of our Class A common stock (representing 35.6% of the economic interest and 24.0% of the voting power) and 63.3% of our Class B common stock (representing 0% of the economic interest and 20.6% of the voting power).

        Although the PE Holders are entitled to act separately in their own respective interests with respect to their stock in us, they together hold almost enough voting power to elect all of the members of our board of directors, and thereby to control our management and affairs. Additionally, the PE Holders have the right to nominate an aggregate of three members of our board of directors for so long as they maintain certain ownership stakes. The PE Holders are likely able to determine the outcome of all matters requiring shareholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company. The existence of significant shareholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company.

        Moreover, this concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of our company.

         The interests of the PE Holders may differ from those of our public shareholders.

        So long as the PE Holders continue to control a significant amount of our common stock, they will continue to be able to strongly influence all matters requiring shareholder approval, regardless of whether or not other shareholders believe that a potential transaction is in their own best interests. In any of these matters, the interests of the PE Holders (including their interests, if any, as TRA holders) may differ or conflict with the interests of our other shareholders. For example, the PE Holders may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreements, and whether and when Focus Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder; provided that any decision to terminate the Tax Receivable Agreements and accelerate the obligations thereunder would also require the approval of a majority of the disinterested directors of Focus Inc. In addition, the structuring of future transactions may take into consideration the PE Holders' tax or other considerations even where no similar benefit would accrue to us. See "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreements."

         Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock.

        Our certificate of incorporation authorizes our board of directors to issue one or more classes or series of preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include super voting, special approval, dividend, repurchase rights, liquidation preferences or other rights or preferences superior to the rights of the holders of Class A common stock. The terms of one or more classes or series of preferred stock could adversely impact the value or our Class A common stock. Furthermore, if our board of directors elects to issue preferred stock it could be more difficult for a third party to acquire us. For example, our board of directors may grant holders of preferred stock the right to elect some number of our directors in all events or upon the occurrence of specified events or the right to veto specified transactions.

        In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders, including: (i) prohibiting us from engaging in any business combination with any interested shareholder for a period of three years following the time that the shareholder became an interested shareholder, subject to certain exceptions, (ii) establishing advance notice provisions with regard to shareholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our shareholders, (iii) providing that the authorized number of directors may be changed only by resolution of the board of directors, (iv) providing that all vacancies in our board of directors may, except as otherwise be required, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, (v) providing that our amended and restated certificate of incorporation and amended and restated bylaws may be amended by the affirmative vote of the holders of at least two-thirds of our then outstanding voting stock, (vi) providing for our board of directors to be divided into three classes of directors, (vii) providing that our amended and restated bylaws can be amended by the board of directors, (viii) limitations on the ability of shareholders to call special meetings, (ix) limitations on the ability of shareholders to act by written consent, (x) requiring the affirmative vote of the holders of a majority of the voting stock held by affiliates of Stone Point and KKR, for so long as they collectively own at least 25% of our outstanding voting stock, to amend, alter, repeal or rescind the certain provisions in our amended and restated certificate of incorporation and (xi) renouncing any reasonable expectancy interest that we have in, or right to be offered an opportunity to participate in, any corporate or business opportunities that are from time to time presented to Stone Point, KKR, directors affiliated with these parties and their respective affiliates.

        In addition, certain change of control events have the effect of accelerating the payments due under the Tax Receivable Agreements, which could result in a substantial, immediate lump-sum payment that could serve as a disincentive to a potential acquirer of us, please see "Risks Related to Our Structure—In certain cases, payments under the Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits, if any, realized in respect of the tax attributes subject to the Tax Receivable Agreements."

         Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

        Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, agents or trustees to us or our shareholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware General Corporation Law (the "DGCL"), our amended and restated certificate of incorporation or our bylaws or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a shareholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our results of operations and financial condition.

         Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

        Our amended and restated certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. Our amended and restated bylaws also permit us to purchase insurance on behalf of any officer, director, employee or other agent for any liability arising out of that person's actions as our officer, director, employee or agent, regardless of whether Delaware law would permit indemnification. We entered into indemnification agreements with each of our directors and officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liability that may arise by reason of their service to us and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

        In addition, our amended and restated certificate of incorporation limits the liability of our directors for monetary damages for breach of their fiduciary duty as directors, except for liability that cannot be eliminated under the DGCL. Delaware law provides that directors of a company will not be personally liable for monetary damages for breach of their fiduciary duty as directors, except for liabilities:

  •
  for any breach of their duty of loyalty to us or our shareholders;

  •
  for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

  •
  for unlawful payment of dividend or unlawful stock repurchase or redemption, as provided under Section 174 of the DGCL; or

  •
  for any transaction from which the director derived an improper personal benefit.

        The above limitations on liability and our indemnification obligations limit the personal liability of our directors and officers for monetary damages for breach of their fiduciary duty as directors by shifting the burden of such losses and expenses to us. Certain liabilities or expenses covered by our indemnification obligations may not be covered by our directors' and officers' liability insurance or the coverage limitation amounts may be exceeded. As a result, any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

         We do not have any current plans to pay dividends on our Class A common stock. Consequently, your only opportunity to achieve a return on your investment in our Class A common stock is if the price of our Class A common stock appreciates.

        We do not have any current plans to declare dividends on shares of our Class A common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in our Class A common stock will be if you sell your shares of Class A common stock at a price greater than you may pay for them. There is no guarantee that the price of our Class A common stock will ever exceed the price that you may pay for them.

         Future sales of our Class A common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

        Unitholders of Focus LLC (other than Focus Inc. and any of its subsidiaries) may receive shares of our Class A common stock pursuant to the exercise of an exchange right or the call right and then sell those shares of Class A common stock. Additionally, we may issue additional shares of Class A common stock or convertible securities in subsequent offerings or as consideration for future acquisitions. As of March 25, 2019, we had 46,675,183 outstanding shares of Class A common stock. Except as otherwise permitted by the Fourth Amended and Restated Focus LLC Agreement, Focus LLC unitholders are only permitted to exercise their exchange rights on quarterly exchange dates and only with respect to up to one-twelfth of the units held by them at the closing of the IPO, with an ability to carry forward unused exchange rights to subsequent exchange dates. The foregoing volume restrictions apply to the PE Holders as an aggregate limitation on their ability to sell Focus LLC units or the shares of Class A common stock received in connection with the Reorganization Transactions. The PE Holders and all Focus LLC unitholders are parties to a registration rights agreement with us that requires us to effect the registration of their shares of Class A common stock in certain circumstances, without being subject to the preceding limitations.

        We have 6,600,000 shares of our Class A common stock issued or reserved for issuance under our equity incentive plan. Subject to the satisfaction of vesting conditions, shares registered under our registration statement on Form S-8 are available for resale in the public market without restriction.

        We cannot predict the size of future issuances of our Class A common stock or securities convertible into Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A common stock.

         We have and may in the future finance acquisitions of partner firms by issuing equity securities that could be dilutive to shareholders.

        We have and may in the future finance acquisitions through the issuance of equity securities, including Focus LLC common units and our Class A common stock. Acquisitions financed with the issuance of Focus LLC common units could significantly reduce our percentage ownership of Focus LLC. Furthermore, the new holders of Focus LLC common units may receive shares of our Class A common stock pursuant to the exercise of an exchange right or the call right, which could impact shareholders.

        Acquisitions financed with the issuance of our Class A common stock could be dilutive to the share value and voting power of our existing Class A common stock, which could affect the market price of our Class A common stock.

         For as long as we are an emerging growth company, we are not required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

        We are classified as an "emerging growth company" under the Jumpstart Our Business Startups Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to, among other things, (i) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (United States) requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosure regarding executive compensation required of larger public companies or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A common stock held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period.

        To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our Class A common stock to be less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Item 1B    Unresolved Staff Comments

        Not applicable

Item 2    Properties

        We and our partner firms conduct our operations using leased office facilities. While we believe we have suitable office space currently, we will continue to evaluate our office space requirements and will complement these facilities as necessary.

        Our current corporate headquarters are located at 825 Third Avenue, New York, New York, where we occupy approximately 16,900 square feet of space under subleases, the terms of which expire in

April 2019. In addition, each of our partner firms leases office space in the city or cities in which it conducts business.

        We have entered into a new lease at 875 Third Avenue, New York, New York that will serve as our new corporate headquarters, where we will occupy approximately 29,700 square feet, the terms of which expire in 2035.

Item 3    Legal Proceedings

        We are, from time to time, involved in various legal claims and regulatory matters arising out of our operations in the normal course of business. After consultation with legal counsel, we do not believe that the resolutions of any such matters we are currently involved in, individually or in the aggregate, will have a material adverse impact on our consolidated financial statements. However, we can provide no assurance that any pending or future matters will not have a material effect on our financial condition, results of operations or cash flows in future reporting periods.

        From time to time, our partner firms receive requests for information from governmental authorities regarding business activities. We have cooperated and will continue to cooperate fully with all governmental agencies. We continue to believe that the resolution of any governmental inquiry will not have a material impact on our financial condition, results of operations or cash flows.

Item 4    Mine Safety Disclosures

        Not applicable

PART II

Item 5    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our Class A common stock began trading on the Nasdaq Global Select Market under the symbol "FOCS" on July 26, 2018. Prior to that, there was no public market for our Class A common stock.

        As of March 25, 2019, we had approximately 130 holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in "street" name.

        There is no public market for our Class B common stock. As of March 25, 2019, we had 33 holders of record of our Class B common stock.

Dividends

        We do not have any current plans to declare dividends on shares of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, the Credit Facility contains certain restrictions on our ability to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in "Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" contained herein.

Recent Sales of Unregistered Securities

        Since the date our IPO, we issued an aggregate of 323,607 Focus LLC common units and a corresponding number of shares of our Class B common stock as consideration for acquisitions consummated during this period and as earn out payments for a previously consummated acquisition. Such Focus LLC common units had an aggregate value at the respective times of issuance of approximately $13.5 million.

        Since the date of our IPO, we issued an aggregate of 403,712 shares of our Class A common stock and retired 254,441 shares of our Class B common stock and 217,730 incentive units in Focus LLC and acquired 254,441 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

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

        On November 30, 2018, we issued 3,736,252 shares of our Class A common stock in connection with the completion of our acquisition of Loring Ward Holdings Inc. as previously reported on the Company's Form 8-K filed on December 6, 2018. The issuance of such securities was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506(b) of Regulation D thereunder.

Item 6    Selected Financial Data

        Focus Inc. was formed in July 2015 and did not have any historical financial or operating results prior to the IPO. Following the IPO, Focus Inc. became the sole managing member of Focus LLC. As a result, Focus Inc. consolidates the financial results of Focus LLC and its subsidiaries. For periods prior to the completion of the IPO, the accompanying consolidated financial statements reflect the historical financial position and results of operations of Focus LLC, our predecessor.

        You should read the following table in conjunction with "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements included in "Part II, Item 8, Financial Statements and Supplementary Data."

	Focus Financial Partners, LLC				Focus Financial Partners Inc.
	Year Ended December 31,
	2014	2015	2016	2017	2018
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$325,574	$382,347	$485,444	$662,887	$910,880
Operating expenses	304,549	361,030	447,161	657,134	866,446

Income from operations	21,025	21,317	38,283	5,753	44,434

Other expense, net	(8,817)	(11,347)	(21,580)	(55,613)	(76,071)
Income (loss) before income tax	12,208	9,970	16,703	(49,860)	(31,637)
Income tax expense (benefit)	212	649	981	(1,501)	9,450

Net income (loss)	$11,996	$9,321	$15,722	$(48,359)	$(41,087)

Non-controlling interest					40,497

Net loss attributable to common shareholders					$(590)

Loss per share of Class A common stock:
Basic					$(0.01)

Diluted					$(0.01)

Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$9,086	$15,499	$16,508	$51,455	$33,213
Total assets	404,467	550,670	752,941	1,234,837	1,937,778
Total liabilities	257,130	418,871	562,339	1,148,749	1,125,258
Total mezzanine equity	369,574	405,347	452,485	864,749	—
Total deficit/equity	(222,237)	(273,548)	(261,883)	(778,661)	812,520
Other Financial Data:
Revenue Metrics:
Revenue growth(1) from prior period	21.1%	17.4%	27.0%	36.6%	37.4%
Organic revenue growth(2) from prior period	14.2%	5.5%	5.2%	13.4%	13.0%
Management Fees Metrics (operating expense):
Management fees growth(3) from prior period	21.7%	13.4%	28.0%	42.5%	42.2%
Organic management fees growth(4) from prior period	16.9%	1.9%	3.6%	23.0%	14.3%
Adjusted EBITDA Metrics:
Adjusted EBITDA(5)	$67,755	$75,442	$103,038	$145,226	$203,402
Adjusted EBITDA growth(5) from prior period	21.6%	11.3%	36.6%	40.9%	40.1%

	Focus Financial Partners, LLC				Focus Financial Partners Inc.
	Year Ended December 31,
	2014	2015	2016	2017	2018
	(in thousands, except per share data)
Adjusted Net Income Metrics:
Adjusted Net Income(5)(6)	$46,704	$52,273	$68,569	$86,701	$125,348
Adjusted Net Income growth(5)(6) from prior period	21.1%	11.9%	31.2%	26.4%	44.6%
Adjusted Net Income Per Share Metrics:
Adjusted Net Income Per Share(5)(6)	$0.65	$0.73	$0.95	$1.21	$1.74
Adjusted Net Income Per Share growth(5)(6) from prior period	21.1%	11.9%	31.2%	26.4%	43.8%
Other Metrics:
Acquired Base Earnings(7)	$5,327	$15,586	$23,217	$44,191	$37,750
Number of partner firms at period end(8)	30	36	42	51	58

(1)
Represents period-over-period growth in our GAAP revenue.

(2)
Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a "same store" basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.

(3)
The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.

(4)
Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a "same store" basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.

(5)
Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Share are non-GAAP financial measures. For definitions of Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Share and reconciliations to our most directly comparable financial measure calculated and presented in accordance with GAAP, please read "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Business."

(6)
For periods ended prior to the closing of the IPO and the consummation of the Reorganization Transactions on July 30, 2018, certain tax related adjustments are made and Adjusted Shares Outstanding of 71,843,916 are deemed to be outstanding for comparative purposes only.

(7)
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

(8)
Represents the number of partner firms on the last day of the period presented. The number includes new partner firms acquired during the period reduced by any partner firms that merged with existing partner firms prior to the last day of the period.

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read this discussion and analysis of our financial condition and results of operations in conjunction with "Part II, Item 6, Selected Financial Data" and the historical financial statements and related notes included elsewhere in this Annual Report. The information in this section contains forward-looking statements. Please read "Cautionary Statement Regarding Forward-Looking Statements." Our actual results may differ significantly from the results suggested by these forward-looking statements and from our historical results. Some factors that may cause our results to differ are described in "Part I, Item 1A, Risk Factors." The historical financial data discussed below reflects the historical results of operations and financial position of Focus Inc., including consolidation of its investment in Focus LLC, since July 30, 2018. Prior to July 30, 2018, the closing date of the IPO, the historical financial data discussed below represents the historical results of operations and financial position of Focus LLC.

Overview

        We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented RIA industry, with a footprint of 60 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving RIA consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating in a scaled business model with aligned interests, while retaining their entrepreneurial culture and independence.

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

        Since we began revenue-generating and acquisition activities in 2006, we have created a partnership of 60 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues of $910.9 million for the year ended December 31, 2018. For the year ended December 31, 2018, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into the United Kingdom, Canada and Australia.

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

	Year Ended December 31,
	2016		2017		2018
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
	(in thousands)
Wealth management fees	$438,794	90.4%	$617,124	93.1%	$853,033	93.6%
Other	46,650	9.6%	45,763	6.9%	57,847	6.4%

Total revenues	$485,444	100.0%	$662,887	100.0%	$910,880	100.0%

        During the years ended December 31, 2016, 2017 and 2018, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices and customer lists by our existing partner firms. In 2016, 2017 and 2018, we completed acquisitions of six, ten and eight partner firms, respectively. In 2016, the new partner firms were Douglas Lane & Associates, Kovitz Investment Group Partners, Waddell & Associates, Carnick & Kubik Group, GYL Financial Synergies and XML Financial Group. In 2017, the new partner firms were Crestwood Advisors, CFO4Life, One Charles Private Wealth, Bordeaux Wealth Advisors, Gelfand, Rennert & Feldman, Lake Street Advisors, Financial Professionals, SCS Financial Services, Brownlie & Braden and Eton Advisors. In 2018, the new partner firms were Cornerstone Wealth, Fortem Financial, Bartlett Wealth Management, Campbell Deegan Financial, Nigro Karlin Segal Feldstein & Bolno, Asset Advisors Investment Management, Edge Capital Group and Vista Wealth Management.

        In 2016, 2017 and 2018, our partner firms completed 12, 15 and 17 transactions, respectively, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification ("ASC") Topic 805: Business Combinations and asset acquisitions.

        See Note 5 to our consolidated financial statements for additional information about our acquisitions.

        For the year ended December 31, 2018, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms' wealth management fees are primarily based either on a contractual percentage of the client's assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Because of the variety of billing practices across our partner firms, there is no direct correlation between short-term financial market movements and total revenues. Additionally, we estimate that approximately 23% of our revenues for the year ended December 31, 2018 were not directly correlated to the financial markets. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship. For example, during 2016, 2017 and 2018, the Standard & Poor's 500 Index had a total return of 12.0%, 21.8% and (4.4)%, respectively, and the Barclays U.S. Aggregate Bond Index had a total return for the same periods of 2.6%, 3.5% and 0.0%, respectively. By comparison, for the same periods our organic revenue growth was 5.2%, 13.4% and 13.0%, respectively. For additional information, please read "—How We Evaluate our Business."

Operating Expenses

        Our operating expenses consist of compensation and related expenses, management fees, selling, general and administrative expenses, intangible amortization, non-cash changes in fair value of estimated contingent consideration and depreciation and other amortization expense.

  Compensation and Related Expenses

        Compensation and related expenses include salaries, wages, related employee benefits and taxes for employees at our partner firms and employees at the Focus LLC company level. Compensation and related expenses also include non-cash compensation expense, associated with both Focus Inc.'s and Focus LLC's equity grants to employees and non-employees, including management company principals.

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

	Projected Revenues	+10% Growth in Revenues	–10% Growth in Revenues
	(in thousands)
New Partner Firm
New partner firm revenues	$5,000	$5,500	$4,500
Less:
Operating expenses (excluding management fees)	(2,000)	(2,000)	(2,000)

EBPC	$3,000	$3,500	$2,500
Base Earnings to Focus Inc. (60%)	1,800	1,800	1,800
Management fees to management company (40%)	1,200	1,200	700
EBPC in excess of Target Earnings:
To Focus Inc. (60%)	—	300	—
To management company as management fees (40%)	—	200	—
Focus Inc.
Focus Inc. revenues	$5,000	$5,500	$4,500
Less:
Operating expenses (excluding management fees)	(2,000)	(2,000)	(2,000)
Less:
Management fees to management company	(1,200)	(1,400)	(700)

Operating income	$1,800	$2,100	$1,800

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

  Non-Cash Changes in Fair Value of Estimated Contingent Consideration

        We have typically incorporated into our acquisition structure contingent consideration paid to the sellers upon the satisfaction of specified financial thresholds, and the purchase price for a typical acquisition is comprised of a base purchase price and the right to receive such contingent consideration in the form of earn out payments. The contingent consideration is paid upon the satisfaction of specified growth thresholds typically over a six-year period. This arrangement may result in the payment of additional purchase price consideration to the sellers for periods following the closing of an acquisition. The growth thresholds are typically tied to CAGR of the partner firm's earnings. Earn out payments are typically payable in cash and, in some cases, equity.

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

Business Acquisitions

        We completed 12, 23 and 19 business acquisitions during the years ended December 31, 2016, 2017 and 2018, respectively, consisting of both new partner firms and acquisitions by our partner firms. Such business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations.

        The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The base purchase price typically consists of an upfront cash payment and may include equity. The contingent consideration generally consists of earn outs over a six year period following the closing, with payment upon the satisfaction of specified growth thresholds. The growth thresholds are typically tied to the CAGR of the partner firm's earnings. The contingent consideration is typically payable in cash and, in some cases, equity.

        The following table summarizes our business acquisitions for the years ended December 31, 2016, 2017 and 2018 (dollars in thousands):

	2016	2017	2018
Number of business acquisitions closed	12	23	19
Consideration:
Cash due at closing and option premium	$163,067	$362,524	$408,478
Cash due subsequent to closing at net present value and estimated working capital adjustment	1,379	188	39,134
Fair market value of Focus LLC common units issued	43,788	64,728	51,456
Fair market value of Class A common stock issued	—	—	112,461
Fair market value of estimated contingent consideration	12,620	37,551	42,086

Total consideration	$220,854	$464,991	$653,615

        In addition, we completed six, two and six acquisitions during the years ended December 31, 2016, 2017 and 2018, respectively, that did not meet the definition of a business under ASC Topic 805: Business Combinations. These acquisitions primarily related to the acquisition of customer lists.

        Substantially all of our acquisitions have been paid for with a combination of cash flow from operations, proceeds from the IPO, proceeds from borrowings under the Credit Facility and equity, valued at the then-fair market value.

Recent Developments

        From January 1, 2019 to the date of this Annual Report, we completed 12 business acquisitions (accounted for in accordance with ASC Topic 805: Business Combinations) consisting of both new partner firms and acquisitions by our partner firms. The Acquired Base Earnings associated with the acquisition of the new partner firms during this period was approximately $11.9 million. Furthermore, we have signed definitive purchase agreements to acquire an additional two new partner firms with associated Acquired Base Earnings of approximately $6.3 million. Each of these pending transactions is generally on terms and in a structure consistent with past transactions, and the closings are subject to customary closing conditions. Among other risks and uncertainties, there can be no guarantee that these acquisitions will be completed. For additional information regarding Acquired Base Earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquired Base Earnings."

How We Evaluate Our Business

        We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the years ended December 31, 2016, 2017 and 2018 include the following:

	Year Ended December 31,
	2016	2017	2018
	(in thousands, except per share data)
Revenue Metrics:
Revenues	$485,444	$662,887	$910,880
Revenue growth(1) from prior period	27.0%	36.6%	37.4%
Organic revenue growth(2) from prior period	5.2%	13.4%	13.0%
Management Fees Metrics (operating expense):
Management fees	$114,846	$163,617	$232,703
Management fees growth(3) from prior period	28.0%	42.5%	42.2%
Organic management fees growth(4) from prior period	3.6%	23.0%	14.3%
Adjusted EBITDA Metrics:
Adjusted EBITDA(5)	$103,038	$145,226	$203,402
Adjusted EBITDA growth(5) from prior period	36.6%	40.9%	40.1%
Adjusted Net Income Metrics:
Adjusted Net Income(5)	$68,569	$86,701	$125,348
Adjusted Net Income growth(5) from prior period	31.2%	26.4%	44.6%
Adjusted Net Income Per Share Metrics:
Adjusted Net Income Per Share(5)	$0.95	$1.21	$1.74
Adjusted Net Income Per Share growth(5) from prior period	31.2%	26.4%	43.8%
Adjusted Shares Outstanding(5)	71,843,916	71,843,916	71,960,540
Other Metrics:
Acquired Base Earnings(6)	$23,217	$44,191	$37,750
Number of partner firms at period end(7)	42	51	58

(1)
Represents period-over-period growth in our GAAP revenue.

(2)
Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a "same store" basis exclusive of the effect of the partial results of partner firms that are acquired during the comparable periods.

(3)
The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.

(4)
Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a "same store" basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.

(5)
For additional information regarding Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Share to the most directly comparable GAAP financial measure, please read "—Adjusted EBITDA" and "—Adjusted Net Income and Adjusted Net Income Per Share."

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

        Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2016, 2017 and 2018:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Net income (loss)	$15,722	$(48,359)	$(41,087)
Interest income	(88)	(222)	(1,266)
Interest expense	21,327	41,861	56,448
Income tax expense (benefit)	981	(1,501)	9,450
Amortization of debt financing costs	2,482	4,084	3,498
Intangible amortization	50,942	64,367	90,381
Depreciation and other amortization	5,680	6,686	8,370
Non-cash equity compensation expense	8,520	34,879	44,468
Non-cash changes in fair value of estimated contingent consideration	(1,143)	22,294	6,638
Gain on sale of investment	—	—	(5,509)
Loss on extinguishment of borrowings	—	8,106	21,071
Other expense (income), net	(1,385)	3,191	2,350
Delayed offering cost expense	—	9,840	—
Other one-time transaction expenses	—	—	8,590

Adjusted EBITDA	$103,038	$145,226	$203,402

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

        Adjusted Net Income Per Share for the year ended December 31, 2018 is calculated by dividing Adjusted Net Income by the Adjusted Shares Outstanding. Adjusted Shares Outstanding for the year ended December 31, 2018 includes: (i) the weighted average shares of Class A common stock outstanding during the period, (ii) the weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock outstanding during the period, (iii) the weighted average number of Focus LLC common units outstanding during the period (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock) and (iv) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the period based on the closing price of our Class A common stock on the last trading day of the period (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

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

        Set forth below is a reconciliation of net income (loss) to Adjusted Net Income and Adjusted Net Income Per Share for the years ended December 31, 2016, 2017 and 2018:

	Year Ended December 31,
	2016	2017	2018
	(in thousands, except share and per share data)
Net income (loss)	$15,722	$(48,359)	$(41,087)
Income tax expense (benefit)	981	(1,501)	9,450
Amortization of debt financing costs	2,482	4,084	3,498
Intangible amortization	50,942	64,367	90,381
Non-cash equity compensation expense	8,520	34,879	44,468
Non-cash changes in fair value of estimated contingent consideration	(1,143)	22,294	6,638
Gain on sale of investment	—	—	(5,509)
Loss on extinguishment of borrowings	—	8,106	21,071
Delayed offering cost expense	—	9,840	—
Other one-time transaction expenses(1)	—	2,843	11,529

Subtotal	77,504	96,553	140,439
Pro forma income tax expense (27%)(2)	(20,926)	(26,069)	(37,919)
Tax Adjustments(2)(3)	11,991	16,217	22,828

Adjusted Net Income	$68,569	$86,701	$125,348

Adjusted Shares Outstanding(4)	71,843,916	71,843,916	71,960,540
Adjusted Net Income Per Share	$0.95	$1.21	$1.74

Calculation of Adjusted Shares Outstanding(4):
Weighted average shares of Class A common stock outstanding—basic(5)	—	—	43,122,782

Adjustments:
Shares of Class A common stock issued in connection with the IPO and Reorganization Transactions(6)	42,529,651	42,529,651	—
Weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock(7)	—	—	102,549
Weighted average Focus LLC common units outstanding(8)	22,499,665	22,499,665	22,630,668
Weighted average common unit equivalent of Focus LLC incentive units outstanding(9)	6,814,600	6,814,600	6,104,541

Adjusted Shares Outstanding(4)	71,843,916	71,843,916	71,960,540

(1)
In 2018, primarily relates to one-time expenses related to (a) Q4 2018 Loring Ward severance cash compensation of $507, which was recorded in compensation and related expenses, and Q3 2018 IPO and Reorganization Transaction cash compensation expenses of $5,926, which were recorded in compensation and related expenses, (b) transaction expenses of $1,762, which were recorded in selling, general and administrative expenses, associated with the acquisition of Loring Ward, of which $1,114 were incurred in Q4 2018 and $648 were incurred in Q3 2018 and (c) Q4 2018 other expenses, net of $2,373, which were recorded in other (expense) income-net, primarily related to the loss on sale of a tax customer list and related receivables. In 2017, relates to one-time transaction expenses, which were recorded in other (expense) income-net, related to insurance fees associated with the investment by our private equity investors.

(2)
For periods ended prior to the closing of the IPO and the consummation of the Reorganization Transactions on July 30, 2018, certain tax related adjustments are being made for comparative purposes only.

(3)
As of December 31, 2018, the estimated tax adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% tax rate for the next 12 months is approximately $25,171.

(4)
For periods ended prior to the closing of the IPO and the consummation of the Reorganization Transactions on July 30, 2018, the Adjusted Shares Outstanding are deemed to be outstanding for comparative purposes only.

(5)
Represents our GAAP weighted average Class A common stock outstanding—basic.

(6)
The issuance of Class A common stock that occurred upon closing of the IPO and the consummation of the Reorganization Transactions on July 30, 2018 is assumed to have occurred as of January 1, 2016 for comparative purposes.

(7)
The incremental shares for the year ended December 31, 2018 related to stock options and unvested Class A common stock as calculated using the treasury stock method were not included in the calculation of weighted average shares of Class A common stock—diluted as the result would have been anti-dilutive.

(8)
Assumes that 100% of the Focus LLC common units were exchanged for Class A common stock.

(9)
Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock. For the periods ending prior to July 30, 2018, the conversion to Focus LLC common units was based on the $33.00 IPO price.

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

Results of Operations

  Year Ended December 31, 2016 Compared to Year Ended December 31, 2017

        The following discussion presents an analysis of our results of operations for the years ended December 31, 2016 and 2017. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
	2016	2017	$ Change	% Change
	(in thousands)
Revenues:
Wealth management fees	$438,794	$617,124	$178,330	40.6%
Other	46,650	45,763	(887)	(1.9)%

Total revenues	485,444	662,887	177,443	36.6%

Operating expenses:
Compensation and related expenses	178,193	265,555	87,362	49.0%
Management fees	114,846	163,617	48,771	42.5%
Selling, general and administrative	98,643	134,615	35,972	36.5%
Intangible amortization	50,942	64,367	13,425	26.4%
Non-cash changes in fair value of estimated contingent consideration	(1,143)	22,294	23,437	*
Depreciation and other amortization	5,680	6,686	1,006	17.7%

Total operating expenses	447,161	657,134	209,973	47.0%

Income from operations	38,283	5,753	(32,530)	(85.0)%

Other income (expense):
Interest income	88	222	134	152.3%
Interest expense	(21,327)	(41,861)	(20,534)	(96.3)%
Amortization of debt financing costs	(2,482)	(4,084)	(1,602)	(64.5)%
Loss on extinguishment of borrowings	—	(8,106)	(8,106)	*
Other income (expense)—net	1,385	(3,191)	(4,576)	(330.4)%
Income from equity method investments	756	1,407	651	86.1%

Total other expense—net	(21,580)	(55,613)	(34,033)	(157.7)%

Income (loss) before income tax	16,703	(49,860)	(66,563)	(398.5)%
Income tax expense (benefit)	981	(1,501)	(2,482)	(253.0)%

Net income (loss)	$15,722	$(48,359)	$(64,081)	(407.6)%

*
Not meaningful

  Revenues

        Wealth management fees increased $178.3 million, or 40.6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. New partner firms added during the year ended December 31, 2017 were Crestwood Advisors, CFO4Life, One Charles Private Wealth, Bordeaux Wealth Advisors, Gelfand Rennert & Feldman, Lake Street Advisors, Financial Professionals, SCS Financial Services, Brownlie & Braden and Eton Advisors. These new partner firms contributed approximately $102.5 million in revenue during the year ended December 31, 2017. The balance of the increase of $75.8 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm-level acquisitions and a full period of revenue recognized during the year ended December 31, 2017 for partner firms that were acquired during the year ended December 31, 2016.

        Other revenue decreased $0.9 million, or 1.9%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily related to lower commissions and distribution fees.

  Operating Expenses

        Compensation and related expenses increased $87.4 million, or 49.0%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase related to new partner firms was $40.2 million. The balance of the increase of $47.2 million was due to an increase in salaries and related expense, in part the result of a full year of expense recognized during the year ended December 31, 2017 for partner firms that were acquired during the year ended December 31, 2016 and an increase of $26.4 million in non-cash equity compensation expense primarily related to the recognition of expense associated with the modification and vesting of certain Focus LLC common units and incentive units.

        Management fees increased $48.8 million, or 42.5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase related to new partner firms was $19.3 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $29.5 million was due to the increase in earnings during the year ended December 31, 2017 compared to the year ended December 31, 2016, in part the result of a full year of earnings recognized during the year ended December 31, 2017 for partner firms that were acquired during the year ended December 31, 2016.

        Selling, general and administrative expenses increased $36.0 million, or 36.5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase related to the new partner firms was $14.1 million. The balance of the increase of $21.9 million was in part the result of a full year of expense recognized during the year ended December 31, 2017 for partner firms that were acquired during the year ended December 31, 2016 and in part due to an increase in expenses related to professional fees, travel, marketing and information technology expenses related to the growth of our existing partner firms and our acquisition of new partner firms, as well as the $9.8 million in delayed offering cost expense.

        Intangible amortization increased $13.4 million, or 26.4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. New partner firms added amortization of $13.9 million during the year ended December 31, 2017.

        Non-cash changes in fair value of estimated contingent consideration increased $23.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was the result of the increase in the probability that certain contingent consideration payments would be achieved, resulting in an increase in the fair value of the contingent consideration liability during the year ended December 31, 2017.

        Depreciation and other amortization expense increased $1.0 million, or 17.7%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was due primarily to acquisitions and capital expenditures during the year ended December 31, 2017.

        During the year ended December 31, 2017, a loss on extinguishment of borrowings of $8.1 million was recognized in connection with the Credit Facility.

  Income Tax Expense

        Income tax expense decreased $2.5 million, or 253.0%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in income tax expense is primarily related to the remeasurement of certain of our deferred tax assets and liabilities during the year ended December 31, 2017, based on the reduction in the tax rate at which they are expected to reverse. Such remeasurement resulted in an income tax benefit of $2.7 million for the year ended December 31, 2017.

  Year Ended December 31, 2017 Compared to Year Ended December 31, 2018

        The following discussion presents an analysis of our results of operations for the years ended December 31, 2017 and 2018. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended December 31,
	2017	2018	$ Change	% Change
	(in thousands)
Revenues:
Wealth management fees	$617,124	$853,033	$235,909	38.2%
Other	45,763	57,847	12,084	26.4%

Total revenues	662,887	910,880	247,993	37.4%

Operating expenses:
Compensation and related expenses	265,555	358,084	92,529	34.8%
Management fees	163,617	232,703	69,086	42.2%
Selling, general and administrative	134,615	170,270	35,655	26.5%
Intangible amortization	64,367	90,381	26,014	40.4%
Non-cash changes in fair value of estimated contingent consideration	22,294	6,638	(15,656)	(70.2)%
Depreciation and other amortization	6,686	8,370	1,684	25.2%

Total operating expenses	657,134	866,446	209,312	31.9%

Income from operations	5,753	44,434	38,681	672.4%

Other income (expense):
Interest income	222	1,266	1,044	470.3%
Interest expense	(41,861)	(56,448)	(14,587)	(34.8)%
Amortization of debt financing costs	(4,084)	(3,498)	586	14.3%
Gain on sale of investments	—	5,509	5,509	*
Loss on extinguishment of borrowings	(8,106)	(21,071)	(12,965)	(159.9)%
Other income (expense)—net	(3,191)	(2,350)	841	26.4%
Income from equity method investments	1,407	521	(886)	(63.0)%

Total other expense—net	(55,613)	(76,071)	(20,458)	(36.8)%

Income (loss) before income tax	(49,860)	(31,637)	18,223	36.5%
Income tax expense (benefit)	(1,501)	9,450	10,951	729.6%

Net loss	$(48,359)	$(41,087)	$7,272	15.0%

*
Not meaningful

  Revenues

        Wealth management fees increased $235.9 million, or 38.2%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. New partner firms added subsequent to the year ended December 31, 2017 that are included in our results of operations for the year ended December 31, 2018 include Cornerstone Wealth, Fortem Financial, Bartlett Wealth Management, Campbell Deegan Financial, Nigro Karlin Segal Feldstein & Bolno, Asset Advisors Investment Management, Edge Capital Group and Vista Wealth Management. These new partner firms contributed approximately $95.3 million in revenue during the year ended December 31, 2018. The balance of the increase of $140.6 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm-level acquisitions and a full period of revenue recognized during the year ended December 31, 2018 for partner firms that were acquired during the year ended December 31, 2017.

        Other revenues increased $12.1 million, or 26.4%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase is due primarily to $10.4 million from 2018 new partner firms principally related to outsourced services revenue.

  Operating Expenses

        Compensation and related expenses increased $92.5 million, or 34.8%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase related to new partner firms was $35.7 million. The balance of the increase of $56.8 million was due to an increase of $47.2 million in salaries and related expense, in part the result of a full period of expense recognized during the year ended December 31, 2018 for partner firms that were acquired during the year ended December 31, 2017 and an increase of $9.6 million in non-cash compensation expense primarily related to the recognition of expenses associated with the modification and vesting of certain Focus LLC common units and incentive units.

        Management fees increased $69.1 million, or 42.2%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase related to the new partner firms was $26.0 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $43.1 million was due to the increase in earnings during the year ended December 31, 2018 compared to the year ended December 31, 2017, in part the result of a full period of earnings recognized during the year ended December 31, 2018 for partner firms that were acquired during the year ended December 31, 2017 as well as new partner promotions.

        Selling, general and administrative expenses increased $35.7 million, or 26.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase related to new partner firms was $16.7 million. The balance of the increase of $19.0 million was in part the result of a full period of expense recognized during the year ended December 31, 2018 for partner firms that were acquired during the year ended December 31, 2017 and in part due to an increase in expenses related to professional fees, rent expenses, information technology, and travel related to the growth of our existing partner firms and our acquisition of new partner firms.

        Intangible amortization increased $26.0 million, or 40.4%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily related to new partner firms which added amortization of $11.3 million during the year ended December 31, 2018 and a full period of amortization during the year ended December 31, 2018 for partner firms acquired during the year ended December 31, 2017.

        Non-cash changes in fair value of estimated contingent consideration decreased $15.7 million or 70.2%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. During the year ended December 31, 2018 the probability that certain contingent consideration payments would be achieved decreased resulting in a decrease in the fair value of the contingent consideration liability.

        Depreciation and other amortization expense increased $1.7 million, or 25.2%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily related to a full period of depreciation and amortization for fixed assets acquired in 2017.

        During the year ended December 31, 2018, we recognized a gain on sale of investment of $5.5 million related to an investment in a financial service company previously carried at cost.

        During the year ended December 31, 2018, a loss on extinguishment of borrowings of $21.1 million was recognized in connection with the Credit Facility.

  Income Tax Expense

        Income tax expense increased $11.0 million, or 729.6%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in income tax expense is primarily related to the fact that, in connection with the IPO and Reorganization Transactions, Focus Inc. became a holding company whose sole material asset is a membership interest in Focus LLC, and, as a result, Focus Inc. became subject to U.S. federal, state and local income taxes imposed on Focus Inc.'s allocable portion of taxable income from Focus LLC.

Liquidity and Capital Resources

  Sources of Liquidity

        During the year ended December 31, 2018, we met our cash and liquidity needs primarily through cash generated by our operations, proceeds from our IPO and borrowings under our Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as the Credit Facility, especially for acquisition activities. Our ongoing sources of cash will primarily consist of wealth management fees. We will primarily use cash flow from operations to pay compensation and related expenses, management fees, selling, general and administrative expenses, income taxes and debt service. For information the Credit Facility, please read "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities".

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

        The payment obligations under the Tax Receivable Agreements are Focus Inc.'s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.'s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of December 31, 2018, we expect that future payments to the TRA holders resulting from the IPO will be approximately $39.2 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

        The foregoing amount of expected future payments to TRA holders is merely an estimate and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments under the Tax Receivable Agreements as compared to the foregoing estimates. Moreover, there may be a negative impact on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreements exceed the actual benefits realized in respect of the tax attributes subject to the Tax Receivable Agreements and/or (ii) distributions to Focus Inc. by Focus LLC are not sufficient to permit Focus Inc. to make payments under the Tax Receivable Agreements after it has paid its taxes and other obligations.

        The payments under the Tax Receivable Agreements will not be conditioned upon a TRA holder's having a continued ownership interest in either Focus Inc. or Focus LLC.

  Cash Flows

        The following table presents information regarding our cash flows and cash and cash equivalents for the years ended December 31, 2016, 2017 and 2018.

	Year Ended December 31,				Year Ended December 31,
	2016	2017	$ Change	% Change	2017	2018	$ Change	% Change
	(in thousands)
Cash provided by (used in):
Operating activities	$77,150	$69,090	$(8,060)	(10.4)%	$69,090	$105,919	$36,829	53.3%
Investing activities	(186,799)	(376,716)	(189,917)	101.7%	(376,716)	(446,450)	(69,734)	18.5%
Financing activities	110,864	342,403	231,539	208.8%	342,403	322,487	(19,916)	(5.8)%
Cash and cash equivalents—end of period	16,508	51,455	34,947	211.7%	51,455	33,213	(18,242)	(35.5)%

  Operating Activities

        Net cash provided by operating activities includes net income (loss) adjusted for non-cash expenses such as intangible amortization, depreciation and other amortization, amortization of debt financing costs, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, other non-cash items and changes in cash resulting from changes in operating assets and liabilities. Operating assets and liabilities include receivables from our clients, prepaid expenses and other assets, accounts payable and accrued expenses, deferred revenues and other assets and liabilities.

        Net cash provided by operating activities decreased $8.1 million, or 10.4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. This decrease was primarily the result of the net loss of $48.4 million for the year ended December 31, 2017 and a net decrease in operating assets and liabilities of $18.6 million, primarily offset by an increase in intangible amortization of $13.4 million, non-cash equity compensation expense of $26.4 million and non-cash changes in fair value of estimated contingent consideration of $23.4 million.

        Net cash provided by operating activities increased $36.8 million, or 53.3%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily related to a decrease in net loss of $7.3 million, and an increase in intangible amortization of $26.0 million, loss on extinguishment of borrowings of $10.9 million, other non-cash items of $10.6 million, and non-cash equity compensation expense of $9.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily offset by a net decrease in operating assets and liabilities of $14.0 million and non-cash changes in fair value of estimated contingent consideration of $15.7 million during the year ended December 31, 2018.

  Investing Activities

        Net cash used in investing activities increased $189.9 million, or 101.7%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to an increase in cash paid for acquisitions and contingent consideration of $194.5 million.

        Net cash used in investing activities increased $69.7 million, or 18.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to an increase of $47.3 million in cash paid for acquisitions and contingent consideration and an increase in investment and other of $23.8 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily associated with our $20.0 million minority equity interest in SmartAsset.

  Financing Activities

        Net cash provided by financing activities increased $231.5 million, or 208.8%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily the result of an increase in net borrowings under the Credit Facility of $415.9 million and the Focus LLC convertible preferred unit issuance of $643.3 million during the year ended December 31, 2017 that did not occur during the year end December 31, 2016, offset by payments in connection with the Focus LLC unit redemption of $795.9 million during the year ended December 31, 2017. For more details regarding Focus LLC's convertible preferred unit issuance and unit redemption during the year ended December 31, 2017 please read the notes to our consolidated financial statements included elsewhere in this Annual Report.

        Net cash provided by financing activities for the year ended December 31, 2018 decreased $19.9 million, or 5.8%, compared to the year ended December 31, 2017. The decrease was primarily due to a decrease in net borrowings made under the Credit Facility of $701.0 million during the year ended December 31, 2018, primarily offset by lower equity issuance proceeds net of equity redemptions of $656.2 million and an increase in debt financing costs of $28.0 million during the year ended December 31, 2018.

Contractual Obligations

        The following table describes our contractual obligations as of December 31, 2018:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Credit Facility maturities	$838,985	$8,030	$16,060	$56,060	$758,835
Credit Facility interest	238,438	45,045	88,869	85,268	19,256
Credit Facility letters of credit	4,207	4,207	—	—	—
Operating lease obligations	179,628	35,426	56,508	37,649	50,045
Amounts due pursuant to tax receivable agreements	39,156	—	3,495	5,055	30,606
Capital lease obligations	563	177	266	120	—

Total	$1,300,977	$92,885	$165,198	$184,152	$858,742

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Credit Facilities

        As of December 31, 2016, we had a credit facility of approximately $1,100.0 million consisting of term and revolving loans, inclusive of an accordion feature of $255.0 million (the "Old Credit Facility"). The Old Credit Facility had a June 2020 maturity date.

        In July 2017, we entered into the Credit Facility. The Credit Facility initially consisted of a $795.0 million first lien term loan (the "First Lien Term Loan"), a $250.0 million First Lien Revolver, and a $207.0 million second lien term loan (the "Second Lien Term Loan"). In connection with the Credit Facility, we repaid all amounts outstanding under the Old Credit Facility with the proceeds from the Credit Facility and wrote off all deferred financing costs related to the Old Credit Facility resulting in a $8.1 million loss on extinguishment of borrowings.

        The First Lien Term Loan has a maturity date of July 2024 and initially required quarterly installment repayments of approximately $2.0 million. The First Lien Term Loan was issued at a discount of 0.125% or $1.0 million that we are amortizing to interest expense over the term of the First Lien Term Loan. The First Lien Revolver initially had a maturity date of July 2022 and has no required quarterly installment repayments. Up to $30.0 million of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Term Loan (up to January 2018 as noted below) and First Lien Revolver bore interest (at our option) at: (i) LIBOR plus a margin of 3.25% with the First Lien Revolver having step downs to 3.00% and 2.75% based on achievement of a specified First Lien Leverage Ratio (as defined below) or, (ii) the lender's Base Rate (as defined in the Credit Facility) plus a margin of 2.25% with the First Lien Revolver having step downs to 2.00% and 1.75% based on achievement of a specified First Lien Leverage Ratio. The Credit Facility also included an unused commitment fee of 0.50% of the outstanding commitments under the First Lien Revolver, with a stepdown to 0.375% based on achievement of a specified First Lien Leverage Ratio.

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

        We repaid the $207.0 million Second Lien Term Loan in July 2018. In connection with these amendments, we incurred debt financing costs of $5.0 million and recognized a loss of extinguishment of debt of $7.1 million during the year ended December 31, 2018.

        Our obligations under the Credit Facility are collateralized by the majority of Focus LLC's assets. The Credit Facility contains various customary covenants, including, but not limited to: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property and (v) declaring dividends or making other restricted payments.

        At December 31, 2018, our First Lien Leverage Ratio was 3.33:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on our assets of (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). We are also subject to contingent principal payments based on excess cash flow (as defined in the Credit Facility) commencing with and including the fiscal year ending December 31, 2018 if our First Lien Leverage Ratio exceeds 3.75:1:00.

        At December 31, 2018, outstanding stated value borrowings under the Credit Facility were $839.0 million. The weighted-average interest rate for borrowings was approximately 6% for the year ended December 31, 2018. As of December 31, 2018, the First Lien Revolver available unused commitment line was $605.8 million. At December 31, 2018, we had outstanding letters of credit in the amount of $4.2 million bearing interest at an annual rate of approximately 1%.

Critical Accounting Policies

        Our financial statements are prepared in accordance with GAAP. Our financial statements include the accounts of Focus Inc. and our subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Critical accounting policies are those that are the most important portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our financial statements, our most critical accounting policies are discussed below. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent. Actual results could differ from those estimates.

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

  Other

        Other revenue primarily includes recordkeeping and administration service fees, commissions and distribution fees and outsourced services. Client arrangements may contain a single or multiple performance obligations, each of which are separately identifiable and accounted for as the related services are provided and consumed over time. Recordkeeping and administration and outsourced services revenue, in accordance with the same five criteria above, are recognized over the period in which services are provided. Commissions and distribution fees are recognized when earned.

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

        We have incorporated contingent consideration into the structure of our partner firm acquisitions. These arrangements may result in the payment of additional purchase price consideration to the sellers based on the growth of certain financial thresholds for periods following the closing of the respective acquisition. The additional purchase price consideration is payable in the form of cash and, in some cases, equity.

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

        In March 2018, we modified the manner in which we assess goodwill for impairment. We had determined for the purpose of our annual goodwill impairment test that our reporting units should be aggregated into one reporting unit. Our determination was based on; our reporting units having similar economic and business characteristics, and the services performed by the reporting units are wealth management related and that the reporting units are subject to a similar regulatory framework. We believe that the resulting change in accounting principle related to the reporting unit utilized in the annual goodwill impairment test did not delay, accelerate or avoid an impairment charge. We determined that the change in accounting principle related to the reporting unit used in our annual impairment test is appropriate based on the nature of our business. The change would not have had an impact on the results of our impairment test for the year ended December 31, 2017.

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

Income Taxes and Tax Receivable Agreements

        In connection with the IPO and Reorganization Transactions, Focus Inc. became a holding company whose sole material asset is a membership interest in Focus LLC, and, as a result, Focus Inc. became subject to U.S. federal, state and local income taxes on Focus Inc.'s allocable portion of taxable income from Focus LLC. Focus LLC is treated as a partnership for U.S. federal income tax purposes. Accordingly, Focus LLC is generally not and has not been subject to U.S. federal and certain state income taxes at the entity level, although it has been subject to the New York City Unincorporated Business Tax and certain of its subsidiaries have been subject to U.S. federal and certain state and local or foreign income taxes. Instead, for U.S. federal and certain state income tax purposes, the income, deductions, losses and credits of Focus LLC are passed through to its unitholders, which after the IPO includes Focus Inc. Focus LLC has historically made tax distribution payments in accordance with its Third Amended and Restated Operating Agreement, which was replaced by the Fourth Amended and Restated Focus LLC Agreement on July 30, 2018, and Focus Inc. intends to cause Focus LLC to continue to make tax distribution payments, to the extent of available cash, in accordance with the Fourth Amended and Restated Focus LLC Agreement. Focus Inc. files income tax returns with the U.S. federal government as well as various state and local jurisdictions.

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

        We review and evaluate tax positions in our major tax jurisdictions and determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, we have recorded no reserves for uncertain tax positions at December 31, 2017 and December 31, 2018.

        We have entered into two Tax Receivable Agreements with the TRA holders. The agreements generally provide for the payment by us to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in connection with the Reorganization Transactions and in periods after the IPO, as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of these cash savings.

        As a result of the Reorganization Transactions and the exchange of certain units of Focus LLC in connection with the IPO, Focus Inc. recorded a liability of approximately $39.2 million relating to its obligations under the Tax Receivable Agreements. The foregoing amount of expected future payments to TRA holders is merely an estimate and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments under the Tax Receivable Agreements as compared to the foregoing estimates.

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

Stock Based Compensation Costs

        Compensation cost for unit and stock based awards is measured based on the fair value of the unit and stock based awards determined by the Black-Scholes option pricing model or the Monte Carlo Simulation Model on the date that the unit-based awards are issued or modified, and is adjusted for the estimated number of awards that are expected to be forfeited. The compensation cost is recognized on a straight-line basis over the requisite service period.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date." ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year for public companies. ASU No. 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. ASU No. 2014-09 replaced most existing revenue recognition guidance in GAAP when it became effective for us on January 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. Additionally, ASU No. 2014-09 requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgements in measurement and recognition. We adopted ASU No. 2014-09 using the retrospective transition method. The adoption of ASU No. 2014-09 did not have a material effect on our consolidated financial statements and no adjustments were required to prior periods because there were no changes to our recognition of revenues or presentation of revenues in the consolidated statements of operations.

        In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU No. 2016-01 was effective for us beginning January 1, 2018. The adoption of ASU No. 2016-01 did not have a material effect on our consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". ASU No. 2016-02 requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right of use asset for the right to use the underlying asset for the lease term. ASU No. 2016-02 is effective for us for interim and annual periods beginning January 1, 2019 and early adoption is permitted. We will adopt ASU No. 2016-02 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the assessment of whether contracts contain or are leases, classification of leases and remaining lease terms will be carried forward. Based on the portfolio of leases as of December 31, 2018, we estimate that approximately $146 million of lease assets and liabilities will be recognized on the balance sheet upon adoption, primarily related to operating leases for real estate. The actual impact may differ from this estimate. We do not expect a material impact to the consolidated statement of operations and comprehensive income/loss or consolidated statement of cash flows as a result of adoption of this new guidance.

        In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends ASC Topic 718, "Stock Compensation." The objective of this amendment is part of the FASB's Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 was effective for us on January 1, 2017. The adoption of ASU No. 2016-09 did not have a material effect on our consolidated financial statements.

        In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU No. 2016-15 on January 1, 2017. The adoption of ASU No. 2016-15 did not have a material effect on our consolidated financial statements.

        In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business," which amends the guidance of FASB Accounting Standards Codification Topic 805, "Business Combinations," adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU No. 2017-01 was effective for us prospectively on January 1, 2018. The adoption of ASU No. 2017-01 did not have a material effect on our consolidated financial statements.

        In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment," which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively, early application is permitted. ASU No. 2017-04 is not expected to have a material effect on our consolidated financial statements.

        In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." ASU No. 2017-09 provides guidance that clarifies when changes to the terms or conditions of a share-based payment award require the application of modification accounting under ASC 718. ASU No. 2017-09 will allow for certain changes to be made to awards without accounting for them as modifications. We early adopted ASU No. 2017-09 during the year ended December 31, 2017. The adoption of ASU No. 2017-09 did not have a material effect on our consolidated financial statements.

        In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting," which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after adoption of ASU No. 2014-09. The adoption of ASU No. 2018-07 is not expected to have a material effect on our consolidated financial statements.

Item 7A    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Our exposure to market risk is primarily related to our partner firms' wealth management services. For the year ended December 31, 2018, over 95% of our revenues were fee-based and recurring in nature. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

        Interest payable on the Credit Facility is variable.

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

        Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. As of December 31, 2018, we had total stated value borrowings outstanding under our Credit Facility of $839.0 million. If interest rates increased by 1.0% on this amount, our interest expense for the year end December 31, 2018 would have increased by approximately $8.4 million.

Item 8    Financial Statements and Supplementary Data

        Our financial statements and supplementary data are included in this Annual Report beginning on page F-1 and incorporated by reference herein.

Item 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A    Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of

December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

  Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B    Other Information

        None.

PART III

Item 10    Directors, Executive Officers and Corporate Governance

        Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2019 (the "Annual Meeting") and is incorporated herein by reference.

        Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions, as well as to directors, principals, officers and employees of each of our subsidiary and a Financial Code of Ethics, applicable to our chief executive officer, chief financial officer and principal accounting officer, in accordance with applicable U.S. federal securities laws and corporate governance rules of NASDAQ. Our Code of Business Conduct and Ethics and our Financial Code of Ethics are available on our website at www.focusfinancialpartners.com under "Corporate Governance" within the "Investor Relations" section. We will provide copies of these documents to any person, without charge, upon request, by writing to us at Focus Financial Partners Inc., Attn: Investor Relations, 825 Third Avenue, 27th Floor, New York, NY. We intend to satisfy the disclosure requirement under Item 406(b) of Regulation S-K regarding amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics and our Financial Code of Ethics by posting such information on our website at the address and the location specified above.

Item 11    Executive Compensation

        Information as to Item 11 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information as to Item 12 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions, and Director Independence

        Information as to Item 13 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 14    Principal Accountant Fees and Services

        Information as to Item 14 will be set forth in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.

Item 15    Exhibits

Financial Statements

        The consolidated financial statements of Focus Inc. and Subsidiaries and the Report of Independent Registered Public Accounting Firm are included in "Part II, Item 8, Financial Statements and Supplementary Data." Reference is made to the accompanying Index to Financial Statements.

Financial Statement Schedules

        All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes thereto.

Index to Exhibits

        The exhibits required to be filed or furnished pursuant to Item 601 of Regulation S-K are set forth below.

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Focus Financial Partners Inc.(1)

3.2		Amended and Restated Bylaws of Focus Financial Partners Inc.(1)

4.1		Registration Rights Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc., Focus Financial Partners, LLC and the other parties named therein(1)

10.1		Nomination Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of Stone Point Capital LLC named therein(1)

10.2		Nomination Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of Kohlberg Kravis Roberts & Co. L.P. named therein(1)

10.3		Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC(1)

10.4		Tax Receivable Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of the Private Equity Investors named therein(1)

10.5		Tax Receivable Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the parties named therein(1)

10.6	†	Focus Financial Partners Inc. 2018 Omnibus Incentive Plan(1)

10.7		First Lien Credit Agreement, dated as of July 3, 2017, by and among Focus Financial Partners, LLC, the lenders party thereto, Bank of America, N.A., as revolver administrative agent for the Lenders, Swing Line Lender and L/C Issuer and Royal Bank of Canada, as term administrative agent for the Lenders(2)

10.8		Amendment No. 1 to First Lien Credit Agreement, dated as of January 17, 2018, by and among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent, and the lenders party thereto(2)

10.9		Amendment No. 2 to First Lien Credit Agreement, dated as of March 2, 2018, by and among Focus Financial Partners, LLC and Royal Bank of Canada, as term administrative agent and collateral agent(2)

10.10		Amendment No. 3 to First Lien Credit Agreement, dated as of April 2, 2018, by and among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent, and the lenders party thereto(2)

10.11		Amendment No. 4 to First Lien Credit Agreement, dated as of June 29, 2018, by among Focus LLC, as borrower, the lenders party thereto, Royal Bank of Canada, as term administrative agent, collateral agent and fronting bank, and Bank of America, N.A., as revolver administrative agent and letter of credit issuer(3)

10.12	†	Amended and Restated Employment Agreement, by and between Ruediger Adolf and Focus Financial Partners, LLC(3)

10.13	†	Amended and Restated Employment Agreement, by and between Rajini Sundar Kodialam and Focus Financial Partners, LLC(3)

10.14	†	Amended and Restated Employment Agreement, by and between James Shanahan and Focus Financial Partners, LLC(3)

Exhibit Number		Description
10.15	†	Form of Incentive Unit Award Agreement pursuant to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC, dated as of July 3, 2017, as amended(3)

10.16	†	Form of Restricted Unit Award Agreement pursuant to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC, dated as of July 3, 2017, as amended(3)

10.17		Indemnification Agreement (Ruediger Adolf)(1)

10.18		Indemnification Agreement (Rajini Sundar Kodialam)(1)

10.19		Indemnification Agreement (James Shanahan)(1)

10.20		Indemnification Agreement (James D. Carey)(1)

10.21		Indemnification Agreement (Fayez S. Muhtadie)(1)

10.22		Indemnification Agreement (Christopher J. Harrington)(1)

10.23		Indemnification Agreement (Deborah D. McWhinney)(1)

10.24		Indemnification Agreement (Noah Gottdiener)(1)

21.1	*	List of Subsidiaries of Focus Financial Partners Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed or furnished herewith.

†
Compensation, plan or arrangement.

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.

(2)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-225166) filed with the SEC on May 24, 2018.

(3)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-225166) filed with the SEC on June 29, 2018.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCUS FINANCIAL PARTNERS INC.
	By:	/s/ RUEDIGER ADOLF Ruediger Adolf Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 28, 2019
	By:	/s/ JAMES SHANAHAN James Shanahan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUEDIGER ADOLF Ruediger Adolf	Chief Executive Officer and Chairman (Principal Executive Officer)	March 28, 2019
/s/ JAMES SHANAHAN James Shanahan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2019
/s/ JAMES D. CAREY James D. Carey	Director	March 28, 2019
/s/ NOAH GOTTDIENER Noah Gottdiener	Director	March 28, 2019
/s/ CHRISTOPHER J. HARRINGTON Christopher J. Harrington	Director	March 28, 2019

Signature	Title	Date

/s/ RAJINI SUNDAR KODIALAM Rajini Sundar Kodialam	Director	March 28, 2019
/s/ DEBORAH D. MCWHINNEY Deborah D. McWhinney	Director	March 28, 2019
/s/ FAYEZ S. MUHTADIE Fayez S. Muhtadie	Director	March 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Focus Financial Partners Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Focus Financial Partners Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and members' deficit/shareholders' equity, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

        Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 28, 2019

We have served as the Company's auditor since 2008.

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2018

(In thousands, except share and per share amounts)

	2017	2018
ASSETS
Cash and cash equivalents	$51,455	$33,213
Accounts receivable less allowances of $505 at 2017 and $576 at 2018	73,513	98,596
Prepaid expenses and other assets	37,423	76,150
Fixed assets—net	21,397	24,780
Debt financing costs—net	13,278	12,340
Deferred tax assets—net	—	70,009
Goodwill	515,489	860,495
Other intangible assets—net	522,282	762,195

TOTAL ASSETS	$1,234,837	$1,937,778

LIABILITIES, MEZZANINE EQUITY, AND MEMBERS' DEFICIT/SHAREHOLDERS' EQUITY:
LIABILITIES:
Accounts payable	$5,752	$8,935
Accrued expenses	23,626	36,252
Due to affiliates	33,698	39,621
Deferred revenue	6,094	6,215
Other liabilities	99,077	158,497
Borrowings under credit facilities (stated value of $1,000,012 and $838,985 at December 31, 2017 and 2018)	980,502	836,582
Tax receivable agreements obligations	—	39,156

TOTAL LIABILITIES	1,148,749	1,125,258

MEZZANINE EQUITY:
Redeemable common and incentive units	166,249	—
Convertible preferred units	698,500	—

TOTAL MEZZANINE EQUITY	864,749	—

COMMITMENTS AND CONTINGENCIES (Note 13)
MEMBERS' DEFICIT	(778,661)	—
Class A common stock, par value $0.01, 0 and 500,000,000 shares authorized; and 0 and 46,265,903 shares issued and outstanding at December 31, 2017 and December 31, 2018, respectively	—	462
Class B common stock, par value $0.01, 0 and 500,000,000 shares authorized; and 0 and 22,823,272 shares issued and outstanding at December 31, 2017 and December 31, 2018, respectively	—	228
Additional paid-in capital	—	471,386
Accumulated deficit	—	(590)
Accumulated other comprehensive loss	—	(1,824)

Total members' deficit / shareholders' equity	(778,661)	469,662
Non-controlling interests	—	342,858

Total deficit/equity	(778,661)	812,520
TOTAL LIABILITIES, MEZZANINE EQUITY, AND MEMBERS' DEFICIT/SHAREHOLDERS' EQUITY	$1,234,837	$1,937,778

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except share and per share amounts)

	2016	2017	2018
REVENUES:
Wealth management fees	$438,794	$617,124	$853,033
Other	46,650	45,763	57,847

Total revenues	485,444	662,887	910,880

OPERATING EXPENSES:
Compensation and related expenses	178,193	265,555	358,084
Management fees	114,846	163,617	232,703
Selling, general and administrative	98,643	134,615	170,270
Intangible amortization	50,942	64,367	90,381
Non-cash changes in fair value of estimated contingent consideration	(1,143)	22,294	6,638
Depreciation and other amortization	5,680	6,686	8,370

Total operating expenses	447,161	657,134	866,446

INCOME FROM OPERATIONS	38,283	5,753	44,434
OTHER INCOME (EXPENSE):
Interest income	88	222	1,266
Interest expense	(21,327)	(41,861)	(56,448)
Amortization of debt financing costs	(2,482)	(4,084)	(3,498)
Gain on sale of investment	—	—	5,509
Loss on extinguishment of borrowings	—	(8,106)	(21,071)
Other (expense) income—net	1,385	(3,191)	(2,350)
Income from equity method investments	756	1,407	521

Total other expense—net	(21,580)	(55,613)	(76,071)

INCOME (LOSS) BEFORE INCOME TAX	16,703	(49,860)	(31,637)
INCOME TAX EXPENSE (BENEFIT)	981	(1,501)	9,450

NET INCOME (LOSS)	$15,722	$(48,359)	$(41,087)

Non-controlling interest			40,497

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS			$(590)

Loss per share of Class A common stock:
Basic			$(0.01)

Diluted			$(0.01)

Weighted average shares of Class A common stock outstanding:
Basic			43,122,782

Diluted			43,122,782

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands)

	2016	2017	2018
Net income (loss)	$15,722	$(48,359)	$(41,087)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,171)	2,470	(4,509)

Comprehensive income (loss)	$14,551	$(45,889)	$(45,596)

Less: Comprehensive loss attributable to noncontrolling interest			43,182

Comprehensive loss attributable to common shareholders			$(2,414)

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands)

	2016	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,722	$(48,359)	$(41,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	50,942	64,367	90,381
Depreciation and other amortization	5,680	6,686	8,370
Amortization of debt financing costs	2,482	4,084	3,498
Non-cash equity compensation expense	8,520	34,879	44,468
Non-cash changes in fair value of estimated contingent consideration	(1,143)	22,294	6,638
Income from equity method investments	(756)	(1,407)	(521)
Distributions received from equity method investments	469	984	1,118
Other non-cash items	359	(3,960)	6,655
Loss on extinguishment of borrowings	—	8,106	19,001
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(5,472)	(30,209)	(23,747)
Prepaid expenses and other assets	(6,644)	9,889	(10,401)
Accounts payable	2,741	(1,210)	2,341
Accrued expenses	1,635	(4,671)	4,302
Due to affiliates	5,837	9,700	6,706
Other liabilities	(4,392)	(3,686)	(10,322)
Deferred revenue	1,170	1,603	(1,481)

Net cash provided by operating activities	77,150	69,090	105,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(171,202)	(365,698)	(413,044)
Purchase of fixed assets	(3,408)	(10,518)	(9,106)
Investment and other	(12,854)	(500)	(24,300)
Other	665	—	—

Net cash used in investing activities	(186,799)	(376,716)	(446,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	231,169	1,181,936	300,000
Repayments of borrowings under credit facilities	(107,169)	(641,987)	(461,026)
Proceeds from common stock, net	—	—	565,160
Proceeds from issuance of convertible preferred units, net	—	643,272	—
Payments for treasury units	(42)	—	—
Payments of preferred dividends	—	(3,063)	—
Payments in connection with unit redemption, net	—	(795,894)	(61,539)
Contingent consideration paid	(3,034)	(6,224)	(12,554)
Payments of debt financing costs	(1,928)	(32,612)	(4,612)
Payments on capital lease obligations	(253)	(271)	(198)
Distributions for unitholders	(7,879)	(2,754)	(2,744)

Net cash provided by financing activities	110,864	342,403	322,487

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(206)	170	(198)

CHANGE IN CASH AND CASH EQUIVALENTS	1,009	34,947	(18,242)

CASH AND CASH EQUIVALENTS:
Beginning of year	15,499	16,508	51,455

End of year	$16,508	$51,455	$33,213

See Note 16 for Supplemental Cash Flow Disclosure

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF MEMBERS' DEFICIT/SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands)

	Class A Common Stock		Class B Common Stock						Total Members' Deficit/ Shareholders' Equity
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid in Capital	Accumulated Earnings (Deficit)		Common Units		Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
MEMBERS' DEFICIT—January 1, 2016					$—	$(373,396)	$(9,568)	$109,416	$(273,548)		$(273,548)
Net income					—	15,722	—	—	15,722		15,722
Issuance of restricted common units in connection with acquisitions and contingent consideration					—	—	—	44,966	44,966		44,966
Accretion of senior preferred units return					(2,198)	(9,824)	—	—	(12,022)		(12,022)
Accretion of senior preferred units to estimated redemption value					(4,147)	(18,889)	—	—	(23,036)		(23,036)
Accretion of junior preferred units return					(237)	(1,056)	—	—	(1,293)		(1,293)
Accretion of junior preferred units to estimated redemption value					(1,938)	(8,849)	—	—	(10,787)		(10,787)
Non cash equity compensation expense—net of related forfeitures, related to restricted common and incentive units					8,520	—	—	—	8,520		8,520
Treasury units					—	(42)	—	—	(42)		(42)
Currency translation adjustment—net of tax					—	—	(1,171)	—	(1,171)		(1,171)
Distributions for unitholders					—	(9,192)	—	—	(9,192)		(9,192)

MEMBERS' DEFICIT—December 31, 2016	—	$—	—	$—	$—	$(405,526)	$(10,739)	$154,382	$(261,883)	$—	$(261,883)

Net loss					—	(48,359)	—	—	(48,359)		(48,359)
Issuance of restricted common units in connection with acquisitions and contingent consideration					—	—	—	27,125	27,125		27,125
Accretion of senior preferred units return					(788)	(5,461)	—	—	(6,249)		(6,249)
Accretion of senior preferred units to estimated redemption value					(2,207)	(15,256)	—	—	(17,463)		(17,463)
Accretion of junior preferred units return					(85)	(587)	—	—	(672)		(672)
Accretion of junior preferred units to estimated redemption value					(1,068)	(7,384)	—	—	(8,452)		(8,452)
Issuance of convertible preferred units, redemption, retirement and recapitalization of units, net					—	(320,739)	—	(177,160)	(497,899)		(497,899)
Non-cash equity compensation expense—net of related forfeitures, related to restricted common and incentive units					34,879	—	—	—	34,879		34,879
Currency translation adjustment—net of tax					—	—	2,470	—	2,470		2,470
Distributions for unitholders					—	(2,158)	—	—	(2,158)		(2,158)

MEMBERS' DEFICIT—December 31, 2017	—	$—	—	$—	$30,731	$(805,470)	$(8,269)	$4,347	$(778,661)	$—	$(778,661)

Net loss						(47,821)			(47,821)		(47,821)
Issuance of restricted common units in connection with acquisitions and contingent consideration								40,389	40,389		40,389
Non-cash equity compensation expense					24,987				24,987		24,987
Currency translation adjustment, net							(1,398)		(1,398)		(1,398)
Retirement of treasury stock					(2,067)			(842)	(2,909)		(2,909)
Distributions for unitholders						(2,224)			(2,224)		(2,224)
Reorganization of equity structure—July 30, 2018	23,881,002	239	22,499,665	225	(271,307)	855,515	9,667	(43,894)	550,445	258,670	809,115

Balance post-reorganization	23,881,002	239	22,499,665	225	(217,656)	—	—	—	(217,192)	258,670	41,478
Net loss						(590)			(590)	7,324	6,734
Issuance of common stock	18,648,649	186			564,974				565,160		565,160
Issuance of common stock in connection with acquisitions and contingent consideration	3,736,252	37	323,607	3	112,424				112,464		112,464
Change in noncontrolling interest allocation					(56,222)				(56,222)	78,151	21,929
Non-cash equity compensation expenses					5,412				5,412		5,412
Currency translation adjustment							(1,824)		(1,824)	(1,287)	(3,111)
Adjustment of deferred tax assets, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions					62,454				62,454		62,454

SHAREHOLDERS' EQUITY—December 31, 2018	46,265,903	$462	22,823,272	$228	$471,386	$(590)	$(1,824)	$—	$469,662	$342,858	$812,520

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

1. GENERAL

Organization

        Focus Financial Partners Inc. ("Focus Inc.") was formed as a Delaware corporation on July 29, 2015 for the sole purpose of completing its initial public offering (the "IPO") and related reorganization transactions (the "Reorganization Transactions") in order to carry on the business of Focus Financial Partners, LLC and its subsidiaries ("Focus LLC"). On July 30, 2018, Focus Inc. became the managing member of Focus LLC and operates and controls the businesses and affairs of Focus LLC. Accordingly, the consolidated financial statements reflect the historical results of operations and financial position of Focus LLC (predecessor) prior to July 30, 2018.

        Focus LLC is a Delaware limited liability company that was formed in November 2004. Focus LLC's subsidiaries commenced revenue generating and acquisition activities in January 2006. Focus LLC's activities were governed by its Third Amended and Restated Operating Agreement, as amended, until July 30, 2018 and then its Fourth Amended and Restated Operating Agreement, as amended (the "Operating Agreement"), effective on July 30, 2018.

        The consolidated financial statements for periods prior to July 30, 2018 reflect the historical results of operations and financial position of Focus LLC. The consolidated financial statements for periods after July 30, 2018 reflect the results of operations and financial position of Focus Financial Partners Inc. and its subsidiaries (the "Company").

Business

        The Company is in the business of acquiring and overseeing independent fiduciary wealth management and related businesses. The Company typically acquires 100% of the net assets of the wealth management businesses on terms that are generally consistent for each acquisition. To determine the acquisition price, the Company first estimates the operating cash flow of the business to be acquired based on current and projected levels of revenue and expense. For this purpose, the Company defines operating cash flow as cash revenue of the business, less cash expenses, other than compensation and benefits to the selling entrepreneurs or individuals who typically become principals of the management entities discussed below. The Company refers to the estimated operating cash flow earnings before partner compensation as target earnings ("Target Earnings"). The acquisition price is a multiple of a portion of the Target Earnings, referred to as base earnings ("Base Earnings").

        At the date of each of the respective acquisitions, the Company typically enters into a management agreement ("Management Agreement") with a management company ("Management Company") that is owned substantially by the selling principals of the acquired businesses. The Management Company earns management fees to manage the daily operations of the acquired business. The terms of the Management Agreements are generally six years with automatic renewals for consecutive one-year terms, unless terminated by either the Management Company or the Company. Under the Management Agreement, the Management Company is entitled to management fees typically consisting of all future earnings of the acquired business in excess of the Base Earnings up to Target Earnings, plus a percentage of any earnings in excess of Target Earnings. The Company, through its respective operating subsidiary, retains a cumulative preferred position in the Base Earnings. To the extent earnings of an acquired business in any year are less than the Base Earnings, in the following year the

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

1. GENERAL (Continued)

Company, through its respective operating subsidiary, is entitled to receive the Base Earnings together with the prior years' shortfall before any management fees are earned by the Management Company. Since each Management Company is neither acquired nor consolidated, management fees are included in the Company's consolidated statements of operations as operating expenses. Estimated management fees due are included in due to affiliates in the accompanying consolidated balance sheets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates Focus LLC and its subsidiaries' financial statements and records the interests in Focus LLC that the Company does not own as non-controlling interests. Non-controlling interests were measured initially at the proportionate share of Focus LLC's identifiable net assets at the date of the IPO. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

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

Loss Per Share

        Loss per share is computed in accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share. Basic loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares outstanding for that period. Diluted loss per share is calculated by dividing the net loss attributable to common shareholders by the diluted weighted average shares outstanding for that period. Diluted loss per share includes the determinants of the basic loss per share and, in addition, if the effect is dilutive, reflects the dilutive effect of shares of common stock related to the Company's share based compensation plans, with no adjustments to net loss attributable to common shareholders for dilutive potential common shares.

Revenue Recognition

  Wealth Management Fees

        The Company, solely through its subsidiaries, recognizes revenue from wealth management fees, which are primarily comprised of fees earned for advising on the assets of clients, financial and tax planning fees, consulting fees, tax return preparation fees, fees for family office services, and fees for wealth management and operational support services provided to third-party wealth management firms.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Other

        Other revenue includes fees earned for recordkeeping and administration services provided to employee benefit plans as well as commissions and distribution fees and outsourced services. Client arrangements may contain a single or multiple performance obligations, each of which are separately identifiable and accounted for as the related services are provided and consumed over time. Recordkeeping and administration and outsourced services revenue, in accordance with the same five criteria above, are recognized over the period in which services are provided. Commissions and distribution fees are recognized when earned.

  Deferred Revenue

        Fees collected in advance are deferred and recognized in revenue over the period earned with the unrecognized portion of fees collected in advance recorded as deferred revenue in the accompanying consolidated balance sheets.

        The Company disaggregates revenue based on the above two categories. The Company does not allocate revenue by the type of service provided in connection with providing holistic wealth management client services. The Company generally manages its business based on the operating results of the enterprise taken as a whole, not by geographic region. The following table disaggregates the revenues based on the location of the partner firm that generates the revenues and therefore may not be reflective of the geography in which clients are located for the years ended December 31, 2016, 2017 and 2018:

	2016	2017	2018
Domestic revenue	$470,888	$643,077	$889,166
International revenue	14,556	19,810	21,714

Total revenue	$485,444	$662,887	$910,880

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

        Accounts receivable are stated at their net realizable value. Allowances for uncollectible accounts are maintained for estimated losses resulting from the inability of customers to make required payments. In determining these estimates, historical write-offs, the aging of the receivables and other factors, such as overall economic conditions, are considered.

Fixed Assets

        Fixed assets are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. The estimated useful lives for fixed assets, primarily consisting of computers, equipment, and furniture and fixtures, are generally between three to seven years. Leasehold improvements are amortized over the shorter of their estimated economic useful lives or the terms of the leases. The costs of improvements that extend the life of a fixed asset are capitalized, while the costs of repairs and maintenance are expensed as incurred.

        The Company capitalizes costs related to computer software obtained or developed for internal use. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years.

Debt Financing Costs

        Direct costs incurred with obtaining debt financing are capitalized or recorded as a reduction of the underlying debt. The costs are amortized over the respective term of the underlying debt and are included in amortization of debt financing costs in the accompanying consolidated statements of operations.

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

        The Company has incorporated contingent consideration, or earn out provisions, into the structure of its business acquisitions. These arrangements may result in the payment of additional purchase price consideration to the sellers based on the growth of certain financial thresholds for periods following the closing of the respective acquisition. The additional purchase price consideration is payable in the form of cash and, in some cases, equity.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in exchange for the acquired business. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in the accompanying consolidated statements of operations.

        The results of the acquired businesses have been included in the Company's consolidated financial statements from the respective dates of acquisition.

Equity Method Investments

        The Company applies the equity method of accounting to investments where the Company has the ability to exercise significant influence over operating and financial matters. The Company's equity method investments are recorded in prepaid expenses and other assets in the consolidated balance sheets.

Goodwill, Intangible Assets and Other Long-Lived Assets

        Goodwill is deemed to have an indefinite useful life and is not amortized. Intangible assets are amortized over their respective estimated useful lives. The Company has no indefinite-lived intangible assets.

        Goodwill is tested annually for impairment as of October 1, or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to the carrying value of the net assets of the reporting unit. The fair value of the reporting unit is determined using a discounted cash flow approach. Under this approach, management uses certain assumptions including, but not limited to, a risk-adjusted rate that is estimated to be commensurate with the risk associated with the underlying cash flows, cash flow trends from prior periods, current-period cash flow, and management's expectation of future cash flows. Expectations of future cash flows are based on projections or forecasts derived from the Company's understanding of the relevant business prospects, economic or market trends, and regulatory or legislative changes which may occur. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit in the first step, no further testing is performed. If the carrying value exceeds the fair value of the reporting unit in the first step, then the Company performs the second step of the impairment test to determine the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying value of goodwill to determine the extent of the impairment, if any.

        In March 2018, the Company modified the manner in which it assesses goodwill for impairment. The Company has determined for the purpose of its annual goodwill impairment test that its reporting units should be aggregated into one reporting unit. The Company's determination was based on the Company's reporting units having similar economic and business characteristics, and the services performed by the reporting units are wealth management related and that the reporting units are subject to a similar regulatory framework. The Company believes that the resulting change in

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounting principle related to the reporting unit utilized in the annual goodwill impairment test will not delay, accelerate or avoid an impairment charge. The Company determined that the change in accounting principle related to the reporting unit used in the Company's annual impairment test is appropriate based on the nature of the Company's business. The change would not have had an impact on the results of the Company's impairment test for 2017.

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

Fair Value of Financial Instruments

        The carrying amounts of substantially all of the Company's financial assets and liabilities are considered to approximate their fair values because of their short-term nature. The carrying amount of revolver borrowings under the Credit Facility (as defined below) approximates fair value, as the debt bears interest at selected short-term variable market rates. The Company measures the implied fair value of its First Lien Term Loan (as defined below) and Second Lien Term Loan (as defined below) using trading levels obtained from a third-party service provider; accordingly, these borrowings are classified within Level 2 of the valuation hierarchy. See Note 8 for further information regarding the Company's fair value measurements.

Income Taxes

        In connection with the IPO and Reorganization Transactions, Focus Inc. became a holding company whose sole material asset is a membership interest in Focus LLC, and, as a result, Focus Inc. became subject to U.S. federal, state and local income taxes on Focus Inc.'s allocable portion of taxable income from Focus LLC. Focus LLC is treated as a partnership for U.S. federal income tax purposes. Accordingly, Focus LLC is generally not and has not been subject to U.S. federal and certain state income taxes at the entity level, although it has been subject to the New York City Unincorporated Business Tax and certain of its subsidiaries have been subject to U.S. federal and certain state and local or foreign income taxes. Instead, for U.S. federal and certain state income tax purposes, the income, deductions, losses and credits of Focus LLC are passed through to its unitholders, which after the IPO includes Focus Inc. Focus LLC has historically made tax distribution payments in accordance with its Third Amended and Restated Operating Agreement, which was replaced by the Operating Agreement on July 30, 2018, and Focus Inc. intends to cause Focus LLC to continue to make tax distribution payments, to the extent of available cash, in accordance with the Operating Agreement. Focus Inc. files income tax returns with the U.S. federal government as well as various state and local jurisdictions.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The asset and liability method is applied for deferred income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Valuation allowances, if any, are recorded to reduce the deferred tax assets to an amount that is more likely than not to be realized.

        The Company reviews and evaluates tax positions in its major tax jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, no reserves for uncertain tax positions were recorded at December 31, 2017 and December 31, 2018.

Segment Reporting

        Management has determined that the Company operates in one operating segment, as a wealth management focused organization, which is consistent with its structure and how the Company manages the business. The Company's acquired businesses have similar economic and business characteristics. The services provided are wealth management related and the Company's businesses are subject to a similar regulatory framework. Furthermore, the Company's Chief Operating Decision Maker, which is the Company's Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

Translation of Non-U.S. Currency Amounts

        Assets and liabilities of non-U.S. subsidiaries and equity method investments that have a foreign currency as their functional currency are re-measured to U.S. dollars at year-end exchange rates and revenues and expenses are re-measured at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other (expense) income—net in the consolidated statements of operations.

Consolidation Considerations

        ASC Topic 810, Consolidations, requires an entity to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity ("VIE"). Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest is deemed to be the primary beneficiary and is required to consolidate the VIE.

        Certain of the Company's subsidiaries have Management Agreements with the respective Management Company, which causes these Company subsidiaries to be VIEs. The Company has assessed whether or not it is the primary beneficiary for these subsidiaries and has concluded that it is the primary beneficiary. Accordingly, the results of these subsidiaries have been consolidated.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Certain of the Company's subsidiaries have variable interests in certain investment funds that are deemed voting interest entities. Due to substantive kick-out rights possessed by the limited partners of these funds, the Company does not consolidate the investment funds.

        From time to time, the Company enters into option agreements with wealth management businesses (the "Optionee"). In exchange for payment of an option premium, the option agreement allows the Company, at its sole discretion, to acquire the Optionee at a predetermined time and at a predetermined purchase price formula. If the Company chooses to exercise its option to acquire the Optionee, the acquisition and the corresponding Management Agreement would be executed in accordance with the Company's typical acquisition structure as discussed in Note 1. If the Company chooses not to exercise the option, the option premium would be recorded as a loss on investment in the consolidated statements of operations in the period that the option expires. Option premiums paid by the Company of $1,833 and $4,300 are included in prepaid expenses and other assets in the consolidated balance sheets as of December 31, 2017 and 2018, respectively. The Company has determined that the respective option agreements with the Optionees qualify the Optionees as VIEs. The Company has determined that it is not the primary beneficiary of the Optionees and does not consolidate the results of the Optionees.

Stock Based Compensation Costs

        Compensation cost for unit and stock based awards is measured based on the fair value of the unit and stock based awards determined by the Black-Scholes option pricing model or the Monte Carlo Simulation Model on the date that the unit and stock based awards are issued or modified, and is adjusted for the estimated number of awards that are expected to be forfeited. The compensation cost is recognized on a straight-line basis over the requisite service period. Non-cash compensation expense, associated with employees and non-employees, including principals in the management companies, is included in compensation and related expenses in the consolidated statements of operations. The Company estimates forfeitures at the time of the respective grant and revises those estimates in subsequent periods if actual forfeitures differ materially from those estimates. The Company uses historical data to estimate forfeitures and records non-cash equity compensation expense only for those awards that are expected to vest.

Leases

        The Company leases office space in various locations under noncancelable lease agreements. Many of these lease agreements provide for tenant improvement allowances, rent increases, and/or rent-free periods. Rent expense is recognized on a straight-line basis commencing with the possession date of the property, which is typically the earlier of the lease commencement date or the date when the Company takes possession of the property. Rent expense is included in selling, general and administrative expenses in the consolidated statements of operations.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date." ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year for public companies. ASU 2015-14 applies to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP when it became effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or modified retrospective transition method. Additionally, ASU No. 2014-09 requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company adopted ASU No. 2014-09 using the retrospective transition method. The adoption of ASU No. 2014-09 did not have a material effect on the Company's consolidated financial statements because there were no changes to the Company's recognition of revenues or presentation of revenues in the consolidated statements of operations.

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

        In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ASU No. 2016-02 requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right of use asset for the right to use the underlying asset for the lease term. ASU No. 2016-02 is effective for the Company for interim and annual periods beginning January 1, 2019 and early adoption is permitted. The Company will adopt ASU No. 2016-02 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the assessment of whether contracts contain a lease or are leases, classification of leases and remaining lease terms will be carried forward. Based on the portfolio of leases as of December 31, 2018, the Company estimates that approximately $146 million of lease assets and liabilities will be recognized on the balance sheet upon adoption, primarily related to operating leases for real estate. The actual impact may differ from this estimate. The Company does not expect a material impact to the consolidated statement of operations and comprehensive income (loss) or consolidated statement of cash flows as a result of adoption of this new guidance.

        In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation". The objective of this amendment is part of the FASB's Simplification Initiative as it applies to several aspects of the

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting". ASU No. 2017-09 provides guidance that clarifies when changes to the terms or conditions of a share-based payment award require the application of modification accounting under ASC 718. ASU No. 2017-09 allows for certain changes to be made to awards without accounting for them as modifications. The Company early adopted ASU No. 2017-09 during the year ended December 31, 2017. The adoption of ASU No. 2017-09 did not have a material effect on the Company's consolidated financial statements.

        In June 2018, the FASB issued ASU No. 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting," which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted after adoption of ASU No. 2014-09. The adoption of ASU No. 2018-07 is not expected to have a material effect on the Company's consolidated financial statements.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

        The Company has conducted a review for and evaluated subsequent events from January 1, 2019 through March 28, 2019, the date the consolidated financial statements were available to be issued. Refer to Note 5 for further information regarding subsequent events.

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

Reorganization Transactions

        In connection with the IPO, Focus LLC completed the Reorganization Transactions. The equity interests in Focus LLC at the date of the IPO consisted of convertible preferred units, (the "Convertible Preferred Units") common units and incentive units, each incentive unit having a hurdle amount similar to the exercise price of a stock option. The owners of Focus LLC units immediately prior to the IPO ("Existing Owners") primarily included (i) affiliates of Focus LLC's private equity investors ("Private Equity Investors"), (ii) members of management of Focus LLC, (iii) current and former principals of independent fiduciary wealth management and related businesses acquired by Focus LLC and (iv) current and former employees of Focus LLC.

        The following steps were implemented in connection with the Reorganization Transactions:

  •
  Focus LLC purchased, utilizing existing working capital, all common units held by Existing Owners who were non-accredited investors, as defined by Rule 501 of Regulation D, at a purchase price per unit equal to 1.25 times the IPO price of $33.00 per share ("Gross IPO Price"). Focus LLC accelerated the vesting of all unvested incentive units held by Existing Owners who were non-accredited investors and converted the incentive units of each such holder into a number of common units equal to (i) the number of such incentive units times the Gross IPO Price, minus the aggregate hurdle amount of such incentive units, divided by (ii) the Gross IPO Price (the "Appropriate Conversion Number"). Focus LLC then purchased all common units issued upon such conversion at a purchase price per unit equal to 1.25 times the Gross IPO Price. Focus LLC paid a total of $26,001 to Existing Owners who were non-accredited investors.

  •
  Existing Owners who were accredited investors and held fewer than 85,000 common units and incentive units in the aggregate are referred to as "Mandatorily Exchanging Owners." Focus LLC converted all vested and unvested incentive units of Mandatorily Exchanging Owners into the Appropriate Conversion Number of vested and unvested common units, respectively. Mandatorily Exchanging Owners were given an election to sell up to 100% of their vested

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

3. IPO, REORGANIZATION TRANSACTIONS AND USE OF PROCEEDS (Continued)

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

  •
  All outstanding Convertible Preferred Units were converted into common units on a one-for-one basis. The common units held by certain affiliates of the Company's private equity investors were distributed to their owners, some of which were entities treated as corporations for U.S. federal income tax purposes, which are referred to as "blockers." Each blocker then merged with a separate newly formed subsidiary of Focus Inc., with the blocker as the surviving entity. Each owner of each blocker received consideration in the merger equal to one share of Class A common stock for each common unit held. Certain of the common units not held by blockers were exchanged for shares of Class A common stock of the Company.

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

        In connection with the Reorganization Transactions, the Company issued an aggregate of 23,881,002 shares of Class A common stock, non-compensatory stock options to purchase an aggregate

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

3. IPO, REORGANIZATION TRANSACTIONS AND USE OF PROCEEDS (Continued)

of 386,832 shares of Class A common stock, compensatory stock options to purchase an aggregate of 348,577 shares of Class A common stock and an aggregate of 22,499,665 shares of Class B common stock. Due to certain post-closing adjustments, the Company cancelled 240,457 shares of Class A common stock and issued 240,457 shares of Class B common stock effective as of the closing date of the IPO.

Use of Proceeds

        The Company received $565,160 of net proceeds from the sale of the Class A common stock in the IPO including $74,651 in connection with the full exercise of the option to purchase additional shares granted to the underwriters. The Company used $11,137 of the net proceeds to pay Mandatorily Exchanging Owners who elected to sell their units of Focus LLC and $24,400 to pay other Existing Owners who elected to sell their units of Focus LLC. The Company contributed $529,623 of the net proceeds from the IPO to Focus LLC in exchange for 17,583,947 common units of Focus LLC. Focus LLC used $392,535 of such contribution to reduce indebtedness under its Credit Facility (as defined below). The remaining $137,088 of such contribution was used by Focus LLC for acquisitions and general corporate business purposes.

4. NON-CONTROLLING INTERESTS AND LOSS PER SHARE

        Historical loss per share information is not applicable for reporting periods prior to the consummation of the IPO. Net loss attributable to common shareholders is the net loss recorded by the Company based on its interest in Focus LLC during the respective period after the IPO.

        The calculation of controlling and non-controlling interest is as follows as of December 31, 2018:

Focus LLC common units held by continuing owners	22,823,272
Common unit equivalents of outstanding vested and unvested incentive units held by continuing owners(1)	5,139,653

Total common units and common unit equivalents attributable to non-controlling interest	27,962,925
Total common units and common unit equivalents of incentive units outstanding	74,228,828
Non-controlling interest allocation	37.7%
Company's interest in Focus LLC	62.3%

(1)
Focus LLC common units issuable upon conversion of 18,597,474 (see Note 10) vested and unvested Focus LLC incentive units was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company's Class A common stock on the last trading day of the period.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

4. NON-CONTROLLING INTERESTS AND LOSS PER SHARE (Continued)

        The below table contains a reconciliation of net loss to net loss attributable to common shareholders for the year ended December 31, 2018:

Net loss	$(41,087)
Net loss attributable to members of Focus LLC (for the respective period through the IPO)	47,821
Non controlling interest subsequent to the IPO	(7,324)

Net loss attributable to common shareholders	$(590)

        The calculation of basic and diluted loss per share is described below:

        Basic loss per share is calculated utilizing net loss attributable to common shareholders from July 30, 2018 through December 31, 2018 divided by the weighted average number of shares of Class A common stock outstanding during the same period:

Period July 30, 2018 through December 31, 2018
Basic loss per share:
Net loss attributable to common shareholders	$(590)
Weighted average shares of Class A common stock outstanding	43,122,782
Basic loss per share	$(0.01)

        Diluted loss per share is calculated utilizing net loss attributable to common shareholders from July 30, 2018 through December 31, 2018 divided by the weighted average number of shares of Class A common stock outstanding during the same period plus the effect, if any, of the potentially dilutive shares of the Company's Class A common stock from stock options and unvested Class A common stock as calculated using the treasury stock method.

Period July 30, 2018 through December 31, 2018
Diluted loss per share:
Net loss attributable to common shareholders	$(590)
Weighted average shares of Class A common stock outstanding	43,122,782
Effect of dilutive stock options	—
Effect of dilutive unvested Class A common stock	—

Total	43,122,782
Diluted loss per share	$(0.01)

        Diluted loss per share excludes incremental shares of 52,555 and 49,994 related to time-based stock options and unvested Class A common stock, respectively, since the effect would be antidilutive. Diluted loss per share also excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the IPO if the volume weighted average per share price for any

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

4. NON-CONTROLLING INTERESTS AND LOSS PER SHARE (Continued)

ninety calendar day period within such five year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at December 31, 2018.

5. ACQUISITIONS

Business Acquisitions

        The purchase price associated with business acquisitions and the allocation thereof during the years ended December 31, 2016, 2017 and 2018, is summarized as follows:

	2016	2017	2018
Number of business acquisitions closed	12	23	19
Consideration:
Cash due at closing and option premium	$163,067	$362,524	$408,478
Cash due subsequent to closing at net present value and estimated working capital adjustment	1,379	188	39,134
Fair market value of Focus LLC common units issued	43,788	64,728	51,456
Fair market value of Class A common stock issued	—	—	112,461
Fair market value of estimated contingent consideration	12,620	37,551	42,086

Total consideration	$220,854	$464,991	$653,615

Allocation of purchase price:
Total tangible assets	$3,033	$6,095	$14,817
Total liabilities assumed	(517)	(12,273)	(34,411)
Customer relationships	119,850	244,289	294,785
Management contracts	12,917	27,890	30,080
Goodwill	85,455	198,546	347,496
Other intangibles	116	444	848

Total allocated consideration	$220,854	$464,991	$653,615

        A portion of the cash due at closing for one of the Company's 2018 business acquisitions was placed in escrow for the satisfaction of certain indemnifications and other related items, if any.

        Management believes approximately $337,743 of tax goodwill and intangibles related to 2018 business acquisitions will be deductible for tax purposes. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

        The accompanying consolidated statement of operations for the year ended December 31, 2018 includes revenue and income from operations for business acquisitions that are new subsidiary partner firms from the date they were acquired of $105,682 and $15,907, respectively.

Asset Acquisitions

        The Company also separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

5. ACQUISITIONS (Continued)

pursuant to ASC Topic 805, Business Combinations. The Company completed six, two and six asset acquisitions during the years ended December 31, 2016, 2017 and 2018, respectively. Total purchase consideration for asset acquisitions during the year ended December 31, 2016 was $7,336 consisting of $6,324 in cash and $1,012 in restricted common unit consideration. Total purchase consideration for asset acquisitions during the year ended December 31, 2017 was $0. Total purchase consideration, inclusive of transaction costs, for asset acquisitions during the year ended December 31, 2018 was $4,577 in cash and installment payments. Certain asset acquisitions include contingent consideration provisions. The Company records the contingent consideration as additional purchase consideration when the outcome of the contingency is determinable. During the years ended December 31, 2016, 2017 and 2018, the Company paid $3,396, $7,713 and $2,007, respectively, of additional purchase price consideration related to asset acquisitions.

        Intangible assets acquired in asset acquisitions for the years ended December 31, 2016, 2017 and 2018 were as follows:

	2016	2017	2018
Customer relationships	$6,969	$—	$4,352
Other intangibles	367	—	225

Total	$7,336	$—	$4,577

        The weighted-average useful life of intangibles acquired during the years ended December 31, 2016, 2017 and 2018 through business acquisitions and asset acquisitions are as follows:

(in years)	2016	2017	2018
Management contracts	19	19	20
Customer relationships	10	10	10
Other intangibles	5	5	5
Weighted-average useful life of all intangibles acquired	11	11	11

        In May 2016, the Company purchased a minority equity interest in a wealth management firm in Australia for approximately $11,500 in cash that is accounted for using the equity method of accounting. This equity method investment is included in prepaid expenses and other assets in the consolidated balance sheets.

        In June 2018, the Company purchased a minority equity interest in a technology firm in the United States for approximately $20,000 in cash that is accounted for using the cost method of accounting. This cost method investment is included in prepaid expenses and other assets in the consolidated balance sheet as of December 31, 2018.

        From January 1, 2019, to March 28, 2019, the Company completed wealth management business acquisitions for cash consideration of $204,030, plus contingent consideration.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table summarizes the change in the goodwill balances for the years ended December 31, 2016, 2017 and 2018:

	2016	2017	2018
Balance as of January 1:
Goodwill	$255,062	$339,129	$538,113
Cumulative impairment losses	(22,624)	(22,624)	(22,624)

	232,438	316,505	515,489

Goodwill acquired	85,455	198,546	347,496
Other	(1,388)	438	(2,490)

	84,067	198,984	345,006

Balance as of December 31:
Goodwill	339,129	538,113	883,119
Cumulative impairment losses	(22,624)	(22,624)	(22,624)

	$316,505	$515,489	$860,495

        There were no goodwill impairment losses during the years ended December 31, 2016, 2017 and 2018.

        The following table summarizes the amortizing acquired intangible assets at December 31, 2017:

	Gross Carry Amount	Accumulated Amortization	Net Book Value
Customer relationships	$713,966	$(270,629)	$443,337
Management contracts	103,316	(25,976)	77,340
Other intangibles	3,436	(1,831)	1,605

Total	$820,718	$(298,436)	$522,282

        The following table summarizes the amortizing acquired intangible assets at December 31, 2018:

	Gross Carry Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,008,186	$(349,125)	$659,061
Management contracts	133,112	(31,911)	101,201
Other intangibles	4,402	(2,469)	1,933

Total	$1,145,700	$(383,505)	$762,195

        Management contracts and other intangibles are amortized on a straight-line basis over their estimated useful lives ranging from 2 to 20 years. Customer relationships are amortized on a straight-line basis over their estimated useful lives of 4 to 10 years.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Estimated amortization expense for each of the next five years is as follows:

Years Ending December 31,	Amount
2019	$99,679
2020	94,469
2021	91,828
2022	87,214
2023	79,427

7. FIXED ASSETS

        Fixed assets consist of the following at December 31, 2017 and 2018:

	2017	2018
Computers, software development and equipment	$24,351	$31,172
Leasehold improvements	18,798	20,710
Furniture and fixtures	10,304	12,405

Subtotal	53,453	64,287
Less accumulated depreciation and amortization	(32,056)	(39,507)

Total	$21,397	$24,780

8. FAIR VALUE MEASUREMENTS

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

8. FAIR VALUE MEASUREMENTS (Continued)

        The implied fair value of the Company's First Lien Term Loan (as defined below) and Second Lien Term Loan (as defined below) based on Level 2 inputs is as follows as of December 31, 2017 and 2018:

	2017		2018
	Stated Value	Fair Value	Stated Value	Fair Value
First Lien Term Loan	$793,012	$799,952	$798,985	$773,018
Second Lien Term Loan	207,000	208,811	—	—

        For business acquisitions, the Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on Level 3 inputs.

        The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the years ended December 31, 2017 and 2018:

	2017	2018
Balance at January 1,	$26,188	$76,677
Additions to estimated contingent consideration	37,551	42,086
Payments of contingent consideration	(9,435)	(26,237)
Non-cash changes in fair value of estimated contingent consideration	22,294	6,638
Other	79	(259)

Balance at December 31,	$76,677	$98,905

        Estimated contingent consideration is included in other liabilities in the accompanying consolidated balance sheets.

        During the year ended December 31, 2017, the Company paid $9,222 in cash and issued $213 of restricted common units as contingent consideration associated with business acquisitions. During the year ended December 31, 2018, the Company paid $23,816 in cash and issued $2,421 of restricted common units as contingent consideration associated with business acquisitions.

        In determining fair value of the estimated contingent consideration, the acquired business's future performance is estimated using financial projections for the acquired businesses. These financial projections, as well as alternative scenarios of financial performance, are measured against the performance targets specified in each respective acquisition agreement. Historically, the fair value of the Company's estimated contingent consideration was established using the probability weighted-expected return method. The Company currently uses the Monte Carlo Simulation Model to determine the fair value of the Company's estimated contingent consideration. This approach is deemed more appropriate based on the non-linear nature of the Company's contingent consideration arrangements consistent with current valuation practices.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

8. FAIR VALUE MEASUREMENTS (Continued)

        The significant unobservable input used in the fair value measurement of the Company's estimated contingent consideration is the forecasted growth rates over the measurement period. Significant increases or decreases in the Company's forecasted growth rates over the measurement would result in a higher or lower fair value measurement.

        Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2017 and 2018 are summarized below:

Quantitative Information About Level 3 Fair Value Measurements
Fair Value at December 31, 2017	Valuation Techniques	Unobservable Input	Range
$76,677	Monte Carlo Simulation Model	Forecasted growth rates	(0.8)% - 24.9%

Quantitative Information About Level 3 Fair Value Measurements
Fair Value at December 31, 2018	Valuation Techniques	Unobservable Input	Range
$98,905	Monte Carlo Simulation Model	Forecasted growth rates	(16.2)% - 18.7%

9. CREDIT FACILITY

        As of December 31, 2016, Focus LLC had a credit facility of approximately $1,067,000 consisting of term and revolving loans, inclusive of an accordion feature of $255,000 (the "Old Credit Facility"). The Old Credit Facility had a June 2020 maturity date.

        In July 2017, Focus LLC entered into new credit facilities (collectively, the "Credit Facility"). The Credit Facility initially consisted of a $795,000 first lien term loan (the "First Lien Term Loan"), a $250,000 first lien revolving credit facility (the "First Lien Revolver"), and a $207,000 second lien term loan (the "Second Lien Term Loan"). In connection with the Credit Facility, Focus LLC repaid all amounts outstanding under the Old Credit Facility with the proceeds from the Credit Facility and wrote off all deferred financing costs related to the Old Credit Facility resulting in a $8,106 loss on extinguishment of borrowings during the year ended December 31, 2017.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

9. CREDIT FACILITY (Continued)

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

        Focus LLC repaid the $207,000 Second Lien Term Loan in July 2018. In connection with these amendments, Focus LLC incurred debt financing costs of $4,990 and recognized a loss of extinguishment of debt of $7,060 during the year ended December 31, 2018.

        Focus LLC's obligations under the Credit Facility are collateralized by the majority of Focus LLC's assets. The Credit Facility contains various customary covenants, including, but not limited to:

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

9. CREDIT FACILITY (Continued)

(i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property and (v) declaring dividends or making other restricted payments.

        At December 31, 2018, Focus LLC's First Lien Leverage Ratio was 3.33:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Focus LLC is also subject to contingent principal payments based on excess cash flow (as defined in the Credit Facility) commencing with and including the fiscal year ending December 31, 2018 if the First Lien Leverage Ratio exceeds 3.75:1.00.

        The Company defers and amortizes its debt financing costs over the respective terms of the First Lien Term Loan, First Lien Revolver and Second Lien Term Loan. The debt financing costs related to the First Lien Term Loan and Second Lien Term Loan are recorded as a reduction of the carrying amounts of the First Lien Term Loan and Second Lien Term Loan in the consolidated balance sheets. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs-net in the consolidated balance sheets.

        The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the consolidated balance sheets at December 31, 2017 and 2018:

	2017	2018
First Lien Term Loan	$793,012	$798,985
First Lien Revolver	—	40,000
Second Lien Term Loan	207,000	—
Unamortized debt financing costs	(16,646)	(2,403)
Unamortized discount	(2,864)	—

Total	$980,502	$836,582

        In connection with the First Lien Revolver closing in July 2017 and the amendment effective in July 2018, Focus LLC incurred $14,735 and $1,904, respectively, in deferred financing costs. At December 31, 2017 and 2018, unamortized debt financing costs associated with the First Lien Revolver of $13,278 and $12,340, respectively, were recorded in debt financing costs-net in the consolidated balance sheets. There were no First Lien Revolver amounts outstanding at December 31, 2017. At December 31, 2018, the First Lien Revolver amount outstanding was $40,000.

        Weighted-average interest rates for borrowings was approximately 5% for the year ended December 31, 2017 and 6% for the year ended December 31, 2018.

        As of December 31, 2017 and 2018, the First Lien Revolver available unused commitment line was $247,768 and $605,793 respectively.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

9. CREDIT FACILITY (Continued)

        As of December 31, 2017 and 2018, Focus LLC was contingently obligated for letters of credit in the amount of $2,232 and $4,207, respectively, each bearing interest at an annual rate of approximately 3% and 1%, respectively.

10. EQUITY

        The following is a summary of the capital stock of the Company:

Class A Common Stock

Voting Rights

        Holders of shares of the Company's Class A common stock are entitled to one vote per share held of record on all matters to be voted upon by the shareholders. The holders of Class A common stock do not have cumulative voting rights in the election of directors.

Dividend Rights

        Holders of shares of the Company's Class A common stock are entitled to ratably receive dividends when and if declared by the Company's Board of Directors (the "Board") out of funds legally available for that purpose, subject to any statutory or contractual restrictions on the payment of dividends and to any prior rights and preferences that may be applicable to any outstanding preferred stock.

Liquidation Rights

        Upon the Company's liquidation, dissolution, distribution of assets or other winding up, the holders of Class A common stock are entitled to receive ratably the assets available for distribution to the shareholders after payment of liabilities and the liquidation preference of any of the Company's outstanding shares of preferred stock.

Other Matters

        The shares of the Company's Class A common stock have no preemptive or conversion rights and are not subject to further calls or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Class A common stock. All outstanding shares of the Company's Class A common stock are fully paid and non-assessable.

Class B Common Stock

Voting Rights

        Holders of shares of the Company's Class B common stock are entitled to one vote per share held of record on all matters to be voted upon by the shareholders. Holders of shares of the Company's Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company's shareholders for their vote or approval, except the amendment of certain

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

10. EQUITY (Continued)

provisions of the Company's certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B common stock so as to affect them adversely must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a single class, or as otherwise required by applicable law.

Dividend and Liquidation Rights

        Holders of the Company's Class B common stock do not have any right to receive dividends, unless the dividend consists of shares of the Company's Class B common stock or of rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class B common stock paid proportionally with respect to each outstanding share of our Class B common stock and a dividend consisting of shares of Class A common stock or of rights, options, warrants or other securities convertible or exercisable into or exchangeable for shares of Class A common stock on equivalent terms is simultaneously paid to the holders of Class A common stock. Holders of the Company's Class B common stock do not have any right to receive a distribution upon a liquidation, dissolution or winding up of the Company.

Preferred Stock

        The Company's certificate of incorporation authorizes the Board, subject to any limitations prescribed by law, without further shareholder approval, to establish and to issue from time to time one or more classes or series of preferred stock, par value $0.01 per share, covering up to an aggregate of 500,000,000 shares of preferred stock. Each class or series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of preferred stock will not be entitled to vote at or receive notice of any meeting of shareholders.

2018 Omnibus Incentive Plan

        On July 30, 2018, the Board adopted the Focus Financial Partners Inc. 2018 Omnibus Incentive Plan (the "Omnibus Plan") for the employees, consultants and the directors of the Company and its affiliates who perform services for it. The Omnibus Plan provides for potential grants of the following awards with respect to shares of the Company's Class A common stock, to the extent applicable: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options or any other form of stock options; (iii) restricted stock awards; (iv) phantom stock awards; (v) restricted stock units; (vi) bonus stock; (vii) performance awards; (viii) annual cash incentive awards; (ix) any of the foregoing award types (other than incentive stock options) as awards related to Focus LLC's units; and (x) incentive units in Focus LLC.

        The maximum aggregate number of shares of the Company's Class A common stock that may be issued pursuant to awards under the Omnibus Plan shall not exceed 6,000,000 shares (including such number of Focus LLC's units or other securities which can be exchanged or converted into shares of

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

10. EQUITY (Continued)

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

        In connection with the IPO and Reorganization Transactions described in Note 3, the Company granted: (i) fully vested non-compensatory stock options to purchase an aggregate of 386,832 shares of Class A common stock, (ii) compensatory stock options to purchase an aggregate of 348,577 shares of Class A common stock which vest in three equal installments on December 31, 2018, 2019 and 2020, (iii) 178,608 shares of unvested Class A common stock which vest in three equal installments on December 31, 2018, 2019 and 2020 and (iv) market-based stock options to purchase an aggregate of 155,000 shares of Class A common stock that vest on the fifth anniversary of the pricing of the IPO if the volume weighted average per share price for any ninety calendar day period within such five year period immediately following the pricing of the IPO reaches at least $100.

        The following table provides information relating to the status of, and changes in, the Company's stock options granted during year ended December 31, 2018:

	Stock Options	Weighted Average Exercise Price
Outstanding—January 1, 2018	—	$—
Granted	1,401,276	31.34
Forfeited	—	—

Outstanding—December 31, 2018	1,401,276	31.34

Vested—December 31, 2018	503,014	33.00

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

10. EQUITY (Continued)

        The following table provides information relating to the status of, and changes in, the Company's unvested Class A common stock granted during the year ended December 31, 2018:

	Unvested Class A Common Stock	Weighted Average Grant Date Fair Value
Outstanding—January 1, 2018	—	$—
Granted	178,608	33.00
Forfeited	—	—
Vested	(59,530)	33.00

Outstanding—December 31, 2018	119,078	33.00

        For the purpose of calculating equity-based compensation expense for time-based stock option awards, the grant date fair value was determined through the application of the Black-Scholes model with the following weighted average assumptions:

Expected term	7.3 years
Expected unit price volatility	32%
Risk-free interest rate	2.81%
Expected dividend yield	—%
Weighted average grant date fair value	$12.56

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

        The Company recognized $7,725 of compensation expense in relation to the stock options and unvested Class A common stock issued during the year ended December 31, 2018 inclusive of a one-time non-cash equity compensation expense of $4,504 in connection with the IPO and Reorganization Transactions.

        Total unrecognized expense, adjusted for estimated forfeitures, related to unvested stock options at December 31, 2018 was $6,583 and is expected to be recognized over a weighted-average period of 3.3 years.

        Total unrecognized expense, adjusted for estimated forfeitures, related to unvested Class A common stock at December 31, 2018 was $3,266, and is expected to be recognized over a period of 2.0 years.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

10. EQUITY (Continued)

Focus LLC Common Units

        As of December 31, 2018, Focus LLC had 22,823,272 common units that had a corresponding share of the Company's Class B common stock outstanding.

        Each common unit holder and incentive unitholder of Focus LLC (other than the Company), subject to certain limitations, has the right to cause Focus LLC to redeem all or a portion of their vested common units and vested incentive units ("Exchange Right"). Upon an exercise of an Exchange Right with respect to vested incentive units, such incentive units will first be converted into a number of common units that takes into account the then-current value of the common units and such incentive units' aggregate hurdle amount. Upon an exercise of an Exchange Right with respect to vested common units, and immediately after the conversion of vested incentive units into common units, Focus LLC will acquire each tendered common unit for, at its election, (i) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) an equivalent amount of cash. In addition, in connection with any redemption of vested common units (other than common units received upon a conversion of incentive units as described in this paragraph), the corresponding shares of Class B common stock will be cancelled. Alternatively, upon the exercise of any Exchange Right, the Company (instead of Focus LLC) will have the right to acquire each tendered common unit (and corresponding share of Class B common stock, as applicable) from the exchanging unitholder for, at its election, (i) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) an equivalent amount of cash. The Exchange Rights are subject to certain limitations and restrictions intended to ensure that Focus LLC will continue to be treated as a partnership for U.S. federal income tax purposes.

        During the years ended December 31, 2016 and 2017 Focus LLC recorded $516 and $263, respectively, of non-cash equity compensation expense for certain common units that met time-based vesting criteria.

Focus LLC Incentive Units

        Focus LLC's Operating Agreement provides for the granting of incentive units. Grants are designed as profits interests, which entitle a holder to receive distributions in excess of a specific hurdle amount, subject to the provisions of Focus LLC's Operating Agreement. Incentive unit vesting provisions are either time-based or market-based.

        The Company uses the Black-Scholes option-pricing model to determine the fair value of time-based incentive units. The determination of the fair value using the Black-Scholes option-pricing model is affected by the Company's estimated common unit price, as well as by assumptions regarding a number of complex and subjective variables. These variables include the Company's expected unit price volatility over the term of the incentive unit, expected term, risk-free interest rates and expected dividend yield.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

10. EQUITY (Continued)

        The estimated grant-date fair values of the 2016, 2017 and 2018 time-based incentive unit grants were calculated based on the following weighted-average assumptions:

	2016	2017	2018
Expected term	4.4 years	4.0 years	4.0 years
Expected unit price volatility	38%	37%	31%
Risk-free interest rate	1.39%	1.79%	2.53%
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value	$5.94	$6.64	$7.71

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

        The Company has recorded $7,948, $10,090 and $36,707 of non-cash equity compensation expense for incentive units during the years ended December 31, 2016, 2017 and 2018, respectively. Non-cash equity compensation expense for the year ended December 31, 2016 includes non-cash equity compensation expense of $1,092 related to 192,106 time based incentive units that were modified and vested. Non-cash equity compensation expense for the year ended December 31, 2017 includes non-cash equity compensation expense related to time and performance based incentive units that were vested in connection with the issuance of Convertible Preferred Units as discussed below. Non-cash

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

10. EQUITY (Continued)

equity compensation expense for the year ended December 31, 2018 includes one-time non-cash equity compensation expense of $14,756 related to certain time-based incentive units that were modified and vested or exchanged for Focus LLC common units in connection with the IPO and Reorganization Transactions described in Note 3.

        Total unrecognized expense, adjusted for estimated forfeitures, related to unvested incentive units at December 31, 2018, was $37,336 and is expected to be recognized over a weighted-average period of 3.53 years.

        The following table provides information relating to the status of, and changes in, Focus LLC incentive units granted during the years ended December 31, 2016, 2017 and 2018:

	Incentive Units	Weighted Average Hurdle Price
Outstanding—January 1, 2016	11,866,782	$10.75
Granted	396,326	17.94
Forfeited	(22,575)	14.13
Redeemed	(6,250)	12.20

Outstanding—December 31, 2016	12,234,283	10.97

Vested—December 31, 2016	8,659,527	9.47

Outstanding—January 1, 2017	12,234,283	10.97
Granted	6,193,042	21.30
Forfeited	(392,375)	16.50
Redeemed	(2,805,911)	8.25

Outstanding—December 31, 2017	15,229,039	15.53

Vested—December 31, 2017	8,237,146	11.22

Outstanding—January 1, 2018	15,229,039	15.53
Granted	6,426,715	30.73
Forfeited	(311,625)	22.26
Redeemed	(2,746,655)	15.79

Outstanding—December 31, 2018	18,597,474	20.63

Vested—December 31, 2018	9,910,399	14.19

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

10. EQUITY (Continued)

        Incentive units outstanding and vested at December 31, 2018 were as follows:

Hurdle Rates	Number Outstanding	Vested Incentive Units
$1.42	175,421	175,421
5.50	97,798	97,798
6.00	56,702	56,702
7.00	514,609	514,609
9.00	2,129,341	2,129,341
11.00	1,422,779	1,422,779
12.00	520,000	520,000
13.00	933,821	927,155
14.00	80,205	58,268
16.00	180,552	180,552
17.00	80,000	65,000
19.00	920,213	813,963
21.00	3,975,500	2,475,500
22.00	1,368,417	342,104
23.00	524,828	131,207
27.00	29,484	—
28.50	1,755,304	—
33.00	3,832,500	—

	18,597,474	9,910,399

        During the years ended December 31, 2016, 2017 and 2018, the Company had other non-cash equity compensation expenses, which amount to $56, $157 and $36, respectively.

Focus LLC Convertible Preferred Units

        In July 2017, pursuant to a series of transactions and a tender offer, new investors acquired 30,918,280 of the Company's Convertible Preferred Units at a price of $21 per unit for $649,284. Such funds, together with a portion of the proceeds from the Credit Facility (see Note 9), were used primarily to create cash liquidity for existing holders of Senior Preferred Units, Junior Preferred Units, common units and incentive units. In connection with the transactions, accrued preferred return of $44,815 related to Senior Preferred Units and Junior Preferred Units was converted, redeemed or recapitalized and $3,063 of accrued preferred return was paid in cash. The Convertible Preferred Units were recorded at $21 per unit, their fair value on the effective date of the transactions, net of transaction expenses of $2,012.

        The new investors acquired the Senior Preferred Units and Junior Preferred Units from certain of Focus LLC's existing preferred unitholders for $207,014, net of transaction expenses, and from Focus LLC for $442,270. Through the tender offer, Focus LLC subsequently retired 17,195,412 Senior Preferred Units, 10,332,956 Junior Preferred Units, 6,521,720 common units, and 2,767,911 incentive

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

10. EQUITY (Continued)

units. The price per unit paid for Senior Preferred Units, Junior Preferred Units and common units was $21 per unit reduced by an allocation of transaction expenses of $15,500 (borne by the selling unitholders). The price per unit paid for incentive units was $21 per unit reduced by an allocation of transaction expenses of $15,500 (borne by the selling unitholders) and the applicable hurdle rate of the incentive units. The Company accounted for the units acquired in the tender offer as a repurchase and retirement of the respective units with the difference between the cash paid and the carrying amount of the respective units, if any, recorded in accumulated deficit. Senior Preferred Units of 2,380,952 and Junior Preferred Units of 58,495 that were not tendered by the investors were recapitalized as 2,439,447 of Convertible Preferred Units.

        In connection with the issuance of the Convertible Preferred Units, the Company recognized additional non-cash equity compensation expense of $24,369 related to certain common units and incentive units that were modified or contractually vested as a result of the transactions.

        The Company incurred certain legal, audit, tax and other professional fee costs in connection with the planned initial public offering that were initially capitalized. As a result of the Convertible Preferred Unit transaction, the planned initial public offering was delayed. Accordingly, the Company expensed $9,840 of costs initially capitalized in connection with the planned initial public offering in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2017.

        In connection with the Reorganization Transactions described in Note 3, as of July 30, 2018, outstanding Convertible Preferred Units were converted into common units on a one-for-one basis.

Cash compensation expense

        In connection with the payment of cash of 25% in excess of the Gross IPO Price to Existing Owners who were not accredited investors and the payment of cash of 65% of the fair market value of non-compensatory stock options to Mandatorily Exchanging Owners in the Reorganization Transactions described in Note 3, the Company recognized a one-time cash compensation expense of $5,926 during the year ended December 31, 2018.

11. INCOME TAXES

        In connection with the IPO and Reorganization Transactions, Focus Inc. became a holding company whose sole material asset is a membership interest in Focus LLC, and, as a result, Focus Inc. became subject to U.S. federal, state and local income taxes on Focus Inc.'s allocable portion of taxable income from Focus LLC. Focus LLC is treated as a partnership for U.S. federal income tax purposes. Accordingly, Focus LLC is generally not and has not been subject to U.S. federal and certain state income taxes at the entity level, although it has been subject to the New York City Unincorporated Business Tax, and certain of its subsidiaries have been subject to U.S. federal, state and local or foreign income taxes. Instead, for U.S. federal and certain state income tax purposes, the income, deductions, losses and credits of Focus LLC are passed through to its unitholders, which after the IPO includes Focus Inc. Focus LLC has historically made tax distribution payments in accordance with its Third Amended and Restated Operating Agreement, which was replaced by the Operating Agreement on

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

11. INCOME TAXES (Continued)

July 30, 2018, and Focus Inc. intends to cause Focus LLC to continue to make tax distribution payments, to the extent of available cash, in accordance with the Operating Agreement.

        For tax years beginning on or after January 1, 2018, Focus LLC is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the "Centralized Partnership Audit Regime"). Under the Centralized Partnership Audit Regime, any IRS audit of Focus LLC would be conducted at the partnership level and, if the IRS determines an adjustment, the default rule is that Focus LLC would pay an "imputed underpayment" including interest and penalties, if applicable. Focus LLC may instead elect to make a "push-out" election, in which case the partners for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns. Our partnership agreement provides that if Focus LLC receives an imputed underpayment, a "push-out" election may be made. Any payments that the Company ultimately makes on behalf of its current partners will be reflected as a distribution, rather than tax expense, at the time that such distribution is declared.

        On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. Among other things, the Tax Act reduced the U.S. federal corporate income tax rate from a maximum rate of 35%, to a rate of 21%, effective January 1, 2018. The change in the U.S. federal corporate income tax rate resulted in the remeasurement of certain of the Company's deferred tax assets and liabilities during the year ended December 31, 2017, based on the reduction in the tax rate at which they are expected to reverse. Such remeasurement resulted in an income tax benefit of $2,653 for the year ended December 31, 2017.

        Income tax expense for year ended December 31, 2018 is primarily related to U.S. federal, state and local income taxes imposed on Focus Inc.'s allocable portion of taxable income from Focus LLC subsequent to the IPO and Reorganization Transactions. The allocable portion of taxable income primarily differs from the net loss attributable to Focus Inc. due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

        The following represents the U.S. and foreign components of income (loss) before income tax for the years ended December 31, 2016, 2017 and 2018:

	2016	2017	2018
Income (loss) before income tax:
United States	$14,912	$(52,276)	$(41,636)
Foreign	1,791	2,416	9,999

Total income (loss) before income tax	$16,703	$(49,860)	$(31,637)

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

11. INCOME TAXES (Continued)

        The following represents the U.S. and foreign components of income tax expense (benefit) for the years ended December 31, 2016, 2017 and 2018:

	2016	2017	2018
Current provision:
Federal	$164	$1,020	$1,511
State and local	300	477	1,080
Foreign	434	980	2,132

Subtotal	898	2,477	4,723

Deferred provision (benefit):
Federal	102	(3,455)	3,932
State and local	(43)	(49)	954
Foreign	24	(474)	(159)

Subtotal	83	(3,978)	4,727

Total income tax expense (benefit)	$981	$(1,501)	$9,450

        At December 31, 2017 and 2018, tax effects of book/tax temporary differences give rise to deferred tax assets (liabilities) as follows:

	2017	2018
Deferred tax assets:
Investment in Focus LLC	$—	$62,618
Net operating loss carryforwards	272	5,842
Business interest carryforwards	—	1,219
Intangible assets	119	532
Deferred rent and other	356	410

Gross deferred tax assets	747	70,621
Valuation allowance	(31)	—

Deferred tax assets	716	70,621

Deferred tax liabilities:
Intangible assets	(6,923)	(6,248)
Fixed assets and other	(201)	(288)

Gross deferred tax liabilities	(7,124)	(6,536)

Net deferred tax assets (liabilities)	$(6,408)	$64,085

        At December 31, 2018, approximately $5,924 of deferred tax liabilities were recorded as other liabilities in the consolidated balance sheets. At December 31, 2017, approximately $6,966 of deferred tax liabilities were recorded as other liabilities in the consolidated balance sheets.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

11. INCOME TAXES (Continued)

        A reconciliation of the differences between the U.S. federal statutory tax rate and the effective tax rate for the years ended December 31, 2016, 2017 and 2018 is as follows:

	2016	2017	2018
U.S. federal statutory tax rate	35.0%	35.0%	21.0%
Income passed through to individual members	(35.3)	(36.8)	(31.9)
Foreign income taxes	2.7	(1.0)	(6.2)
Non-cash equity compensation expense	—	—	(5.8)
Other non-deductible expenses	3.3	(0.3)	(1.6)
Valuation allowance	(1.2)	1.6	0.1
State and local income taxes, net of U.S. federal tax benefit	1.2	(0.7)	(6.1)
Remeasurement of deferred taxes	—	5.3	—
Other	0.2	(0.1)	0.6

Effective income tax rate	5.9%	3.0%	(29.9)%

        At December 31, 2018, the Company had approximately $21,535 of U.S. federal net operating loss carryforwards and a comparable amount of state net operating losses generated from the same losses and deductions. U.S. federal net operating losses of approximately $7,432 begin to expire in 2037, while the remaining balance of approximately $14,103 has an indefinite carryforward period. Certain state net operating losses expire in various years between 2022 and 2037, while certain state net operating losses have an indefinite carryforward period. In addition, at December 31, 2018, a corporate subsidiary of Focus LLC had U.S. federal net operating loss carryforwards of $800 which will begin to expire in 2033.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the uncertainty regarding the Company's ability to utilize certain deferred tax assets in the future, the Company provided a valuation allowance of $31 and $0 at December 31, 2017 and 2018, respectively, against certain of its deferred tax assets, which more than likely will not be realized.

        The Company files tax returns in U.S. federal, local and state jurisdictions and certain of the Company's subsidiaries file income tax returns in foreign jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2015. In addition, open tax years related to local, state and foreign jurisdictions remain subject to examination, but are not considered material to the Company's consolidated financial position, results of operations or cash flows. The Company is not aware of any tax position for which it is reasonably possible that the total amount of unrecognized benefits will change materially in the next 12 months.

12. TAX RECEIVABLE AGREEMENTS

        In connection with the Reorganization Transactions and the closing of the IPO, Focus Inc. entered into two Tax Receivable Agreements (the "Tax Receivable Agreements"): one with certain entities affiliated with the Private Equity Investors and the other with certain other continuing and former

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

12. TAX RECEIVABLE AGREEMENTS (Continued)

owners of Focus LLC (the parties to the two agreements collectively, the "TRA holders"). The agreements generally provide for the payment by the Company to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in connection with the Reorganization Transactions and in periods after the IPO, as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. The Company will retain the benefit of the remaining 15% of these cash savings.

        As a result of the Reorganization Transactions and the exchange of certain units of Focus LLC in connection with the IPO, Focus Inc. recorded a liability of approximately $39,156 relating to its obligations under the Tax Receivable Agreements. The Company recorded a corresponding decrease in additional paid-in capital. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to the amount recorded in connection with the IPO.

13. COMMITMENTS AND CONTINGENCIES

Office Facilities

        The Company rents office space under operating leases with various expiration dates. Future minimum lease commitments under these operating leases as of December 31, 2018 were as follows:

Years Ending December 31,	Amount
2019	$35,426
2020	31,695
2021	24,813
2022	20,906
2023	16,743
2024 and thereafter	50,045

Total minimum lease payments	$179,628

        Rent expense for the years ended December 31, 2016, 2017 and 2018 was approximately $16,716, $23,061 and $32,514, respectively.

Credit Risk

        The Company's broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company's broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company's broker-dealer subsidiaries for losses that result from a counterparty's failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2017 and 2018, the Company had recorded no liabilities in connection with this right.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

        The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management's review of the financial stability of the institution. At December 31, 2017 and 2018, a significant portion of cash and cash equivalents were held at a single institution.

Contingent Consideration Arrangements

        As discussed in Note 2, contingent consideration is payable in the form of cash, and in some cases, equity. Since the contingent consideration to be paid is based on the growth of forecasted financial performance levels over a number of years, the Company cannot calculate the maximum contingent consideration that may be payable under these arrangements.

Legal and Regulatory Matters

        In the ordinary course of business, the Company is involved in lawsuits and other claims. The Company has insurance to cover certain losses that arise in such matters; however, this insurance may not be sufficient to cover these losses. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of any existing legal matters will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

Indemnifications

        In the ordinary course of business, the Company enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

        Management believes that the likelihood of any liability arising under these indemnification provisions is remote. Management cannot estimate any potential maximum exposure due to both the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of the Company. Consequently, no liability has been recorded in the consolidated balance sheets.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

14. EMPLOYEE BENEFIT PLANS

        The Company and its subsidiaries have defined contribution retirement plans, including 401(k) and profit-sharing plans covering eligible employees. During the years ended December 31, 2016, 2017 and 2018, the amounts recorded in expense relating to these plans were $4,804, $7,485 and $8,329, respectively, and are included in compensation and related expenses in the consolidated statements of operations.

15. NET CAPITAL REQUIREMENTS

        Certain of the Company's regulated subsidiaries are subject to minimum net capital requirements. As of December 31, 2017 and 2018, all regulated subsidiaries subject to minimum net capital requirements individually had net capital in excess of minimum net capital requirements. As of December 31, 2017, these subsidiaries had aggregate net capital of $10,612, which was $9,377 in excess of aggregate minimum net capital requirements of $1,235. As of December 31, 2018, these subsidiaries had aggregate net capital of $12,990, which was $11,880 in excess of aggregate minimum net capital requirements of $1,110

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

16. CASH FLOW INFORMATION

	2016		2017	2018
Supplemental disclosures of cash flow information—cash paid during the year for:
Interest		$21,199	$41,840	$56,584

Income taxes		$2,252	$3,357	$6,149

Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions		$12,620	$37,551	$42,086

Fair market value of restricted common units in connection with acquisitions and contingent consideration		$44,966	$65,064	$53,877

Fair market value of Class A common stock in connection with acquisitions		$—	$—	$112,461

Accretion of senior preferred units return		$12,022	$6,249	$—

Accretion of senior preferred units to estimated redemption value		$23,036	$17,463	$—

Accretion of junior preferred units return		$1,293	$672	$—

Accretion of junior preferred units to estimated redemption value		$10,787	$8,452	$—

Net tangible assets (liabilities) acquired in connection with business acquisitions		$2,516	$(6,178)	$(19,594)

Discount on proceeds from credit facilities		$—	$3,064	$—

Purchase price installments related to acquisitions		$1,379	$—	$39,134

Deferred taxes and tax receivable agreements		$—	$—	$62,454

Other	$		$188	$228

17. RELATED PARTIES

        The Company reimburses the Company's Chief Executive Officer for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the years ended December 31, 2016, 2017 and 2018, the Company recognized expenses $612, $770 and $1,712, respectively, related to these reimbursements.

        Affiliates of certain holders of the Company's Class A common stock and Class B common stock received underwriting fees of $6,244 in connection with the Company's IPO.

        Affiliates of certain holders of the Company's Class A common stock and Class B common stock are lenders under the First Lien Term Loan.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018

(In thousands, except unit data, share and per share amounts)

18. OTHER

        In March 2018, the Company recognized a gain on sale of investment of $5,509 related to an investment in a financial service company previously carried at cost. The gain on sale of investment is presented in other income (expense) in the Company's consolidated statement of operations for the year ended December 31, 2018.

19. SUPPLEMENTAL FINANCIAL INFORMATION

        Consolidated Quarterly Results of Operations (Unaudited):

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Revenues	$135,546	$157,230	$180,254	$189,857
Operating expenses	124,152	154,767	191,263	186,952

Income (loss) from operations	11,394	2,463	(11,009)	2,905
Net income (loss)	$4,451	$(5,239)	$(37,881)	$(9,690)
Non-controlling interests(1)	N/A	N/A	N/A	N/A

Net income (loss) attributable to Common Shareholders(1)	N/A	N/A	N/A	N/A

Income (loss) per share of Class A common stock(1):
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Revenues	$196,229	$231,435	$235,701	$247,515
Operating expenses	183,683	219,721	249,958	213,084

Income (loss) from operations	12,546	11,714	(14,257)	34,431
Net income (loss)	$(12,054)	$(7,656)	$(38,924)	$17,547
Non-controlling interests(1)	N/A	N/A	28,726	(7,939)

Net income (loss) attributable to Common Shareholders(1)	N/A	N/A	$(10,198)	$9,608

Income (loss) per share of Class A common stock(1):
Basic	N/A	N/A	$(0.24)	$0.22
Diluted	N/A	N/A	$(0.24)	$0.22

(1)
Not applicable for periods prior to the date of the Company's IPO in July 2018.

        Income (loss) per share of Class A common stock for the quarterly periods may not sum to Income (loss) per share of Class A common stock for the respective yearly period due to rounding.