Form 10-Q
period 2019-03-31
Focus Financial Partners Inc.
filed 2019-05-09
CIK 1651052

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38604

Focus Financial Partners Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	47-4780811 (I.R.S. Employer Identification No.)
875 Third Avenue, 28th Floor New York, NY (Address of Principal Executive Offices)	10022 (Zip Code)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	FOCS	Nasdaq Global Select Market

         As of May 3, 2019, the registrant had 46,692,832 shares of Class A common stock and 22,568,831 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

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
  IPO and Reorganization Transactions;

  •
  U.S. corporate federal income taxes; and

  •
  Noncontrolling interest held by other members of Focus LLC after the IPO and Reorganization Transactions.

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share amounts)

	December 31, 2018	March 31, 2019
ASSETS
Cash and cash equivalents	$33,213	$83,779
Accounts receivable less allowances of $576 at 2018 and $661 at 2019	98,596	119,202
Prepaid expenses and other assets	76,150	83,501
Fixed assets—net	24,780	24,860
Operating lease assets	—	171,189
Debt financing costs—net	12,340	11,666
Deferred tax assets—net	70,009	75,360
Goodwill	860,495	945,503
Other intangible assets—net	762,195	881,096

TOTAL ASSETS	$1,937,778	$2,396,156

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable	$8,935	$13,603
Accrued expenses	36,252	42,054
Due to affiliates	39,621	41,281
Deferred revenue	6,215	7,870
Other liabilities	158,497	169,717
Operating lease liabilities	—	181,597
Borrowings under credit facilities (stated value of $838,985 and $1,086,978 at December 31, 2018 and March 31, 2019, respectively)	836,582	1,084,683
Tax receivable agreements obligation	39,156	43,075

TOTAL LIABILITIES	1,125,258	1,583,880

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Class A common stock, par value $0.01, 500,000,000 shares authorized; 46,265,903 and 46,675,183 shares issued and outstanding at December 31, 2018 and March 31, 2019, respectively	462	467
Class B common stock, par value $0.01, 500,000,000 shares authorized; 22,823,272 and 22,568,831 shares issued and outstanding at December 31, 2018 and March 31, 2019, respectively	228	225
Additional paid-in capital	471,386	459,488
Accumulated deficit	(590)	(3,532)
Accumulated other comprehensive loss	(1,824)	(1,594)

Total shareholders' equity	469,662	455,054
Non-controlling interest	342,858	357,222

Total equity	812,520	812,276

TOTAL LIABILITIES AND EQUITY	$1,937,778	$2,396,156

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended March 31,
	2018	2019
REVENUES:
Wealth management fees	$184,323	$243,084
Other	11,906	16,840

Total revenues	196,229	259,924

OPERATING EXPENSES:
Compensation and related expenses	73,349	101,448
Management fees	46,300	57,006
Selling, general and administrative	36,287	52,257
Management contract buyout	—	1,428
Intangible amortization	19,494	28,741
Non-cash changes in fair value of estimated contingent consideration	6,371	7,414
Depreciation and other amortization	1,882	2,313

Total operating expenses	183,683	250,607

INCOME FROM OPERATIONS	12,546	9,317

OTHER INCOME (EXPENSE):
Interest income	142	197
Interest expense	(14,272)	(12,859)
Amortization of debt financing costs	(959)	(782)
Gain on sale of investment	5,509	—
Loss on extinguishment of borrowings	(14,011)	—
Other income (expense)—net	93	(236)
Income from equity method investments	74	314

Total other expense-net	(23,424)	(13,366)

LOSS BEFORE INCOME TAX	(10,878)	(4,049)
INCOME TAX EXPENSE (BENEFIT)	1,176	(1,221)

NET LOSS	$(12,054)	(2,828)

Non-controlling interest		(114)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS		$(2,942)

Loss per share of Class A common stock:
Basic		$(0.06)

Diluted		$(0.06)

Weighted average shares of Class A common stock outstanding:
Basic		46,211,599

Diluted		46,211,599

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive loss

(In thousands)

	For the three months ended March 31,
	2018	2019
Net loss	$(12,054)	$(2,828)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(384)	354

Comprehensive loss	$(12,438)	(2,474)

Less: Comprehensive income attributable to noncontrolling interest		(238)

Comprehensive loss attributable to common shareholders		$(2,712)

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the three months ended March 31,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,054)	$(2,828)
Adjustments to reconcile net loss to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	19,494	28,741
Depreciation and other amortization	1,882	2,313
Amortization of debt financing costs	959	782
Non-cash equity compensation expense	3,854	3,921
Non-cash changes in fair value of estimated contingent consideration	6,371	7,414
Income from equity method investments	(74)	(314)
Distributions received from equity method investments	344	263
Other non-cash items	(368)	(575)
Loss on extinguishment of borrowings	14,011	—
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(11,017)	(20,690)
Prepaid expenses and other assets	(8,167)	(5,788)
Accounts payable	1,410	4,662
Accrued expenses	5,383	3,741
Due to affiliates	(9,914)	1,723
Other liabilities	(1,280)	(7,537)
Deferred revenue	1,891	85

Net cash provided by operating activities	12,725	15,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(25,531)	(203,394)
Purchase of fixed assets	(2,312)	(1,875)
Other	(3,400)	—

Net cash used in investing activities	(31,243)	(205,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	—	295,000
Repayments of borrowings under credit facilities	(1,987)	(47,007)
Contingent consideration paid	(2,180)	(7,649)
Payments of debt financing costs	(634)	—
Proceeds from exercise of stock options	—	214
Payments on finance lease obligations	(59)	(57)
Distributions for unitholders	(138)	(596)

Net cash (used in) provided by financing activities	(4,998)	239,905

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	10	17

CHANGE IN CASH AND CASH EQUIVALENTS	(23,506)	50,566
CASH AND CASH EQUIVALENTS:
Beginning of period	51,455	33,213

End of period	$27,949	$83,779

See Note 14 for supplemental cash flow disclosure
See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.
Unaudited condensed consolidated statements of changes in members' deficit/shareholders' equity
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (Loss)		Total Members' Deficit/ Shareholders' Equity
					Additional Paid-In Capital	Accumulated Deficit				Non-controlling Interest
	Shares	Amount	Shares	Amount				Common Units			Total Equity
Balance at January 1, 2018	—	$—	—	$—	$30,731	$(805,470)	$(8,269)	$4,347	$(778,661)	$—	$(778,661)
Net loss	—	—	—	—	—	(12,054)	—	—	(12,054)	—	(12,054)
Issuance of restricted common units in connection with acquisitions and contingent consideration	—	—	—	—	—	—	—	6,584	6,584	—	6,584
Non-cash equity compensation expense-net of related forfeitures, related to incentive units	—	—	—	—	3,854	—	—	—	3,854	—	3,854
Currency translation adjustment-net of tax	—	—	—	—	—	—	(384)	—	(384)	—	(384)
Distribution for unitholders	—	—	—	—	—	32	—	—	32	—	32

Balance at March 31, 2018	—	$—	—	$—	$34,585	$(817,492)	$(8,653)	$10,931	$(780,629)	$—	$(780,629)

Balance at January 1, 2019	46,265,903	$462	22,823,272	$228	$471,386	$(590)	$(1,824)	$—	$469,662	$342,858	$812,520
Net loss	—	—	—	—	—	(2,942)	—	—	(2,942)	114	(2,828)
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	254,441	3	(254,441)	(3)	9,267	—	—	—	9,267	—	9,267
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	149,271	2	—	—	5,435	—	—	—	5,437	—	5,437
Forfeiture of unvested Class A common stock	(909)	—	—	—	(30)	—	—	—	(30)	—	(30)
Exercise of stock options	6,477	—	—	—	214	—	—	—	214	—	214
Change in noncontrolling interest allocation	—	—	—	—	(28,347)	—	—	—	(28,347)	14,126	(14,221)
Non-cash equity compensation expenses	—	—	—	—	705	—	—	—	705	—	705
Currency translation adjustment-net of tax	—	—	—	—	—	—	230	—	230	124	354
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	858	—	—	—	858	—	858

Balance at March 31, 2019	46,675,183	$467	22,568,831	$225	$459,488	$(3,532)	$(1,594)	$—	$455,054	$357,222	$812,276

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

        Focus LLC is a Delaware limited liability company that was formed in November 2004. Focus LLC's subsidiaries commenced revenue-generating and acquisition activities in January 2006. Focus LLC's activities were governed by its Third Amended and Restated Operating Agreement, as amended, through July 30, 2018 and then its Fourth Amended and Restated Operating Agreement (as amended, the "Operating Agreement"), effective on July 30, 2018.

        Focus LLC is in the business of acquiring and overseeing independent fiduciary wealth management and related businesses.

2. SUMMARY OF ACCOUNTING POLICIES

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The unaudited condensed consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. The Company consolidates Focus LLC and its subsidiaries' consolidated financial statements and records the interests in Focus LLC that the Company does not own as non-controlling interests. Non-controlling interests were measured initially at the proportionate share of Focus LLC's identifiable net assets at the date of the IPO. Intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as filed with the SEC on March 28, 2019.

        Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

  Leases

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires lessees to put

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right of use asset for the right to use the underlying asset for the lease term. ASU No. 2016-02 is effective for the Company for interim and annual periods beginning January 1, 2019 and early adoption is permitted. The Company adopted ASU No. 2016-02 effective January 1, 2019 using a modified retrospective method and therefore has not restated comparative periods. As permitted under the practical expedients as part of the transition guidance, the assessment of whether contracts contain a lease or are leases, the classification of leases and the remaining lease terms were carried forward. Based on the portfolio of leases as of January 1, 2019, the Company recognized approximately $144,000 of lease liabilities and $134,000 of right of use assets (which reflects the reclassification of previous deferred rent balances into the right of use asset as required under the transition guidance) on the balance sheet, primarily related to operating leases for real estate. There was no material impact to the consolidated statement of operations and comprehensive loss or consolidated statement of cash flows as a result of adoption of this new guidance. Refer to Note 12 for further information regarding leases.

  Recent Accounting Pronouncements

        In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment," which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted. ASU No. 2017-04 is not expected to have a material effect on the Company's consolidated financial statements.

        In June 2018, the FASB issued ASU No. 2018-07 "Improvements to Nonemployee Share-Based Payment Accounting," which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU No. 2018-07 on January 1, 2019 did not have a material effect on the Company's consolidated financial statements.

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

        In connection with the Reorganization Transactions, all outstanding Focus LLC convertible preferred units converted into Focus LLC common units and the Company purchased certain Focus LLC common and incentive units from certain Existing Owners and issued an aggregate of 23,881,002 shares of Class A common stock, non-compensatory stock options to purchase an aggregate of 386,832 shares of Class A common stock, compensatory stock options to purchase an aggregate of 348,577 shares of Class A common stock and an aggregate of 22,499,665 shares of Class B common stock to certain Existing Owners. Due to certain post-closing adjustments, the Company cancelled 240,457 shares of Class A common stock and issued 240,457 shares of Class B common stock effective as of the closing date of the IPO.

        Existing Owners who hold common units of Focus LLC after the Reorganization Transactions received shares of Class B common stock of the Company. Shares of Class B common stock do not entitle their holders to any economic rights. Holders of Class A common stock and Class B common stock of the Company vote together as a single class on all matters presented to the shareholders of the Company for their vote or approval, except as otherwise required by applicable law. Each share of Class A and Class B common stock entitles its holder to one vote.

Use of Proceeds

        The Company received $565,160 of net proceeds from the sale of the Class A common stock in the IPO including $74,651 in connection with the full exercise of the option to purchase additional shares granted to the underwriters. The Company used $35,537 of the net proceeds to pay certain Existing Owners who elected to sell their units of Focus LLC. The Company contributed $529,623 of the net proceeds from the IPO to Focus LLC in exchange for 17,583,947 common units of Focus LLC. Focus LLC used $392,535 of such contribution to reduce indebtedness under its Credit Facility (as defined below). The residual $137,088 of such contribution was used by Focus LLC for acquisitions and general corporate business purposes.

4. NON-CONTROLLING INTEREST AND LOSS PER SHARE

        Historical loss per share information is not applicable for reporting periods prior to the consummation of the IPO. Net loss attributable to common shareholders is the net loss recorded by the Company based on its interest in Focus LLC during the respective period after the IPO.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

4. NON-CONTROLLING INTEREST AND LOSS PER SHARE (Continued)

        The calculation of controlling and non-controlling interest is as follows as of March 31, 2019:

Focus LLC common units held by continuing owners	22,568,831
Common unit equivalents of outstanding vested and unvested incentive units held by continuing owners(1)	7,614,402

Total common units and common unit equivalents attributable to non-controlling interest	30,183,233
Total common units and common unit equivalents of incentive units outstanding	76,858,416
Non-controlling interest allocation	39.3%
Company's interest in Focus LLC	60.7%

(1)
Focus LLC common units issuable upon conversion of 18,048,706 (see Note 9) vested and unvested Focus LLC incentive units was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company's Class A common stock on the last trading day of the period.

        The below table contains a reconciliation of net loss to net loss attributable to common shareholders:

Three months ended March 31, 2019
Net loss	$(2,828)
Non-controlling interest	(114)

Net loss attributable to common shareholders	$(2,942)

        The calculation of basic and diluted loss per share is described below:

        Basic loss per share is calculated utilizing net loss attributable to common shareholders for the three months ended March 31, 2019 divided by the weighted average number of shares of Class A common stock outstanding during the same period:

Three months ended March 31, 2019
Basic loss per share:
Net loss attributable to common shareholders	$(2,942)
Weighted average shares of Class A common stock outstanding	46,211,599
Basic loss per share	$(0.06)

        Diluted loss per share is calculated utilizing net loss attributable to common shareholders for the three months ended March 31, 2019 divided by the weighted average number of shares of Class A common stock outstanding during the same period plus the effect, if any, of the potentially dilutive

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

4. NON-CONTROLLING INTEREST AND LOSS PER SHARE (Continued)

shares of the Company's Class A common stock from stock options and unvested Class A common stock as calculated using the treasury stock method:

Three months ended March 31, 2019
Diluted loss per share:
Net loss attributable to common shareholders	$(2,942)
Weighted average shares of Class A common stock outstanding	46,211,599
Effect of dilutive stock options	—
Effect of dilutive unvested Class A common stock	—

Total	46,211,599
Diluted loss per share	$(0.06)

        Diluted loss per share excludes incremental shares of 7,855 related to unvested Class A common stock since the effect would be antidilutive. Diluted loss per share also excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the IPO if the volume weighted average per share price for any ninety-calendar day period within such five-year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at March 31, 2019.

5. ACQUISITIONS

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

associated with business acquisitions and the allocation thereof during the three months ended March 31, 2019 is as follows:

Number of business acquisitions closed	12
Consideration:
Cash due at closing	$204,012
Fair market value of estimated contingent consideration	29,583

Total consideration	$233,595

Allocation of purchase price:
Total tangible assets	$27,408
Total liabilities assumed	(25,906)
Customer relationships	140,596
Management contracts	6,154
Goodwill	84,899
Other intangibles	444

Total allocated consideration	$233,595

        Management believes approximately $203,269 of tax goodwill and intangibles related to business acquisitions completed during the three months ended March 31, 2019 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

        The accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2019 includes revenue and income from operations for the three business acquisitions that are new subsidiary partner firms from the date they were acquired of $8,842 and $867, respectively.

Asset Acquisitions

        The Company also separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805, Business Combinations. There were no asset acquisitions during the three months ended March 31, 2019.

        The weighted-average useful lives of intangible assets acquired during the three months ended March 31, 2019 are as follows:

Number of Years
Management contracts	20
Customer relationships	9
Other intangibles	5
Weighted-average useful life of all intangibles acquired	10

        From April 1, 2019 to May 9, 2019, the Company completed nine acquisitions, consisting of business and asset acquisitions, for cash and option premium of $79,616, plus contingent consideration, and working capital adjustments, if any.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table summarizes the change in the goodwill balances for the year ended December 31, 2018 and the three months ended March 31, 2019:

	December 31, 2018	March 31, 2019
Balance beginning of period:
Goodwill	$538,113	$883,119
Cumulative impairment losses	(22,624)	(22,624)

	515,489	860,495

Goodwill acquired	347,496	84,899
Other	(2,490)	109

	345,006	85,008

Balance end of period:
Goodwill	883,119	968,127
Cumulative impairment losses	(22,624)	(22,624)

	$860,495	$945,503

        The following table summarizes the amortizing acquired intangible assets at December 31, 2018:

	Gross Carry Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,008,186	$(349,125)	$659,061
Management contracts	133,112	(31,911)	101,201
Other intangibles	4,402	(2,469)	1,933

Total	$1,145,700	$(383,505)	$762,195

        The following table summarizes the amortizing acquired intangible assets at March 31, 2019:

	Gross Carry Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,149,491	$(376,044)	$773,447
Management contracts	139,298	(33,868)	105,430
Other intangibles	4,864	(2,645)	2,219

Total	$1,293,653	$(412,557)	$881,096

7. FAIR VALUE MEASUREMENTS

        ASC Topic 820, Fair Value Measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

7. FAIR VALUE MEASUREMENTS (Continued)

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

        The implied fair value of the Company's First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2018 and March 31, 2019 are as follows:

	December 31, 2018		March 31, 2019
	Stated Value	Fair Value	Stated Value	Fair Value
First Lien Term Loan	$798,985	$773,018	$796,978	$792,993

        For business acquisitions, the Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on Level 3 inputs.

        The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2018 and the three months ended March 31, 2019:

Balance at January 1, 2018	$76,677
Additions to estimated contingent consideration	42,086
Payments of contingent consideration	(26,237)
Non-cash changes in fair value of estimated contingent consideration	6,638
Other	(259)

Balance at December 31, 2018	98,905
Additions to estimated contingent consideration	29,583
Payments of contingent consideration	(16,819)
Non-cash changes in fair value of estimated contingent consideration	7,414
Other	(41)

Balance at March 31, 2019	$119,042

        Estimated contingent consideration is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

        During the year ended December 31, 2018, the Company paid $23,816 in cash and issued $2,421 of restricted common units as contingent consideration associated with business acquisitions. During the

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

7. FAIR VALUE MEASUREMENTS (Continued)

three months ended March 31, 2019, the Company paid $16,819 in cash as contingent consideration associated with business acquisitions.

        In determining fair value of the estimated contingent consideration, the acquired business' future performance is estimated using financial projections for the acquired business. These financial projections, as well as alternative scenarios of financial performance, are measured against the performance targets specified in each respective acquisition agreement. The fair value of the Company's estimated contingent consideration is established using the Monte Carlo Simulation model.

        The primary significant unobservable input used in the fair value measurement of the Company's estimated contingent consideration is the forecasted growth rates over the measurement period. Significant increases or decreases in the Company's forecasted growth rates over the measurement period would result in a higher or lower fair value measurement.

        Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2018 and March 31, 2019 are summarized below:

Quantitative Information About Level 3 Fair Value Measurements
Fair Value at December 31, 2018	Valuation Technique	Unobservable Input	Range
$98,905	Monte Carlo Simulation model	Forecasted growth rates	(16.2)% - 18.7%

Quantitative Information About Level 3 Fair Value Measurements
Fair Value at March 31, 2019	Valuation Technique	Unobservable Input	Range
$119,042	Monte Carlo Simulation model	Forecasted growth rates	(21.7)% - 147.0%

8. CREDIT FACILITY

        Focus LLC's current credit facility (the "Credit Facility") consists of a $803,000 first lien term loan (the "First Lien Term Loan") and a $650,000 first lien revolving credit facility (the "First Lien Revolver").

        The First Lien Term Loan has a maturity date of July 2024 and requires quarterly installment repayments of approximately $2,007. The First Lien Term Loan bears interest (at Focus LLC's option) at: (i) the London InterBank Offered Rate ("LIBOR") plus a margin of 2.50% or (ii) the lender's Base Rate (as defined in the Credit Facility) plus a margin of 1.50%.

        The First Lien Revolver has a maturity date of July 2023. Up to $30,000 of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Revolver bears interest at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender's Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio.

        Focus LLC's obligations under the Credit Facility are collateralized by the majority of Focus LLC's assets. The Credit Facility contains various customary covenants, including, but not limited to: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

8. CREDIT FACILITY (Continued)

property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property and (v) declaring dividends or making other restricted payments.

        Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At March 31, 2019, Focus LLC's First Lien Leverage Ratio was 3.88:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Focus LLC is also subject to contingent principal payments based on excess cash flow for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00.

        The Company defers and amortizes its debt financing costs over the respective terms of the First Lien Term Loan and First Lien Revolver. The debt financing costs related to the First Lien Term Loan are recorded as a reduction of the carrying amount of the First Lien Term Loan in the unaudited condensed consolidated balance sheets. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

        The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2018 and March 31, 2019:

	December 31, 2018	March 31, 2019
First Lien Term Loan	$798,985	$796,978
First Lien Revolver	40,000	290,000
Unamortized debt financing costs	(2,403)	(2,295)

Total	$836,582	$1,084,683

        Weighted-average interest rates for outstanding borrowings were approximately 6% for the year ended December 31, 2018 and 5% for the three months ended March 31, 2019.

        As of December 31, 2018 and March 31, 2019, the First Lien Revolver available unused commitment line was $605,793 and $354,617, respectively.

        As of December 31, 2018 and March 31, 2019, Focus LLC was contingently obligated for letters of credit in the amount of $4,207 and $5,383, respectively, bearing interest at an annual rate of approximately 1%.

9. EQUITY

Common Stock

        Each Focus LLC common unit, together with a corresponding share of Class B common stock, and Focus LLC incentive unit (after conversion into a number of Focus LLC common units taking into account the then-current value of the common units and such incentive unit's aggregate hurdle amount) is exchangeable, pursuant to the terms and subject to the conditions set forth in the Operating

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

9. EQUITY (Continued)

Agreement, for one share of the Company's Class A common stock, or, if either the Company or Focus LLC so elects, cash.

        In March 2019, the Company issued an aggregate of 403,712 shares of Class A common stock and retired 254,441 shares of Class B common stock and 217,730 incentive units in Focus LLC and acquired 403,712 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

Stock Options and Unvested Class A Common Stock

        The following table provides information relating to the changes in the Company's stock options during the three months ended March 31, 2019:

	Stock Options	Weighted Average Exercise Price
Outstanding—January 1, 2019	1,401,276	$31.34
Granted	25,000	32.78
Exercised	(6,477)	33.00
Forfeited	(21,152)	30.43

Outstanding—March 31, 2019	1,398,647	31.37

Vested—March 31, 2019	496,537	33.00

        The following table provides information relating to the changes in the Company's unvested Class A common stock during the three months ended March 31, 2019:

	Unvested Class A Common Stock	Grant Date Fair Value
Outstanding—January 1, 2019	119,078	$33.00
Forfeited	(909)	33.00

Outstanding—March 31, 2019	118,169	33.00

        For the purpose of calculating equity-based compensation expense for time-based stock option awards granted during the three months ended March 31, 2019, the grant date fair value was determined through the application of the Black-Scholes model with the following weighted average assumptions:

Expected term	6.25 years
Expected stock price volatility	28%
Risk-free interest rate	2.51%
Expected dividend yield	—%
Weighted average grant date fair value	$10.89

        The Company recognized $902 of compensation expense in relation to the stock options and unvested Class A common stock during the three months ended March 31, 2019.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

9. EQUITY (Continued)

Focus LLC Incentive Units

        The following table provides information relating to the changes in Focus LLC incentive units during the three months ended March 31, 2019:

	Incentive Units	Weighted Average Hurdle Price
Outstanding—January 1, 2019	18,597,474	$20.63
Exchanged	(217,730)	12.20
Forfeited	(331,038)	27.80

Outstanding—March 31, 2019	18,048,706	20.60

Vested—March 31, 2019	9,728,227	14.25

        Incentive units outstanding and vested at March 31, 2019 were as follows:

Hurdle Rates	Number Outstanding	Vested Incentive Units
$1.42	175,421	175,421
5.50	97,798	97,798
6.00	56,702	56,702
7.00	514,609	514,609
9.00	2,081,799	2,081,799
11.00	1,372,761	1,372,761
12.00	520,000	520,000
13.00	858,817	852,151
14.00	56,205	56,205
16.00	168,552	168,552
17.00	80,000	65,000
19.00	884,797	811,047
21.00	3,975,500	2,475,500
22.00	1,289,667	342,104
23.00	524,828	131,207
27.00	29,484	7,371
28.50	1,646,766	—
33.00	3,715,000	—

	18,048,706	9,728,227

        The Company recorded $3,728 and $3,019 of non-cash equity compensation expense for incentive units during the three months ended March 31, 2018 and 2019, respectively.

Other non-cash compensation expense

        During the three months ended March 31, 2018 and 2019, the Company recognized other non-cash equity compensation expense of $126 and $0, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

10. INCOME TAXES

        The estimated annual effective tax rate as of March 31, 2019 was 30.2%. Income tax benefit for the three months ended March 31, 2019 is primarily related to federal, state and local income taxes imposed on the Company's allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net loss attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

        During the three months ended March 31, 2019, there were no changes to the Company's uncertain tax positions.

11. TAX RECEIVABLE AGREEMENTS

        In connection with the Reorganization Transactions and the closing of the IPO, the Company entered into two Tax Receivable Agreements ("TRAs"): one with certain entities affiliated with the Private Equity Investors and the other with certain other Existing Owners (the parties to the two agreements, collectively, the "TRA holders"). The agreements generally provide for the payment by the Company to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in connection with the Reorganization Transactions and in periods after the IPO, as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. The Company will retain the benefit of the remaining 15% of these cash savings.

        As of March 31, 2019, the Company had recorded a liability of $43,075 relating to the TRA obligations. Future payments under the TRAs in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded.

12. LEASES

        The Company rents office space under operating leases with various expiration dates. The Company determines if a contract contains a lease at inception. Leases with an initial term of 12 months or less, which are immaterial to the consolidated financial statements, are not recorded in the balance sheet. Rent expense for these leases is recorded on a straight-line basis over the lease term. Lease components (e.g. fixed payments typically comprised of base rent only) are accounted for separately from the non-lease components (e.g. common-area maintenance costs). The Company has a limited number of finance leases which are not material to the consolidated financial statements.

        Operating lease costs, which are recorded within selling, general and administrative expenses, for the three months ended March 31, 2019 were $9,665. Operating cash flows from operating leases were $9,094 for the three months ended March 31, 2019. The implicit discount rates used to determine the present value of the Company's leases are not readily determinable, thus the Company uses an estimated incremental borrowing rate. The weighted average discount rate used to determine the Company's operating lease liabilities was approximately 6% at March 31, 2019. The weighted average remaining lease term at March 31, 2019 was 7.6 years.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

12. LEASES (Continued)

        Future minimum lease commitments under operating leases as of March 31, 2019 were as follows:

Period	Amount
Nine months ended December 31, 2019	$29,902
2020	37,994
2021	31,524
2022	26,664
2023	21,793
2024 and thereafter	86,001

233,878
Less: present value discount	(52,281)

Operating lease liabilities at March 31, 2019	$181,597

13. COMMITMENTS AND CONTINGENCIES

        Credit Risk—The Company's broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company's broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company's broker-dealer subsidiaries for losses that result from a counterparty's failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2018 and March 31, 2019, the Company had recorded no liabilities in connection with this right.

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

        The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management's review of the financial stability of the institution. At December 31, 2018 and March 31, 2019, a significant portion of cash and cash equivalents were held at a single institution.

        Contingent Consideration Arrangements—Contingent consideration is payable in the form of cash and, in some cases, equity. Since the contingent consideration to be paid is based on the growth of forecasted financial performance levels over a number of years, the Company cannot calculate the maximum contingent consideration that may be payable under these arrangements.

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

        From time to time, the Company's subsidiaries receive requests for information from governmental authorities regarding business activities. The Company has cooperated and plans to continue to cooperate with all governmental agencies. The Company continues to believe that the resolution of any governmental inquiry will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        Indemnifications—In the ordinary course of business, the Company enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined.

        Management believes that the likelihood of any liability arising under these indemnification provisions is remote. Management cannot estimate any potential maximum exposure due to both the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of the Company. Consequently, no liability has been recorded in the unaudited condensed consolidated balance sheets.

14. CASH FLOW INFORMATION

	Three Months Ended March 31,
	2018	2019
Supplemental disclosures of cash flow information—cash paid for:
Interest	$14,432	$11,462

Income taxes	$839	$1,548

Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$8,928	$29,583

Fair market value of restricted common units in connection with acquisitions and contingent consideration	$6,584	$—

Net tangible assets acquired in connection with business acquisitions	$193	$1,502

Deferred taxes and tax receivable agreements	$—	$858

Right of use asset related to operating leases	$—	$171,189

Lease liability related to operating leases	$—	$181,597

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

15. RELATED PARTIES

        The Company reimburses the Company's Chief Executive Officer for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three months ended March 31, 2018 and 2019, the Company recognized expenses of $523 and $629 related to these reimbursements, respectively.

        At March 31, 2019, affiliates of certain holders of the Company's Class A common stock and Class B common stock were lenders under the Credit Facility.

16. OTHER

        During the three months ended March 31, 2019, the Company recorded a management contract buyout expense of $1,428 related to cash consideration for the buyout of a management agreement with one of the Company's retiring principals whereby the business operations of the relevant partner firm were transitioned to one of the Company's other partner firms.

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

        The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2019.

Forward-Looking Statements

        Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," "continue," "will" and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission ("SEC") on March 28, 2019, and in our other filings with the SEC. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

Overview

        We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment advisor ("RIA") industry, with a footprint of over 60 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving RIA consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating in a scaled business model with aligned interests, while retaining their entrepreneurial culture and independence.

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

        Since we began revenue-generating and acquisition activities in 2006, we have created a partnership of over 60 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues of $910.9 million for the year ended December 31, 2018 and $259.9 million for the three months ended March 31, 2019. For the year ended December 31, 2018 and the three months ended March 31, 2019, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into the United Kingdom, Canada and Australia.

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

	Three Months Ended March 31,
	2018		2019
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
	(in thousands)
Wealth management fees	$184,323	93.9%	$243,084	93.5%
Other	11,906	6.1%	16,840	6.5%

Total revenues	$196,229	100.0%	$259,924	100.0%

        During the three months ended March 31, 2019, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices by our existing partner firms. In the three months ended March 31, 2019, we completed acquisitions of three partner firms: Altman, Greenfield & Selvaggi, Prime Quadrant and Foster Dykema Cabot and our partner firms completed nine acquisitions, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification ("ASC") Topic 805: Business Combinations.

        See Note 5 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

        For the three months ended March 31, 2019, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms' wealth management fees are primarily based either on a contractual percentage of the client's assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Because of the variety of billing practices across our partner firms, the timing of any impact of short-term financial market movements on revenues will vary. Additionally, we estimate that approximately 28% of our revenues for the three months ended March 31, 2019 were not directly correlated to the financial markets. Of the 72% of our revenues that were directly correlated to the financial markets for the three months ended March 31, 2019, we estimate that approximately 71% of such revenues were generated from advance billings. These revenues are impacted by market movements and generally result in a one-quarter lagged effect on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

Operating Expenses

        Our operating expenses consist of compensation and related expenses, management fees, selling, general and administrative expenses, management contract buyout, intangible amortization, non-cash changes in fair value of estimated contingent consideration and depreciation and other amortization expense.

Compensation and Related Expenses

        Compensation and related expenses include salaries, wages, related employee benefits and taxes for employees at our partner firms and employees at the Focus LLC company level. Compensation and related expenses also include non-cash compensation expense associated with both Focus Inc.'s and Focus LLC's equity grants to employees and non-employees, including management company principals.

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

Management Contract Buyout

        Management contract buyout represents cash consideration to buyout a management agreement with one of our retiring principals whereby the business operations of the relevant partner firm were transitioned to one of our other partner firms.

Intangible Amortization

        Amortization of intangibles consists of the amortization of intangibles we acquired through our various acquisitions of new partner firms and acquisitions by our partner firms.

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

        For business acquisitions, we recognize the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in exchange for substantially all of the assets of the wealth management firm. The contingent consideration is remeasured to fair value at each reporting date using a Monte Carlo Simulation model until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in our consolidated statements of operations.

Depreciation and Other Amortization

        Depreciation and other amortization expense primarily represents the benefits we received from using long-lived assets such as computers and equipment, leasehold improvements and furniture and fixtures. Those assets primarily consist of purchased fixed assets as well as fixed assets acquired through our acquisitions.

Business Acquisitions

        We completed 12 business acquisitions during the three months ended March 31, 2019, consisting of both new partner firms and acquisitions by our partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

        The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The base purchase price typically consists of an upfront cash payment and may include equity. The contingent consideration generally consists of earn outs over a six-year period following the closing, with payment upon the satisfaction of specified growth thresholds. The growth thresholds are typically tied to the CAGR of the partner firm's earnings. The contingent consideration is typically payable in cash and, in some cases, equity.

        The following table summarizes our business acquisitions for the three months ended March 31, 2019 (dollars in thousands):

Number of business acquisitions closed	12
Consideration:
Cash due at closing	$204,012
Fair market value of estimated contingent consideration	29,583

Total consideration	$233,595

        Substantially all of our acquisitions have been paid for with a combination of cash flow from operations, proceeds from the IPO, proceeds from borrowings under the Credit Facility and equity, valued at the then-fair market value.

Recent Developments

        From April 1, 2019 to the date of this Quarterly Report, we completed 8 business acquisitions (accounted for in accordance with ASC Topic 805: Business Combinations) and 1 asset acquisition consisting of both new partner firms and acquisitions by our partner firms. The Acquired Base Earnings associated with the acquisition of the new partner firms during this period was approximately $6.7 million. For additional information regarding Acquired Base Earnings, please see "—How We Evaluate Our Business."

        In May 2019, we announced a new value add service for our partner firms that we refer to as Focus Client Solutions. Focus Client Solutions will enable our partner firms to provide their clients with a competitive array of cash and credit solutions through a third-party network of bank and non-bank lenders.

How We Evaluate Our Business

        We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three months ended March 31, 2018 and 2019 include the following:

	Three Months Ended March 31,
	2018	2019
	(dollars in thousands, except share and per share data)
Revenue Metrics:
Revenues	$196,229	$259,924
Revenue growth(1) from prior period	44.8%	32.5%
Organic revenue growth(2) from prior period	17.6%	7.7%
Management Fees Metrics (operating expense):
Management fees	$46,300	$57,006
Management fees growth(3) from prior period	39.3%	23.1%
Organic management fees growth(4) from prior period	24.5%	1.8%
Adjusted EBITDA Metrics:
Adjusted EBITDA(5)	$44,221	$54,514
Adjusted EBITDA growth(5) from prior period	56.8%	23.3%
Adjusted Net Income Metrics:
Adjusted Net Income(5)	$25,456	$35,714
Adjusted Net Income growth(5) from prior period	38.8%	40.3%
Adjusted Net Income Per Share Metrics:
Adjusted Net Income Per Share(5)	$0.35	$0.47
Adjusted Net Income Per Share growth(5) from prior period	38.8%	34.3%
Adjusted Shares Outstanding(5)	71,843,916	76,793,979
Other Metrics:
Acquired Base Earnings(6)	$2,750	$11,913
Number of partner firms at period end(7)	52	60

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

Adjusted EBITDA

        Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income (loss) excluding interest income, interest expense, income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, gain on sale of investment, loss on extinguishment of borrowings, other expense/income, net, other one-time transaction expenses, and management contract buyout, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

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

  •
  to allocate resources to enhance the financial performance of our business; and

  •
  to evaluate the effectiveness of our business strategies.

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

        Set forth below is a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2018 and 2019:

	For the Three Months Ended March 31,
	2018	2019
	(dollars in thousands)
Net loss	$(12,054)	$(2,828)
Interest income	(142)	(197)
Interest expense	14,272	12,859
Income tax expense (benefit)	1,176	(1,221)
Amortization of debt financing costs	959	782
Intangible amortization	19,494	28,741
Depreciation and other amortization	1,882	2,313
Non-cash equity compensation expense	3,854	3,921
Non-cash changes in fair value of estimated contingent consideration	6,371	7,414
Gain on sale of investment	(5,509)	—
Loss on extinguishment of borrowings	14,011	—
Other expense (income), net	(93)	236
Management contract buyout	—	1,428
Other one-time transaction expenses	—	1,066

Adjusted EBITDA	$44,221	$54,514

Adjusted Net Income and Adjusted Net Income Per Share

        We analyze our performance using Adjusted Net Income and Adjusted Net Income Per Share. Adjusted Net Income and Adjusted Net Income Per Share are non-GAAP measures. We define

Adjusted Net Income as net income (loss) excluding income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, gain on sale of investment, loss on extinguishment of borrowings, management contract buyout, if any, and other one-time transaction expenses. The calculation of Adjusted Net Income also includes adjustments to reflect (i) a pro forma 27% income tax rate assuming all earnings of Focus LLC were recognized by Focus Inc. and no earnings were attributable to non-controlling interests and (ii) tax adjustments from intangible asset related income tax benefits from acquisitions based on a pro forma 27% tax rate.

        Adjusted Net Income Per Share for the three months ended March 31, 2019 is calculated by dividing Adjusted Net Income by the Adjusted Shares Outstanding. Adjusted Shares Outstanding for the three months ended March 31, 2019 includes: (i) the weighted average shares of Class A common stock outstanding during the period, (ii) the weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock, if any, outstanding during the period, (iii) the weighted average number of Focus LLC common units outstanding during the period (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock) and (iv) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the period based on the closing price of our Class A common stock on the last trading day of the period (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

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

        Set forth below is a reconciliation of net loss to Adjusted Net Income and Adjusted Net Income Per Share for the three months ended March 31, 2018 and 2019:

	Three Months Ended March 31,
	2018	2019
	(in thousands, except share and per share data)
Net loss	$(12,054)	$(2,828)
Income tax expense (benefit)	1,176	(1,221)
Amortization of debt financing costs	959	782
Intangible amortization	19,494	28,741
Non-cash equity compensation expense	3,854	3,921
Non-cash changes in fair value of estimated contingent consideration	6,371	7,414
Gain on sale of investment	(5,509)	—
Loss on extinguishment of borrowings	14,011	—
Management contract buyout	—	1,428
Other one-time transaction expenses(1)	—	1,066

Subtotal	$28,302	$39,303
Pro forma income tax expense (27%)(2)	(7,641)	(10,612)
Tax Adjustments(2)(3)	4,795	7,023

Adjusted Net Income	$25,456	$35,714

Adjusted Shares Outstanding(4)	71,843,916	76,793,979
Adjusted Net Income Per Share	$0.35	$0.47

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic(5)	—	46,211,599

Adjustments:
Shares of Class A common stock issued in connection with the IPO and Reorganization Transactions(6)	42,529,651	—
Weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock (7)	—	7,855
Weighted average Focus LLC common units outstanding(8)	22,499,665	22,783,692
Weighted average common unit equivalent of Focus LLC incentive units outstanding(9)	6,814,600	7,790,833

Adjusted Shares Outstanding(4)	71,843,916	76,793,979

(1)
During the three months ended March 31, 2019, relates to one-time expenses related to (a) Loring Ward severance cash compensation of $280, which were recorded in compensation and related expenses and (b) transaction expenses of $786, which were recorded in selling, general and administrative expenses, associated with the acquisition of Loring Ward.

(2)
For periods ended prior to the closing of the IPO and the consummation of the Reorganization Transactions on July 30, 2018, certain tax related adjustments are being made for comparative purposes only.

(3)
As of March 31, 2019, estimated tax adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% tax rate for the next 12 months is $29,157.

(4)
For historical periods prior to the closing of the IPO and consummation of the related reorganization transactions on July 30, 2018, the Adjusted Shares Outstanding are deemed to be outstanding for comparative purposes only.

(5)
Represents our GAAP weighted average Class A common stock outstanding—basic.

(6)
The issuance of Class A common stock that occurred upon closing of the IPO and the consummation of the Reorganization Transactions on July 30, 2018 is assumed to have occurred as of January 1, 2018 for comparative purposes.

(7)
The incremental shares for the three months ended March 31, 2019 related to stock options and unvested Class A common stock as calculated using the treasury stock method were not included in the calculation of the GAAP weighted average shares of Class A common stock—diluted as the result would have been anti-dilutive.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2019

        The following discussion presents an analysis of our results of operations for the three months ended March 31, 2018 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	For the Three Months Ended March 31,
	2018	2019	$ Change	% Change
	(dollars in thousands)
Revenues:
Wealth management fees	$184,323	$243,084	$58,761	31.9%
Other	11,906	16,840	4,934	41.4%

Total revenues	196,229	259,924	63,695	32.5%

Operating expenses:
Compensation and related expenses	73,349	101,448	28,099	38.3%
Management fees	46,300	57,006	10,706	23.1%
Selling, general and administrative	36,287	52,257	15,970	44.0%
Management contract buyout	—	1,428	1,428	*
Intangible amortization	19,494	28,741	9,247	47.4%
Non-cash changes in fair value of estimated contingent consideration	6,371	7,414	1,043	16.4%
Depreciation and other amortization	1,882	2,313	431	22.9%

Total operating expenses	183,683	250,607	66,924	36.4%

Income from operations	12,546	9,317	(3,229)	(25.7)%

Other income (expense):
Interest income	142	197	55	38.7%
Interest expense	(14,272)	(12,859)	1,413	9.9%
Amortization of debt financing costs	(959)	(782)	177	18.5%
Gain on sale of investment	5,509	—	(5,509)	*
Loss on extinguishment of borrowings	(14,011)	—	14,011	*
Other income (expense)—net	93	(236)	(329)	*
Income from equity method investments	74	314	240	*

Total other expense—net	(23,424)	(13,366)	10,058	42.9%

Loss before income tax	(10,878)	(4,049)	6,829	62.8%
Income tax expense (benefit)	1,176	(1,221)	2,397	203.8%

Net loss	$(12,054)	$(2,828)	$9,226	76.5%

*
Not meaningful

  Revenues

        Wealth management fees increased $58.8 million, or 31.9%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. New partner firms added subsequent to the three months ended March 31, 2018 that are included in our results of operations for the three months ended March 31, 2019 include Bartlett Wealth Management, Campbell Deegan Financial, Nigro Karlin Segal Feldstein & Bolno, Asset Advisors Investment Management, Edge Capital Group, Vista Wealth

Management, Altman, Greenfield & Selvaggi, Prime Quadrant and Foster Dykema Cabot. These new partner firms contributed approximately $44.9 million in revenue during the three months ended March 31, 2019. The balance of the increase of $13.9 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm-level acquisitions and a full period of revenue recognized during the three months ended March 31, 2019 for partner firms that were acquired during the three months ended March 31, 2018.

        Other revenues increased $4.9 million, or 41.4%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was due primarily to $3.5 million from new partner firms principally related to outsourced services revenue.

  Operating Expenses

        Compensation and related expenses increased $28.1 million, or 38.3%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase related to new partner firms was $19.2 million. The balance of the increase of $8.9 million was due to an increase in salaries and related expense, in part the result of a full period of expense recognized during the three months ended March 31, 2019 for partner firms that were acquired during the three months ended March 31, 2018 and partner firm-level acquisitions.

        Management fees increased $10.7 million, or 23.1%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase related to the new partner firms was $9.8 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $0.9 million was due to the increase in earnings during the three months ended March 31, 2019 compared to the three months March 31, 2018, in part the result of a full period of earnings recognized during the three months ended March 31, 2019 for partner firms that were acquired during the three months ended March 31, 2018 as well as a result of new partner promotions and partner firm-level acquisitions.

        Selling, general and administrative expenses increased $16.0 million, or 44.0%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase related to new partner firms was $6.9 million. The balance of the increase of $9.1 million was in part the result of a full period of expense recognized during the three months ended March 31, 2019 for partner firms that were acquired during the three months ended March 31, 2018 and in part due to an increase in expenses related to rent expense, information technology, acquisition costs, professional fees and travel related to the growth of our existing partner firms and our acquisition of new partner firms and partner firm-level acquisitions.

        Management contract buyout of $1.4 million for the three months ended March 31, 2019 was related to cash consideration for the buyout of a management agreement with one of our retiring principals whereby the business operations of the relevant partner firm were transitioned to one of our other partner firms.

        Intangible amortization increased $9.2 million, or 47.4%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase related to new partner firms was $5.8 million. The balance of the increase of $3.4 million was due to a full period of expense recognized during the three months ended March 31, 2019 for partner firms that were acquired during the three months ended March 31, 2018 and partner firm-level acquisitions.

        Non-cash changes in fair value of estimated contingent consideration increased $1.0 million, or 16.4%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. During the three months ended March 31, 2019, the probability that certain contingent consideration payments would be achieved increased resulting in an increase in the fair value of the contingent consideration liability.

        Depreciation and other amortization expense increased $0.4 million, or 22.9%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was related to a full period of depreciation and amortization for fixed assets acquired in 2018.

  Interest Expense

        Interest expense decreased $1.4 million, or 9.9%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was related to the repayment of our $207.0 million Second Lien Term Loan in connection with our IPO in July 2018, partially offset by higher borrowings under our First Lien Revolver due to acquisition activity.

  Income Tax Expense (Benefit)

        Income tax expense decreased $2.4 million, or 203.8%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, we recorded a tax benefit of $1.2 million based on the estimated annual effective tax rate of 30.2%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.'s allocable portion of taxable income from Focus LLC as a result of the IPO and Reorganization Transactions.

Liquidity and Capital Resources

Sources of Liquidity

        During the three months ended March 31, 2019, we met our cash and liquidity needs primarily through cash generated by our operations and borrowings under the Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as the Credit Facility, especially for acquisition activities. If our acquisition activity continues at an accelerated pace, or for larger acquisition opportunities, we may decide to issue equity either as consideration or in an offering. Our ongoing sources of cash will primarily consist of wealth management fees. We will primarily use cash flow from operations to pay compensation and related expenses, management fees, selling, general and administrative expenses, income taxes and debt service. For information regarding the Credit Facility, please read "—Credit Facilities."

Tax Receivable Agreements

        In July 2018, in connection with the closing of the IPO, Focus Inc. entered into two Tax Receivable Agreements with TRA Holders. The agreements generally provide for the payment by Focus Inc. to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Focus Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis and certain tax benefits attributable to imputed interest. Focus Inc. will retain the benefit of the remaining 15% of these cash savings.

        The payment obligations under the Tax Receivable Agreements are Focus Inc.'s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.'s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of March 31, 2019, we had recorded a liability of approximately $43.1 million relating to the TRA obligations. Future payments under the Tax Receivable Agreements in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to this amount.

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

        The foregoing amount of expected future payments to TRA holders is an estimate and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments under the Tax Receivable Agreements as compared to the foregoing estimates. Moreover, there may be a negative impact on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreements exceed the actual benefits realized in respect of the tax attributes subject to the Tax Receivable Agreements and/or (ii) distributions to Focus Inc. by Focus LLC are not sufficient to permit Focus Inc. to make payments under the Tax Receivable Agreements after it has paid its taxes and other obligations.

        The payments under the Tax Receivable Agreements will not be conditioned upon a TRA holder's having a continued ownership interest in either Focus Inc. or Focus LLC.

Cash Flows

        The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2018 and 2019:

	Three Months Ended March 31,
	2018	2019	$ Change	% Change
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$12,725	$15,913	$3,188	25.1%
Investing activities	(31,243)	(205,269)	(174,026)	557.0%
Financing activities	(4,998)	239,905	244,903	*
Cash and cash equivalents—end of period	27,949	83,779	55,830	199.8%

*
Not meaningful

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

        Net cash provided by operating activities increased $3.2 million, or 25.1%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to an increase in income and non-cash items of approximately $5.3 million, offset partially by additional cash used for operating assets and liabilities of $2.1 million.

  Investing Activities

        Net cash used in investing activities increased $174.0 million, or 557.0%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to an increase of $177.9 million in cash paid for acquisitions and contingent consideration offset in part by a decrease in other investing activities of $3.4 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

  Financing Activities

        Net cash provided by financing activities for the three months ended March 31, 2019 increased $244.9 million, compared to the three months ended March 31, 2018. The increase was primarily due to an increase in net borrowings made under the Credit Facility of $250.0 million during the three months ended March 31, 2019, primarily offset by an increase in contingent consideration paid of $5.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Contractual Obligations

        There have been no material changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Credit Facilities

        We currently have a Credit Facility consisting of a $803.0 million First Lien Term Loan and a $650.0 million First Lien Revolver.

        The First Lien Term Loan has a maturity date of July 2024 and requires quarterly installment repayments of approximately $2.0 million. The First Lien Term Loan bears interest (at our option) at: (i) the LIBOR plus a margin of 2.50% or (ii) the lender's Base Rate (as defined in the Credit Facility) plus a margin of 1.50%.

        The First Lien Revolver has a maturity date of July 2023. Up to $30.0 million of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Revolver bears interest at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender's Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio.

        Our obligations under the Credit Facility are collateralized by the majority of our assets. The Credit Facility contains various customary covenants, including, but not limited to: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property and (v) declaring dividends or making other restricted payments.

        We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Agreement) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At March 31, 2019, our First Lien Leverage Ratio was 3.88:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage

Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Focus LLC is also subject to contingent principal payments based on excess cash flow for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00.

        We defer and amortize our debt financing costs over the respective terms of the First Lien Term Loan and First Lien Revolver. The debt financing costs related to the First Lien Term Loan are recorded as reduction of the carrying amount of the First Lien Term Loan in the unaudited condensed consolidated balance sheets. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

        At March 31, 2019, outstanding stated value borrowings under the Credit Facility were approximately $1.1 billion. The weighted-average interest rate for outstanding borrowings was approximately 5% for the three months ended March 31, 2019. As of March 31, 2019, the First Lien Revolver available unused commitment line was $354.6 million. At March 31, 2019, we had outstanding letters of credit in the amount of $5.4 million bearing interest at an annual rate of approximately 1%.

Critical Accounting Policies

        As of March 31, 2019, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

        The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Our exposure to market risk is primarily related to our partner firms' wealth management services. For the three months ended March 31, 2019, over 95% of our revenues were fee-based and recurring in nature. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

        Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. As of March 31, 2019, we had total stated value borrowings outstanding under our Credit Facility of approximately $1.1 billion. If LIBOR based interest rates increased by 1.0% on this amount, our interest expense for the three months ended March 31, 2019 would have increased by approximately $2.7 million.

Item 4.    Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

        We are, from time to time, involved in various legal claims and regulatory matters arising out of our operations in the normal course of business. After consultation with legal counsel, we do not believe that the resolutions of any such matters we are currently involved in, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows. However, we can provide no assurance that any pending or future matters will not have a material effect on our financial condition, results of operations or cash flows in future reporting periods.

        From time to time, our partner firms receive requests for information from governmental authorities regarding business activities. We have cooperated and plan to continue to cooperate with all governmental agencies. We continue to believe that the resolution of any governmental inquiry will not have a material impact on our financial condition, results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended March 31, 2019, we issued an aggregate of 403,712 shares of our Class A common stock and retired 254,441 shares of our Class B common stock and 217,730 incentive units in Focus LLC and acquired 403,712 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

        Each Focus LLC common unit, together with a corresponding share of Class B common stock, and Focus LLC incentive unit (after conversion into a number of common units taking into account the then-current value of the common units and such incentive unit's aggregate hurdle amount) is exchangeable, pursuant to the terms and subject to the conditions set forth in the Operating Agreement, for one share of our Class A common stock, or, if either we or Focus LLC so elects, cash.

        The issuance of such securities was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 6.    Exhibits

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Focus Financial Partners Inc.(1)
3.2		Amended and Restated Bylaws of Focus Financial Partners Inc.(1)
10.1	*	Amendment No. 1 to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC
10.2	*	Indemnification Agreement (Joseph Feliciani, Jr.)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.NS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document

Exhibit Number		Description
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed or furnished herewith.

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FOCUS FINANCIAL PARTNERS INC.
Date: May 9, 2019	By:	/s/ RUEDIGER ADOLF Ruediger Adolf Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2019	By:	/s/ JAMES SHANAHAN James Shanahan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)