Form 10-Q
period 2019-06-30
Focus Financial Partners Inc.
filed 2019-08-08
CIK 1651052

Use these links to rapidly review the document
TABLE OF CONTENT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

        As of August 5, 2019, the registrant had 47,116,817 shares of Class A common stock and 22,308,446 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

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

  •
  IPO and Reorganization Transactions;

  •
  U.S. corporate federal income taxes; and

  •
  Non-controlling interest held by other members of Focus LLC after the IPO and Reorganization Transactions.

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31, 2018	June 30, 2019
ASSETS
Cash and cash equivalents	$33,213	$37,944
Accounts receivable less allowances of $576 at 2018 and $785 at 2019	98,596	118,674
Prepaid expenses and other assets	76,150	70,950
Fixed assets—net	24,780	34,363
Operating lease assets	—	168,867
Debt financing costs—net	12,340	10,993
Deferred tax assets—net	70,009	77,045
Goodwill	860,495	988,706
Other intangible assets—net	762,195	913,110

TOTAL ASSETS	$1,937,778	$2,420,652

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable	$8,935	$12,216
Accrued expenses	36,252	45,456
Due to affiliates	39,621	23,156
Deferred revenue	6,215	6,183
Other liabilities	158,497	178,016
Operating lease liabilities	—	180,451
Borrowings under credit facilities (stated value of $838,985 and $1,114,970 at December 31, 2018 and June 30, 2019, respectively)	836,582	1,112,784
Tax receivable agreements obligation	39,156	46,535

TOTAL LIABILITIES	1,125,258	1,604,797

COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY:
Class A common stock, par value $0.01, 500,000,000 shares authorized; 46,265,903 and 47,116,817 shares issued and outstanding at December 31, 2018 and June 30, 2019, respectively	462	471
Class B common stock, par value $0.01, 500,000,000 shares authorized; 22,823,272 and 22,308,446 shares issued and outstanding at December 31, 2018 and June 30, 2019, respectively	228	223
Additional paid-in capital	471,386	489,566
Accumulated deficit	(590)	(2,736)
Accumulated other comprehensive loss	(1,824)	(2,000)

Total shareholders' equity	469,662	485,524
Non-controlling interest	342,858	330,331

Total equity	812,520	815,855

TOTAL LIABILITIES AND EQUITY	$1,937,778	$2,420,652

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
REVENUES:
Wealth management fees	$216,328	$283,296	$400,651	$526,380
Other	15,107	18,249	27,013	35,089

Total revenues	231,435	301,545	427,664	561,469

OPERATING EXPENSES:
Compensation and related expenses	81,273	105,531	154,622	206,979
Management fees	60,559	79,252	106,859	136,258
Selling, general and administrative	41,493	59,736	77,780	111,993
Management contract buyout	—	—	—	1,428
Intangible amortization	22,290	31,221	41,784	59,962
Non-cash changes in fair value of estimated contingent consideration	11,944	3,847	18,315	11,261
Depreciation and other amortization	2,162	2,425	4,044	4,738

Total operating expenses	219,721	282,012	403,404	532,619

INCOME FROM OPERATIONS	11,714	19,533	24,260	28,850

OTHER INCOME (EXPENSE):
Interest income	235	339	377	536
Interest expense	(18,212)	(14,424)	(32,484)	(27,283)
Amortization of debt financing costs	(929)	(782)	(1,888)	(1,564)
Gain on sale of investment	—	—	5,509	—
Loss on extinguishment of borrowings	—	—	(14,011)	—
Other income (expense)—net	203	(468)	296	(704)
Income from equity method investments	79	329	153	643

Total other expense—net	(18,624)	(15,006)	(42,048)	(28,372)

INCOME (LOSS) BEFORE INCOME TAX	(6,910)	4,527	(17,788)	478
INCOME TAX EXPENSE	746	1,425	1,922	204

NET INCOME (LOSS)	$(7,656)	3,102	$(19,710)	274

Non-controlling interest		(2,306)		(2,420)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS		$796		$(2,146)

Income (loss) per share of Class A common stock:
Basic		$0.02		$(0.05)

Diluted		$0.02		$(0.05)

Weighted average shares of Class A common stock outstanding:
Basic		46,696,200		46,455,238

Diluted		46,721,559		46,455,238

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income (loss)

(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Net income (loss)	$(7,656)	$3,102	$(19,710)	$274
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,122)	(687)	(1,506)	(333)

Comprehensive income (loss)	$(8,778)	2,415	$(21,216)	(59)

Less: Comprehensive income attributable to noncontrolling interest		(2,025)		(2,263)

Comprehensive income (loss) attributable to common shareholders		$390		$(2,322)

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the six months ended June 30,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,710)	$274
Adjustments to reconcile net income (loss) to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	41,784	59,962
Depreciation and other amortization	4,044	4,738
Amortization of debt financing costs	1,888	1,564
Non-cash equity compensation expense	7,555	9,099
Non-cash changes in fair value of estimated contingent consideration	18,315	11,261
Income from equity method investments	(153)	(643)
Distributions received from equity method investments	613	618
Other non-cash items	(203)	843
Loss on extinguishment of borrowings	14,011	—
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(21,467)	(18,219)
Prepaid expenses and other assets	(14,791)	3,220
Accounts payable	3,324	389
Accrued expenses	12,358	25,166
Due to affiliates	(7,548)	(16,518)
Other liabilities	(2,600)	(24,848)
Deferred revenue	(268)	(1,688)

Net cash provided by operating activities	37,152	55,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(215,332)	(289,101)
Purchase of fixed assets	(4,429)	(10,060)
Investment and other	(24,300)	—

Net cash used in investing activities	(244,061)	(299,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	200,000	370,000
Repayments of borrowings under credit facilities	(4,477)	(94,014)
Contingent consideration paid	(4,814)	(16,293)
Payments of debt financing costs	(1,981)	—
Proceeds from exercise of stock options	—	796
Payments on finance lease obligations	(116)	(94)
Distributions for unitholders	(506)	(11,734)

Net cash provided by financing activities	188,106	248,661

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(80)	13

CHANGE IN CASH AND CASH EQUIVALENTS	(18,883)	4,731
CASH AND CASH EQUIVALENTS:
Beginning of period	51,455	33,213

End of period	$32,572	$37,944

See Note 14 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in members' deficit/shareholders' equity

Three months ended June 30, 2018 and 2019

(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock						Total Members' Deficit/ Shareholders' Equity
							Accumulated Other Comprehensive Loss
					Additional Paid-In Capital	Accumulated Deficit		Common Units		Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at April 1, 2018	—	$—	—	$—	$34,585	$(817,492)	$(8,653)	$10,931	$(780,629)	$—	$(780,629)
Net loss	—	—	—	—	—	(7,656)	—	—	(7,656)	—	(7,656)
Issuance of restricted common units in connection with acquisitions and contingent consideration	—	—	—	—	—	—	—	26,245	26,245	—	26,245
Non-cash equity compensation expense-net of related forfeitures, related to incentive units	—	—	—	—	3,701	—	—	—	3,701	—	3,701
Currency translation adjustment-net of tax	—	—	—	—	—	—	(1,122)	—	(1,122)	—	(1,122)
Distribution for unitholders	—	—	—	—	—	(82)	—	—	(82)	—	(82)

Balance at June 30, 2018	—	$—	—	$—	$38,286	$(825,230)	$(9,775)	$37,176	$(759,543)	$—	$(759,543)

	Class A Common Stock		Class B Common Stock						Total Members' Deficit/ Shareholders' Equity
							Accumulated Other Comprehensive Loss
					Additional Paid-In Capital	Accumulated Deficit		Common Units		Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at April 1, 2019	46,675,183	$467	22,568,831	$225	$459,488	$(3,532)	$(1,594)	$—	$455,054	$357,222	$812,276
Net income	—	—	—	—	—	796	—	—	796	2,306	3,102
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	260,385	3	(260,385)	(2)	7,304	—	—	—	7,305	—	7,305
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	163,600	1	—	—	4,537	—	—	—	4,538	—	4,538
Exercise of stock options	17,649	—	—	—	582	—	—	—	582	—	582
Change in non-controlling interest allocation	—	—	—	—	17,315	—	—	—	17,315	(28,916)	(11,601)
Non-cash equity compensation expenses	—	—	—	—	948	—	—	—	948	—	948
Currency translation adjustment-net of tax	—	—	—	—	—	—	(406)	—	(406)	(281)	(687)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(608)	—	—	—	(608)	—	(608)

Balance at June 30, 2019	47,116,817	$471	22,308,446	$223	$489,566	$(2,736)	$(2,000)	$—	$485,524	$330,331	$815,855

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in members' deficit/shareholders' equity

Six months ended June 30, 2018 and 2019

(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock						Total Members' Deficit/ Shareholders' Equity
							Accumulated Other Comprehensive Loss
					Additional Paid-In Capital	Accumulated Deficit		Common Units		Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	—	$—	—	$—	$30,731	$(805,470)	$(8,269)	$4,347	$(778,661)	$—	$(778,661)
Net loss	—	—	—	—	—	(19,710)	—	—	(19,710)	—	(19,710)
Issuance of restricted common units in connection with acquisitions and contingent consideration	—	—	—	—	—	—	—	32,829	32,829	—	32,829
Non-cash equity compensation expense-net of related forfeitures, related to incentive units	—	—	—	—	7,555	—	—	—	7,555	—	7,555
Currency translation adjustment-net of tax	—	—	—	—	—	—	(1,506)	—	(1,506)	—	(1,506)
Distribution for unitholders	—	—	—	—	—	(50)	—	—	(50)	—	(50)

Balance at June 30, 2018	—	$—	—	$—	$38,286	$(825,230)	$(9,775)	$37,176	$(759,543)	$—	$(759,543)

	Class A Common Stock		Class B Common Stock						Total Members' Deficit/ Shareholders' Equity
							Accumulated Other Comprehensive Loss
					Additional Paid-In Capital	Accumulated Deficit		Common Units		Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	46,265,903	$462	22,823,272	$228	$471,386	$(590)	$(1,824)	$—	$469,662	$342,858	$812,520
Net income (loss)	—	—	—	—	—	(2,146)	—	—	(2,146)	2,420	274
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	514,826	6	(514,826)	(5)	16,571	—	—	—	16,572	—	16,572
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	312,871	3	—	—	9,972	—	—	—	9,975	—	9,975
Forfeiture of unvested Class A common stock	(909)	—	—	—	(30)	—	—	—	(30)	—	(30)
Exercise of stock options	24,126	—	—	—	796	—	—	—	796	—	796
Change in non-controlling interest allocation	—	—	—	—	(11,032)	—	—	—	(11,032)	(14,790)	(25,822)
Non-cash equity compensation expenses	—	—	—	—	1,653	—	—	—	1,653	—	1,653
Currency translation adjustment-net of tax	—	—	—	—	—	—	(176)	—	(176)	(157)	(333)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	250	—	—	—	250	—	250

Balance at June 30, 2019	47,116,817	$471	22,308,446	$223	$489,566	$(2,736)	$(2,000)	$—	$485,524	$330,331	$815,855

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

        Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Revenue

        The Company disaggregates revenue by wealth management fees and other. The Company does not allocate revenue by the type of service provided in connection with providing holistic wealth

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

management client services. The Company generally manages its business based on the operating results of the enterprise taken as a whole, not by geographic region. The following table disaggregates the revenues based on the location of the partner firm legal entities that generates the revenues and therefore may not be reflective of the geography in which clients are located.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Domestic revenue	$225,894	$287,920	$416,519	$542,212
International revenue	5,541	13,625	11,145	19,257

Total revenue	$231,435	$301,545	$427,664	$561,469

Leases

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right of use asset for the right to use the underlying asset for the lease term. ASU No. 2016-02 was effective for the Company for interim and annual periods beginning January 1, 2019. The Company adopted ASU No. 2016-02 effective January 1, 2019 using a modified retrospective method and therefore has not restated comparative periods. The Company elected to use certain practical expedients to assist in the transition and has not reassessed the identification and classification of leases upon adoption. Based on the portfolio of leases as of January 1, 2019, the Company recognized approximately $144,000 of lease liabilities and $134,000 of right of use assets (which reflects the reclassification of previous deferred rent balances into the right of use asset as required under the transition guidance) on the balance sheet, primarily related to operating leases for real estate. There was no material impact to the consolidated statement of operations and comprehensive income (loss) or consolidated statement of cash flows as a result of adoption of this new guidance. Refer to Note 12 for further information regarding leases.

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

        In June 2018, the FASB issued ASU No. 2018-07 "Improvements to Nonemployee Share-Based Payment Accounting," which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU No. 2018-07 was effective for fiscal years beginning after December 15, 2018, including interim periods

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

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

4. NON-CONTROLLING INTEREST AND INCOME (LOSS) PER SHARE

        Historical income (loss) per share information is not applicable for reporting periods prior to the consummation of the IPO. Net income (loss) attributable to common shareholders is the net income (loss) recorded by the Company based on its interest in Focus LLC during the respective period after the IPO.

        The calculation of controlling and non-controlling interest is as follows as of June 30, 2019:

Focus LLC common units held by continuing owners	22,308,446
Common unit equivalents of outstanding vested and unvested incentive units held by continuing owners(1)	5,125,588

Total common units and common unit equivalents attributable to non-controlling interest	27,434,034
Total common units and common unit equivalents of incentive units outstanding	74,550,851
Non-controlling interest allocation	36.8%
Company's interest in Focus LLC	63.2%

(1)
Focus LLC common units issuable upon conversion of 17,830,564 (see Note 9) vested and unvested Focus LLC incentive units was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company's Class A common stock on the last trading day of the period.

        The below table contains a reconciliation of net income to net income (loss) attributable to common shareholders:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net income	$3,102	$274
Non-controlling interest	(2,306)	(2,420)

Net income (loss) attributable to common shareholders	$796	$(2,146)

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

4. NON-CONTROLLING INTEREST AND INCOME (LOSS) PER SHARE (Continued)

        The calculation of basic and diluted income (loss) per share is described below:

        Basic income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders for the three and six months ended June 30, 2019 divided by the weighted average number of shares of Class A common stock outstanding during the same periods:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Basic income (loss) per share:
Net income (loss) attributable to common shareholders	$796	$(2,146)
Weighted average shares of Class A common stock outstanding	46,696,200	46,455,238
Basic income (loss) per share	$0.02	$(0.05)

        Diluted income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders for the three and six months ended June 30, 2019 divided by the weighted average number of shares of Class A common stock outstanding during the same periods plus the effect, if any, of the potentially dilutive shares of the Company's Class A common stock from stock options and unvested Class A common stock as calculated using the treasury stock method:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Diluted income (loss) per share:
Net income (loss) attributable to common shareholders	$796	$(2,146)
Weighted average shares of Class A common stock outstanding	46,696,200	46,455,238
Effect of dilutive stock options	—	—
Effect of dilutive unvested Class A common stock	25,359	—

Total	46,721,559	46,455,238
Diluted income (loss) per share	$0.02	$(0.05)

        Diluted loss per share for the six months ended June 30, 2019 excludes incremental shares of 16,607 related to unvested Class A common stock since the effect would be antidilutive due to the net loss for the period. Diluted income (loss) per share for the three and six months ended June 30, 2019 excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the IPO if the volume weighted average per share price for any ninety-calendar day period within such five-year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at June 30, 2019.

5. ACQUISITIONS

Business Acquisitions

        Business acquisitions are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 805: Business Combinations.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

5. ACQUISITIONS (Continued)

        The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the six months ended June 30, 2019 is as follows:

Number of business acquisitions closed	21
Consideration:
Cash and option premium	$283,291
Fair market value of estimated contingent consideration	50,945

Total consideration	$334,236

Allocation of purchase price:
Total tangible assets	$37,627
Total liabilities assumed	(41,515)
Customer relationships	199,977
Management contracts	9,184
Goodwill	128,391
Other intangibles	572

Total allocated consideration	$334,236

        Management believes approximately $280,460 of tax goodwill and intangibles related to business acquisitions completed during the six months ended June 30, 2019 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

        The accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2019 includes revenue and income from operations for the 5 business acquisitions that are new subsidiary partner firms from the date they were acquired of $28,950 and $3,453, respectively.

Asset Acquisitions

        The Company also separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805, Business Combinations. There were 2 asset acquisitions during the six months ended June 30, 2019. Total purchase consideration for asset acquisitions during the six months ended June 30, 2019 was $600 in cash plus contingent consideration as additional purchase consideration when the outcome is determinable.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

5. ACQUISITIONS (Continued)

        The weighted-average useful lives of intangible assets acquired during the six months ended June 30, 2019 through business acquisitions and asset acquisitions are as follows:

Number of Years
Management contracts	19
Customer relationships	9
Other intangibles	5
Weighted-average useful life of all intangibles acquired	10

        From July 1, 2019 to August 8, 2019, the Company completed 7 business acquisitions for cash of $203,281, plus contingent consideration.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table summarizes the change in the goodwill balances for the year ended December 31, 2018 and the six months ended June 30, 2019:

	December 31, 2018	June 30, 2019
Balance beginning of period:
Goodwill	$538,113	$883,119
Cumulative impairment losses	(22,624)	(22,624)

	515,489	860,495

Goodwill acquired	347,496	128,391
Other	(2,490)	(180)

	345,006	128,211

Balance end of period:
Goodwill	883,119	1,011,330
Cumulative impairment losses	(22,624)	(22,624)

	$860,495	$988,706

        The following table summarizes the amortizing acquired intangible assets at December 31, 2018:

	Gross Carry Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,008,186	$(349,125)	$659,061
Management contracts	133,112	(31,911)	101,201
Other intangibles	4,402	(2,469)	1,933

Total	$1,145,700	$(383,505)	$762,195

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table summarizes the amortizing acquired intangible assets at June 30, 2019:

	Gross Carry Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,209,291	$(404,967)	$804,324
Management contracts	142,319	(35,735)	106,584
Other intangibles	5,031	(2,829)	2,202

Total	$1,356,641	$(443,531)	$913,110

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

        The implied fair value of the Company's First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2018 and June 30, 2019 are as follows:

	December 31, 2018		June 30, 2019
	Stated Value	Fair Value	Stated Value	Fair Value
First Lien Term Loan	$798,985	$773,018	$794,970	$793,976

        For business acquisitions, the Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on Level 3 inputs.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

7. FAIR VALUE MEASUREMENTS (Continued)

        The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2018 and the six months ended June 30, 2019:

Balance at January 1, 2018	$76,677
Additions to estimated contingent consideration	42,086
Payments of contingent consideration	(26,237)
Non-cash changes in fair value of estimated contingent consideration	6,638
Other	(259)

Balance at December 31, 2018	98,905
Additions to estimated contingent consideration	50,945
Payments of contingent consideration	(29,475)
Non-cash changes in fair value of estimated contingent consideration	11,261
Other	(203)

Balance at June 30, 2019	$131,433

        Estimated contingent consideration is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

        During the year ended December 31, 2018, the Company paid $23,816 in cash and issued $2,421 of restricted common units as contingent consideration associated with business acquisitions. During the six months ended June 30, 2019, the Company paid $29,475 in cash as contingent consideration associated with business acquisitions.

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

        Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2018 and June 30, 2019 are summarized below:

Quantitative Information About Level 3 Fair Value Measurements
Fair Value at December 31, 2018
	Valuation Technique	Unobservable Input	Range
$98,905	Monte Carlo Simulation model	Forecasted growth rates	(16.2)% - 18.7%

Quantitative Information About Level 3 Fair Value Measurements
Fair Value at June 30, 2019
	Valuation Technique	Unobservable Input	Range
$131,433	Monte Carlo Simulation model	Forecasted growth rates	(17.0)% - 129.8%

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

8. CREDIT FACILITY

        As of June 30, 2019, Focus LLC's credit facility (the "Credit Facility") consisted of a $803,000 first lien term loan (the "First Lien Term Loan") and a $650,000 first lien revolving credit facility (the "First Lien Revolver").

        The First Lien Term Loan has a maturity date of July 2024 and, as of June 30, 2019, required quarterly installment repayments of approximately $2,007. The First Lien Term Loan bears interest (at Focus LLC's option) at: (i) the London InterBank Offered Rate ("LIBOR") plus a margin of 2.50% or (ii) the lender's Base Rate (as defined in the Credit Facility) plus a margin of 1.50%.

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

        Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At June 30, 2019, Focus LLC's First Lien Leverage Ratio was 4.05:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Focus LLC is also subject to contingent principal payments based on excess cash flow for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

8. CREDIT FACILITY (Continued)

        The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2018 and June 30, 2019:

	December 31, 2018	June 30, 2019
First Lien Term Loan	$798,985	$794,970
First Lien Revolver	40,000	320,000
Unamortized debt financing costs	(2,403)	(2,186)

Total	$836,582	$1,112,784

        Weighted-average interest rates for outstanding borrowings were approximately 6% for the year ended December 31, 2018 and approximately 5% for the six months ended June 30, 2019.

        As of December 31, 2018 and June 30, 2019, the First Lien Revolver available unused commitment line was $605,793 and $323,673, respectively.

        As of December 31, 2018 and June 30, 2019, Focus LLC was contingently obligated for letters of credit in the amount of $4,207 and $6,327, respectively, each bearing interest at an annual rate of approximately 1% and 2%, respectively.

        In July 2019, the Company expanded its First Lien Term Loan by $350,000 and incurred approximately $3,800 in estimated debt financing costs. The debt was issued at a discount of 0.25% or $875. The proceeds were used by the Company to reduce the amount outstanding under the Company's First Lien Revolver. Additionally, the quarterly installment repayments related to the First Lien Term Loan were increased to $2,891.

9. EQUITY

Common Stock

        Each Focus LLC common unit, together with a corresponding share of Class B common stock, and Focus LLC incentive unit (after conversion into a number of Focus LLC common units taking into account the then-current value of the common units and such incentive unit's aggregate hurdle amount) is exchangeable, pursuant to the terms and subject to the conditions set forth in the Operating Agreement, for one share of the Company's Class A common stock, or, if either the Company or Focus LLC so elects, cash.

        In March 2019, the Company issued an aggregate of 403,712 shares of Class A common stock and retired 254,441 shares of Class B common stock and 217,730 incentive units in Focus LLC and acquired 403,712 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

        In June 2019, the Company issued an aggregate of 423,985 shares of Class A common stock and retired 260,385 shares of Class B common stock and 248,142 incentive units in Focus LLC and acquired 423,985 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

9. EQUITY (Continued)

Stock Options and Unvested Class A Common Stock

        The following table provides information relating to the changes in the Company's stock options during the six months ended June 30, 2019:

	Stock Options	Weighted Average Exercise Price
Outstanding—January 1, 2019	1,401,276	$31.34
Granted	55,513	35.30
Exercised	(24,126)	33.00
Forfeited	(22,358)	30.33

Outstanding—June 30, 2019	1,410,305	31.48

Vested—June 30, 2019	478,888	33.00

        The following table provides information relating to the changes in the Company's unvested Class A common stock during the six months ended June 30, 2019:

	Unvested Class A Common Stock	Grant Date Fair Value
Outstanding—January 1, 2019	119,078	$33.00
Forfeited	(909)	33.00

Outstanding—June 30, 2019	118,169	33.00

        For the purpose of calculating equity-based compensation expense for time-based stock option awards granted during the six months ended June 30, 2019, the grant date fair value was determined through the application of the Black-Scholes model with the following weighted average assumptions:

Expected term	6.25 years
Expected stock price volatility	28%
Risk-free interest rate	2.42%
Expected dividend yield	—%
Weighted average grant date fair value	$11.67

        The Company recognized $1,158 and $2,060 of non-cash equity compensation expense in relation to the stock options and unvested Class A common stock during the three and six months ended June 30, 2019, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

9. EQUITY (Continued)

Focus LLC Incentive Units

        The following table provides information relating to the changes in Focus LLC incentive units during the six months ended June 30, 2019:

	Incentive Units	Weighted Average Hurdle Price
Outstanding—January 1, 2019	18,597,474	$20.63
Granted	30,000	36.64
Exchanged	(465,872)	11.34
Forfeited	(331,038)	27.80

Outstanding—June 30, 2019	17,830,564	20.77

Vested—June 30, 2019	9,487,585	14.35

        Incentive units outstanding and vested at June 30, 2019 were as follows:

Hurdle Rates	Number Outstanding	Vested Incentive Units
$1.42	175,421	175,421
5.50	97,798	97,798
6.00	56,702	56,702
7.00	482,545	482,545
9.00	2,001,982	2,001,982
11.00	1,271,965	1,271,965
12.00	520,000	520,000
13.00	842,418	835,752
14.00	56,205	56,205
16.00	168,552	168,552
17.00	80,000	72,500
19.00	865,731	791,981
21.00	3,975,500	2,475,500
22.00	1,289,667	342,104
23.00	524,828	131,207
27.00	29,484	7,371
28.50	1,646,766	—
33.00	3,715,000	—
36.64	30,000	—

	17,830,564	9,487,585

        The Company recorded $3,701 and $7,555 of non-cash equity compensation expense for incentive units and other during the three and six months ended June 30, 2018, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

9. EQUITY (Continued)

        The Company recorded $4,020 and $7,039 of non-cash equity compensation expense for incentive units and other during the three and six months ended June 30, 2019, respectively.

10. INCOME TAXES

        The estimated annual effective tax rate for the six months ended June 30, 2019 was 42.7% as compared to 30.2% for the three months ended March 31, 2019. The increase in the estimated annual effective tax rate is primarily attributable to an increase in estimated non-deductible equity-based compensation expense. Income tax expense for the six months ended June 30, 2019 is primarily related to federal, state and local income taxes imposed on the Company's allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net loss attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

        During the six months ended June 30, 2019, there were no changes to the Company's uncertain tax positions.

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

        As of June 30, 2019, the Company recorded a liability of $46,535 relating to the TRA obligations. Future payments under the TRAs in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded.

12. LEASES

        The Company rents office space under operating leases with various expiration dates. The Company determines if a contract contains a lease at inception. Leases with an initial term of 12 months or less, which are immaterial to the condensed consolidated financial statements, are not recorded in the balance sheet. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recorded on a straight-line basis over the lease term. The Company has a limited number of finance leases which are not material to the consolidated financial statements.

        Operating lease costs are recorded within selling, general and administrative expenses. The implicit discount rates used to determine the present value of the Company's leases are not readily determinable. Therefore, an incremental borrowing rate is used which is estimated based on the

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

12. LEASES (Continued)

Company's cost of borrowing for the relevant terms of each lease. The weighted average discount rate used to determine the Company's operating lease liabilities was approximately 6.6% at June 30, 2019. The weighted average remaining lease term at June 30, 2019 was 7.4 years.

        The future minimum lease payments under operating leases in place as of June 30, 2019 were as follows:

Period	Amount
Six months ending December 31, 2019	$20,834
2020	39,965
2021	33,461
2022	27,944
2023	22,854
2024 and thereafter	88,139

233,197
Less: present value discount	(52,746)

Operating lease liabilities at June 30, 2019	$180,451

        Other information pertaining to leases consists of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs included in selling general and administrative expenses	$11,298	$20,963
Operating cash flows from operating leases	10,379	19,473
Operating lease assets obtained in exchange for operating lease obligations	13,469	37,317

        In accordance with ASC 840 future minimum lease payments under operating leases in place at December 31, 2018 were as follows:

Year Ending December 31,	Amount
2019	$35,426
2020	31,695
2021	24,813
2022	20,906
2023	16,743
2024 and thereafter	50,045

Total minimum lease payments	$179,628

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (Continued)

(In thousands, except unit data, share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES

        Credit Risk—The Company's broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company's broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company's broker-dealer subsidiaries for losses that result from a counterparty's failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2018 and June 30, 2019, the Company had recorded no liabilities in connection with this right.

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

        The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management's review of the financial stability of the institution. At December 31, 2018 and June 30, 2019, a significant portion of cash and cash equivalents were held at a single institution.

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

14. CASH FLOW INFORMATION

	Six Months Ended June 30,
	2018	2019
Supplemental disclosures of cash flow information—cash paid for:
Interest	$32,655	$25,904

Income taxes	$2,922	$3,356

Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$21,878	$50,945

Fair market value of restricted common units in connection with acquisitions and contingent consideration	$32,829	$—

Net tangible assets (liabilities) acquired in connection with business acquisitions	$684	$(3,888)

Deferred taxes and tax receivable agreements	$—	$250

Right of use asset related to operating leases	$—	$168,867

Lease liability related to operating leases	$—	$180,451

15. RELATED PARTIES

        The Company reimburses the Company's Chief Executive Officer for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three and six months ended June 30, 2019, the Company recognized expenses of $441 and $1,070, respectively, related to these reimbursements. During the three and six months ended June 30, 2018, the Company recognized expenses of $374 and $897, respectively, related to these reimbursements.

        At June 30, 2019, affiliates of certain holders of the Company's Class A common stock and Class B common stock were lenders under the Credit Facility.

16. OTHER

        In February 2019, the Company recorded a management contract buyout expense of $1,428 related to cash consideration for the buyout of a management agreement with one of the Company's retiring principals whereby the business operations of the relevant partner firm were transitioned to one of the Company's other partner firms.

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

        The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2019.

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

        Since we began revenue-generating and acquisition activities in 2006, we have created a partnership of over 60 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues of $910.9 million for the year ended December 31, 2018 and $561.5 million for the six months ended June 30, 2019. For the year ended December 31, 2018 and the six months ended June 30, 2019, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into the United Kingdom, Canada and Australia.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2019		2018		2019
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
	(dollars in thousands)
Wealth management fees	$216,328	93.5%	$283,296	93.9%	$400,651	93.7%	$526,380	93.8%
Other	15,107	6.5%	18,249	6.1%	27,013	6.3%	35,089	6.2%

Total revenues	$231,435	100.0%	$301,545	100.0%	$427,664	100.0%	$561,469	100.0%

        During the three and six months ended June 30, 2019, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices by our existing partner firms. In the three and six months ended June 30, 2019, we completed acquisitions of 2 and 5 partner firms, respectively. During the three months ended June 30, 2019, the new partner firms were Escala Partners and Sound View Wealth Advisors. During the six months ended June 30, 2019, the new partner firms were Altman, Greenfield & Selvaggi, Prime Quadrant, Foster Dykema Cabot, Escala Partners and Sound View Wealth Advisors. During the three and six months ended June 30, 2019, our partner firms completed 9 and 18 acquisitions, respectively, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification ("ASC") Topic 805: Business Combinations and asset acquisitions.

        See Note 5 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

        For the six months ended June 30, 2019, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms' wealth management fees are primarily based either on a contractual percentage of the client's assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Because of the variety of billing practices across our partner firms, the timing of any impact of short-term financial market movements on revenues will vary. Additionally, we estimate that approximately 30% of our revenues for the three months ended June 30, 2019 were not directly correlated to the financial markets. Of the 70% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three months ended June 30, 2019, we estimate that approximately 70% of such revenues were generated from advance billings. These revenues are impacted by market movements and generally result in a one-quarter lagged effect on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

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

Business Acquisitions

        We completed 21 business acquisitions during the six months ended June 30, 2019, consisting of both new partner firms and acquisitions by our partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

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

        The following table summarizes our business acquisitions for the six months ended June 30, 2019 (dollars in thousands):

Number of business acquisitions closed	21
Consideration:
Cash and option premium	$283,291
Fair market value of estimated contingent consideration	50,945

Total consideration	$334,236

        During the six months ended June 30, 2019, our acquisitions have been paid for with a combination of cash flow from operations and proceeds from borrowings under the Credit Facility.

Recent Developments

        In May 2019, we announced a new value add service for our partner firms that we refer to as Focus Client Solutions. Focus Client Solutions will enable our partner firms to provide their clients with a competitive array of cash and credit solutions through a third-party network of bank and non-bank lenders.

        From July 1, 2019 to the date of this Quarterly Report, we completed 7 business acquisitions (accounted for in accordance with ASC Topic 805: Business Combinations) consisting of both a new partner firm and acquisitions by our partner firms. The Acquired Base Earnings associated with the acquisition of the new partner firm during this period was $16.5 million. For additional information regarding Acquired Base Earnings, please see "—How We Evaluate Our Business."

How We Evaluate Our Business

        We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three and six months ended June 30, 2018 and 2019 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(dollars in thousands, except share and per share data)
Revenue Metrics:
Revenues	$231,435	$301,545	$427,664	$561,469
Revenue growth(1) from prior period	47.2%	30.3%	46.1%	31.3%
Organic revenue growth(2) from prior period	16.7%	18.0%	16.9%	11.0%
Management Fees Metrics (operating expense):
Management fees	$60,559	$79,252	$106,859	$136,258
Management fees growth(3) from prior period	53.1%	30.9%	46.8%	27.5%
Organic management fees growth(4) from prior period	22.1%	16.5%	22.4%	6.6%
Adjusted EBITDA Metrics:
Adjusted EBITDA(5)	$51,890	$62,953	$96,111	$117,467
Adjusted EBITDA growth(5) from prior period	58.9%	21.3%	58.0%	22.2%
Adjusted Net Income Metrics:
Adjusted Net Income(5)	$29,012	$41,232	$54,468	$76,946
Adjusted Net Income growth(5) from prior period	37.6%	42.1%	38.1%	41.3%
Adjusted Net Income Per Share Metrics:
Adjusted Net Income Per Share(5)	$0.40	$0.55	$0.76	$1.03
Adjusted Net Income Per Share growth(5) from prior period	37.6%	37.5%	38.1%	35.5%
Adjusted Shares Outstanding(5)	71,843,916	74,444,102	71,843,916	74,422,405
Other Metrics:
Acquired Base Earnings(6)	$23,800	$6,725	$26,550	$18,638
Number of partner firms at period end(7)	56	62	56	62

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

        Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(dollars in thousands)
Net income (loss)	$(7,656)	$3,102	$(19,710)	$274
Interest income	(235)	(339)	(377)	(536)
Interest expense	18,212	14,424	32,484	27,283
Income tax expense	746	1,425	1,922	204
Amortization of debt financing costs	929	782	1,888	1,564
Intangible amortization	22,290	31,221	41,784	59,962
Depreciation and other amortization	2,162	2,425	4,044	4,738
Non-cash equity compensation expense	3,701	5,178	7,555	9,099
Non-cash changes in fair value of estimated contingent consideration	11,944	3,847	18,315	11,261
Gain on sale of investment	—	—	(5,509)	—
Loss on extinguishment of borrowings	—	—	14,011	—
Other expense (income), net	(203)	468	(296)	704
Management contract buyout	—	—	—	1,428
Other one-time transaction expenses	—	420	—	1,486

Adjusted EBITDA	$51,890	$62,953	$96,111	$117,467

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

        Adjusted Net Income Per Share for the three and six months ended June 30, 2019 is calculated by dividing Adjusted Net Income by the Adjusted Shares Outstanding. Adjusted Shares Outstanding for the three and six months ended June 30, 2019 includes: (i) the weighted average shares of Class A common stock outstanding during the periods, (ii) the weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock, if any, outstanding during the periods, (iii) the weighted average number of Focus LLC common units outstanding during the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock) and (iv) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the periods based on the closing price of our Class A common stock on the last trading day of the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

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

        Set forth below is a reconciliation of net income (loss) to Adjusted Net Income and Adjusted Net Income Per Share for the three and six months ended June 30, 2018 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands, except share and per share data)
Net income (loss)	$(7,656)	$3,102	$(19,710)	$274
Income tax expense	746	1,425	1,922	204
Amortization of debt financing costs	929	782	1,888	1,564
Intangible amortization	22,290	31,221	41,784	59,962
Non-cash equity compensation expense	3,701	5,178	7,555	9,099
Non-cash changes in fair value of estimated contingent consideration	11,944	3,847	18,315	11,261
Gain on sale of investment	—	—	(5,509)	—
Loss on extinguishment of borrowings	—	—	14,011	—
Management contract buyout	—	—	—	1,428
Other one-time transaction expenses(1)	—	420	—	1,486

Subtotal	$31,954	$45,975	$60,256	$85,278
Pro forma income tax expense (27%)(2)	(8,628)	(12,413)	(16,269)	(23,025)
Tax Adjustments(2)(3)	5,686	7,670	10,481	14,693

Adjusted Net Income	$29,012	$41,232	$54,468	$76,946

Adjusted Shares Outstanding(4)	71,843,916	74,444,102	71,843,916	74,422,405
Adjusted Net Income Per Share	$0.40	$0.55	$0.76	$1.03

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic(5)	—	46,696,200	—	46,455,238

Adjustments:
Shares of Class A common stock issued in connection with the IPO and Reorganization Transactions(6)	42,529,651	—	42,529,651	—
Weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock(7)	—	25,359	—	16,607
Weighted average Focus LLC common units outstanding(8)	22,499,665	22,488,713	22,499,665	22,635,388
Weighted average common unit equivalent of Focus LLC incentive units outstanding(9)	6,814,600	5,233,830	6,814,600	5,315,172

Adjusted Shares Outstanding(4)	71,843,916	74,444,102	71,843,916	74,422,405

(1)
Relates to one-time expenses related to (a) Loring Ward severance cash compensation of $280 during the three months ended March 31, 2019, which were recorded in compensation and related expenses and (b) transaction expenses of $786 and $420, associated with the acquisition of Loring Ward, which were recorded in selling, general and administrative expenses during the three months ended March 31, 2019 and June 30, 2019, respectively.

(2)
For periods ended prior to the closing of the IPO and the consummation of the Reorganization Transactions on July 30, 2018, certain tax related adjustments are being made for comparative purposes only.

(3)
As of June 30, 2019, estimated tax adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% tax rate for the next 12 months is $30.8 million.

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

(7)
The incremental shares for the six months ended June 30, 2019 related to unvested Class A common stock as calculated using the treasury stock method were not included in the calculation of the GAAP weighted average shares of Class A common stock—diluted as the result would have been anti-dilutive.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2019

        The following discussion presents an analysis of our results of operations for the three months ended June 30, 2018 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended June 30,
	2018	2019	$ Change	% Change
	(dollars in thousands)
Revenues:
Wealth management fees	$216,328	$283,296	$66,968	31.0%
Other	15,107	18,249	3,142	20.8%

Total revenues	231,435	301,545	70,110	30.3%

Operating expenses:
Compensation and related expenses	81,273	105,531	24,258	29.8%
Management fees	60,559	79,252	18,693	30.9%
Selling, general and administrative	41,493	59,736	18,243	44.0%
Intangible amortization	22,290	31,221	8,931	40.1%
Non-cash changes in fair value of estimated contingent consideration	11,944	3,847	(8,097)	(67.8)%
Depreciation and other amortization	2,162	2,425	263	12.2%

Total operating expenses	219,721	282,012	62,291	28.4%

Income from operations	11,714	19,533	7,819	66.7%

Other income (expense):
Interest income	235	339	104	44.3%
Interest expense	(18,212)	(14,424)	3,788	20.8%
Amortization of debt financing costs	(929)	(782)	147	15.8%
Other income (expense)—net	203	(468)	(671)	*
Income from equity method investments	79	329	250	*

Total other expense—net	(18,624)	(15,006)	3,618	19.4%

Income (loss) before income tax	(6,910)	4,527	11,437	165.5%
Income tax expense	746	1,425	679	91.0%

Net income (loss)	$(7,656)	$3,102	$10,758	140.5%

*
Not meaningful

  Revenues

        Wealth management fees increased $67.0 million, or 31.0%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. New partner firms added subsequent to the three months ended June 30, 2018 that are included in our results of operations for the three months ended June 30, 2019 include Asset Advisors Investment Management, Edge Capital Group, Vista Wealth Management, Altman Greenfield & Selvaggi, Prime Quadrant, Foster Dykema Cabot, Escala Partners and Sound View Wealth Advisors. These new partner firms contributed approximately $27.6 million in revenue during the three months ended June 30, 2019. The balance of the increase of

$39.4 million was due to the revenue growth at our existing partner firms associated with wealth management services which included the effect of partner firm-level acquisitions.

        Other revenues increased $3.1 million, or 20.8%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase related to new partner firms was $1.0 million. The balance of the increase of $2.1 million was due primarily to an increase in outsourced services revenue.

  Operating Expenses

        Compensation and related expenses increased $24.3 million, or 29.8%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase related to new partner firms was $5.7 million. The balance of the increase of $18.6 million was due to an increase in salaries and related expense and partner firm-level acquisitions.

        Management fees increased $18.7 million, or 30.9%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase related to the new partner firms was $8.7 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $10.0 million was due to the increase in earnings during the three months ended June 30, 2019 compared to the three months June 30, 2018 as a result of partner firm-level acquisitions and new partner promotions.

        Selling, general and administrative expenses increased $18.2 million, or 44.0%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase related to new partner firms was $5.6 million. The balance of the increase of $12.6 million due to an increase in expenses related to rent expense, subadvisory fees, information technology, professional fees and travel related to the growth of our existing partner firms and our acquisition of new partner firms and partner firm-level acquisitions.

        Intangible amortization increased $8.9 million, or 40.1%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase related to new partner firms was $4.0 million. The balance of the increase of $4.9 million was primarily due to partner firm-level acquisitions.

        Non-cash changes in fair value of estimated contingent consideration decreased $8.1 million, or 67.8%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. During the three months ended June 30, 2018 and 2019, the probability that certain contingent consideration payments would be achieved increased resulting in an increase in the fair value of the contingent consideration liability.

        Depreciation and other amortization expense increased $0.3 million, or 12.2%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was related to a full period of depreciation and amortization for fixed assets acquired in 2018.

  Interest Expense

        Interest expense decreased $3.8 million, or 20.8%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease was related to the repayment of our $207.0 million Second Lien Term Loan in connection with our IPO in July 2018, partially offset by higher borrowings under our First Lien Revolver due to acquisition activity.

  Income Tax Expense

        Income tax expense increased $0.7 million, or 91.0%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, we recorded a tax expense of $1.4 million based on the estimated annual effective tax rate of 42.7%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.'s allocable portion of taxable income from Focus LLC as a result of the IPO and Reorganization Transactions.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2019

        The following discussion presents an analysis of our results of operations for the six months ended June 30, 2018 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Six Months Ended June 30,
	2018	2019	$ Change	% Change
	(dollars in thousands)
Revenues:
Wealth management fees	$400,651	$526,380	$125,729	31.4%
Other	27,013	35,089	8,076	29.9%

Total revenues	427,664	561,469	133,805	31.3%

Operating expenses:
Compensation and related expenses	154,622	206,979	52,357	33.9%
Management fees	106,859	136,258	29,399	27.5%
Selling, general and administrative	77,780	111,993	34,213	44.0%
Management contract buyout	—	1,428	1,428	*
Intangible amortization	41,784	59,962	18,178	43.5%
Non-cash changes in fair value of estimated contingent consideration	18,315	11,261	(7,054)	(38.5)%
Depreciation and other amortization	4,044	4,738	694	17.2%

Total operating expenses	403,404	532,619	129,215	32.0%

Income from operations	24,260	28,850	4,590	18.9%

Other income (expense):
Interest income	377	536	159	42.2%
Interest expense	(32,484)	(27,283)	5,201	16.0%
Amortization of debt financing costs	(1,888)	(1,564)	324	17.2%
Gain on sale of investment	5,509	—	(5,509)	*
Loss on extinguishment of borrowings	(14,011)	—	14,011	*
Other income (expense)—net	296	(704)	(1,000)	*
Income from equity method investments	153	643	490	*

Total other expense—net	(42,048)	(28,372)	13,676	32.5%

Income (loss) before income tax	(17,788)	478	18,266	102.7%
Income tax expense	1,922	204	1,718	89.4%

Net income (loss)	$(19,710)	$274	$19,984	101.4%

*
Not meaningful

  Revenues

        Wealth management fees increased $125.7 million, or 31.4%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. New partner firms added subsequent to the six months ended June 30, 2018 that are included in our results of operations for the six months ended June 30, 2019 include Asset Advisors Investment Management, Edge Capital Group, Vista Wealth Management, Altman Greenfield & Selvaggi, Prime Quadrant, Foster Dykema Cabot, Escala Partners and Sound View Wealth Advisors. These new partner firms contributed approximately $44.6 million in revenue during the six months ended June 30, 2019. The balance of the increase of $81.1 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm-level acquisitions and a full period of revenue recognized during the six months ended June 30, 2019 for partner firms that were acquired during the six months ended June 30, 2018.

        Other revenues increased $8.1 million, or 29.9%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase related to new partner firms was $1.0 million. The balance of the increase of $7.1 million was due to a full period of revenue recognized during the six months ended June 30, 2019 for partner firms that were acquired during the six months ended June 30, 2018 and an increase in outsourced services revenue.

  Operating Expenses

        Compensation and related expenses increased $52.4 million, or 33.9%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase related to new partner firms was $10.9 million. The balance of the increase of $41.5 million was due to an increase in salaries and related expense, in part the result of a full period of expense recognized during the six months ended June 30, 2019 for partner firms that were acquired during the six months ended June 30, 2018 and partner firm-level acquisitions.

        Management fees increased $29.4 million, or 27.5%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase related to the new partner firms was $12.8 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $16.6 million was due to the increase in earnings during the six months ended June 30, 2019 compared to the six months June 30, 2018, in part the result of a full period of earnings recognized during the six months ended June 30, 2019 for partner firms that were acquired during the six months ended June 30, 2018 as well as a result of partner firm-level acquisitions and new partner promotions.

        Selling, general and administrative expenses increased $34.2 million, or 44.0%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase related to new partner firms was $8.1 million. The balance of the increase of $26.1 million was in part the result of a full period of expense recognized during the six months ended June 30, 2019 for partner firms that were acquired during the six months ended June 30, 2018 and in part due to an increase in expenses related to rent expense, information technology, subadvisory fees, professional fees, travel and acquisition costs related to the growth of our existing partner firms and our acquisition of new partner firms and partner firm-level acquisitions.

        Management contract buyout of $1.4 million for the six months ended June 30, 2019 was related to cash consideration for the buyout of a management agreement with one of our retiring principals whereby the business operations of the relevant partner firm were transitioned to one of our other partner firms.

        Intangible amortization increased $18.2 million, or 43.5%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase related to new partner firms was $6.7 million. The balance of the increase of $11.5 million was due to a full period of expense recognized during the six months ended June 30, 2019 for partner firms that were acquired during the six months ended June 30, 2018 and partner firm-level acquisitions.

        Non-cash changes in fair value of estimated contingent consideration decreased $7.1 million, or 38.5%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, the probability that certain contingent consideration payments would be achieved increased resulting in an increase in the fair value of the contingent consideration liability.

        Depreciation and other amortization expense increased $0.7 million, or 17.2%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was related to a full period of depreciation and amortization for fixed assets acquired in 2018.

        During the six months ended June 30, 2018, we recognized a gain on sale of investment of $5.5 million related to an investment in a financial services company previously carried at cost.

        During the six months ended June 30, 2018, a loss on extinguishment of borrowings of $14.0 million was recognized in connection with the Credit Facility.

  Interest Expense

        Interest expense decreased $5.2 million, or 16.0%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was related to the repayment of our $207.0 million Second Lien Term Loan in connection with our IPO in July 2018, partially offset by higher borrowings under our First Lien Revolver due to acquisition activity.

  Income Tax Expense

        Income tax expense decreased $1.7 million, or 89.4%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, we recorded a tax expense of $0.2 million based on the estimated annual effective tax rate of 42.7%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.'s allocable portion of taxable income from Focus LLC as a result of the IPO and Reorganization Transactions.

Liquidity and Capital Resources

Sources of Liquidity

        During the six months ended June 30, 2019, we met our cash and liquidity needs primarily through cash generated by our operations and borrowings under the Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as the Credit Facility, especially for acquisition activities. If our acquisition activity continues at an accelerated pace, or for larger acquisition opportunities, we may decide to issue equity either as consideration or in an offering. Our ongoing sources of cash will primarily consist of wealth management fees. We will primarily use cash flow from operations to pay compensation and related expenses, management fees, selling, general and administrative expenses, income taxes and debt service. For information regarding the Credit Facility, please read "—Credit Facilities."

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

        The payment obligations under the Tax Receivable Agreements are Focus Inc.'s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.'s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of June 30, 2019, we had recorded a liability of approximately $46.5 million relating to the TRA obligations. Future payments under the Tax Receivable Agreements in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to this amount.

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

Cash Flows

        The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2018 and 2019:

	Six Months Ended June 30,
	2018	2019	$ Change	% Change
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$37,152	$55,218	$18,066	48.6%
Investing activities	(244,061)	(299,161)	(55,100)	22.6%
Financing activities	188,106	248,661	60,555	32.2%
Cash and cash equivalents—end of period	32,572	37,944	5,372	16.5%

  Operating Activities

        Net cash provided by operating activities includes net income or loss adjusted for non-cash expenses such as intangible amortization, depreciation and other amortization, amortization of debt financing costs, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, other non-cash items and changes in cash resulting from changes in operating assets and liabilities. Operating assets and liabilities include receivables from our clients, prepaid expenses and other assets, accounts payable and accrued expenses, deferred revenues and other assets and liabilities.

        Net cash provided by operating activities increased $18.1 million, or 48.6%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to an increase in net income of approximately $20.0 million, offset partially by additional cash used for operating assets and liabilities of $1.5 million.

  Investing Activities

        Net cash used in investing activities increased $55.1 million, or 22.6%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to an increase of $73.8 million in cash paid for acquisitions and contingent consideration offset in part by a decrease in other investing activities of $24.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

  Financing Activities

        Net cash provided by financing activities for the six months ended June 30, 2019 increased $60.6 million or 32.2%, compared to the six months ended June 30, 2018. The increase was primarily due to an increase in net borrowings made under the Credit Facility of $80.5 million during the six months ended June 30, 2019, primarily offset by increases in contingent consideration paid of $11.5 million and distributions for unitholders of $11.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Contractual Obligations

        Except for the increase in our Credit Facility discussed below there have been no material changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Credit Facilities

        As of June 30, 2019, our Credit Facility consisted of a $803.0 million First Lien Term Loan and a $650.0 million First Lien Revolver.

        The First Lien Term Loan has a maturity date of July 2024 and, as of June 30, 2019, required quarterly installment repayments of approximately $2.0 million. The First Lien Term Loan bears interest (at our option) at: (i) the LIBOR plus a margin of 2.50% or (ii) the lender's Base Rate (as defined in the Credit Facility) plus a margin of 1.50%.

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

        We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Agreement) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At June 30, 2019, our First Lien Leverage Ratio was 4.05:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Focus LLC is also subject to contingent principal payments based on excess cash flow for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00.

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

        At June 30, 2019, outstanding stated value borrowings under the Credit Facility were approximately $1.1 billion. The weighted-average interest rate for outstanding borrowings was approximately 5% for the six months ended June 30, 2019. As of June 30, 2019, the First Lien Revolver available unused commitment line was $323.7 million. At June 30, 2019, we had outstanding letters of credit in the amount of $6.3 million bearing interest at an annual rate of approximately 2%.

        In July 2019, we expanded our First Lien Term Loan by $350.0 million and incurred approximately $3.8 million in estimated in debt financing costs. The debt was issued at a discount of 0.25% or $0.9 million. The proceeds were used by us to reduce the amount outstanding under our First Lien Revolver. Additionally, the quarterly installment repayments related to the First Lien Term Loan were increased to $2.9 million.

Critical Accounting Policies

        As of June 30, 2019, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

        The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Our exposure to market risk is primarily related to our partner firms' wealth management services. For the three and six months ended June 30, 2019, over 95% of our revenues were fee-based and recurring in nature. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

        Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. As of June 30, 2019, we had total stated value borrowings outstanding under our Credit Facility of approximately $1.1 billion. If LIBOR based interest rates increased by 1.0% on this amount, our interest expense for the three and six months ended June 30, 2019 would have increased by approximately $2.8 million and $5.6 million, respectively.

Item 4.    Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended June 30, 2019, we issued an aggregate of 423,985 shares of our Class A common stock and retired 260,385 shares of our Class B common stock and 248,142 incentive units in Focus LLC and acquired 423,985 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

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

Item 6.    Exhibits

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Focus Financial Partners Inc.(1)
3.2		Amended and Restated Bylaws of Focus Financial Partners Inc.(1)
10.1		Indemnification Agreement (Joseph Feliciani, Jr.)(2)
10.2
Amendment No. 5 to First Lien Credit Agreement, dated as of July 26, 2019, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent and each new term loan lender party thereto(3)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.NS	*	XBRL Instance Document

Exhibit Number		Description
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed or furnished herewith.

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.

(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on May 9, 2019.

(3)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 26, 2019.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FOCUS FINANCIAL PARTNERS INC.
Date: August 8, 2019	By:	/s/ RUEDIGER ADOLF Ruediger Adolf Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2019	By:	/s/ JAMES SHANAHAN James Shanahan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)