Form 10-Q
period 2019-09-30
Focus Financial Partners Inc.
filed 2019-11-07
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38604

Focus Financial Partners Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47‑4780811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

875 Third Avenue, 28th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(646) 519‑2456

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	FOCS	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2019, the registrant had 47,255,907 shares of Class A common stock and 22,198,665 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10‑Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

Financial Statements Introductory Note

The unaudited condensed consolidated financial statements and other disclosures contained in this report include those of Focus Financial Partners Inc. (“we,” “us,” “our,” “Focus Inc.,” the “Registrant” or the “Company”), which is the registrant, and those of Focus Financial Partners, LLC, a Delaware limited liability company (“Focus LLC”), which became the principal operating subsidiary of the Registrant in a series of reorganization transactions that were completed on July 30, 2018 (the “Reorganization Transactions”) in connection with our initial public offering (“IPO”). For more information regarding the transactions described above, see Note 3 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10‑Q.

As a result of the IPO and Reorganization Transactions, we became the managing member of Focus LLC. The unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of the Company, including consolidation of its investment in Focus LLC, since July 30, 2018. Prior to July 30, 2018, the closing date of the IPO, the unaudited condensed consolidated financial statements represent the financial statements of Focus LLC. The unaudited condensed consolidated financial statements do not reflect what the financial position, results of operations or cash flows of the Company or Focus LLC would have been had these companies been stand‑alone public companies for the periods presented. Specifically, the historical financial statements of Focus LLC do not give effect to the following matters:

•	IPO and Reorganization Transactions;
•	U.S. corporate federal income taxes; and
•	Non‑controlling interest held by other members of Focus LLC after the IPO and Reorganization Transactions.

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2018	2019
ASSETS
Cash and cash equivalents	$33,213	$51,263
Accounts receivable less allowances of $576 at 2018 and $800 at 2019	98,596	130,384
Prepaid expenses and other assets	76,150	79,064
Fixed assets—net	24,780	40,227
Operating lease assets	—	167,866
Debt financing costs—net	12,340	10,319
Deferred tax assets—net	70,009	77,919
Goodwill	860,495	1,073,283
Other intangible assets—net	762,195	1,014,303
TOTAL ASSETS	$1,937,778	$2,644,628
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$8,935	$10,456
Accrued expenses	36,252	61,337
Due to affiliates	39,621	40,151
Deferred revenue	6,215	8,653
Other liabilities	158,497	204,173
Operating lease liabilities	—	183,491
Borrowings under credit facilities (stated value of $838,985 and $1,282,079 at December 31, 2018 and September 30, 2019, respectively)	836,582	1,275,551
Tax receivable agreements obligations	39,156	47,242
TOTAL LIABILITIES	1,125,258	1,831,054
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 46,265,903 and 47,255,907 shares issued and outstanding at December 31, 2018 and September 30, 2019, respectively	462	472
Class B common stock, par value $0.01, 500,000,000 shares authorized; 22,823,272 and 22,198,665 shares issued and outstanding at December 31, 2018 and September 30, 2019, respectively	228	222
Additional paid-in capital	471,386	502,341
Accumulated deficit	(590)	(1,463)
Accumulated other comprehensive loss	(1,824)	(3,576)
Total shareholders' equity	469,662	497,996
Non-controlling interests	342,858	315,578
Total equity	812,520	813,574
TOTAL LIABILITIES AND EQUITY	$1,937,778	$2,644,628

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
REVENUES:
Wealth management fees	$220,235	$299,348	$620,886	$825,728
Other	15,466	17,293	42,479	52,382
Total revenues	235,701	316,641	663,365	878,110
OPERATING EXPENSES:
Compensation and related expenses	107,382	111,829	262,004	318,808
Management fees	62,487	81,112	169,346	217,370
Selling, general and administrative	43,832	58,665	121,612	170,658
Management contract buyout	—	—	—	1,428
Intangible amortization	23,616	34,898	65,400	94,860
Non-cash changes in fair value of estimated contingent consideration	10,564	14,435	28,879	25,696
Depreciation and other amortization	2,077	2,797	6,121	7,535
Total operating expenses	249,958	303,736	653,362	836,355
INCOME (LOSS) FROM OPERATIONS	(14,257)	12,905	10,003	41,755
OTHER INCOME (EXPENSE):
Interest income	432	291	809	827
Interest expense	(12,996)	(15,852)	(45,480)	(43,135)
Amortization of debt financing costs	(828)	(919)	(2,716)	(2,483)
Gain on sale of investment	—	—	5,509	—
Loss on extinguishment of borrowings	(7,060)	—	(21,071)	—
Other (expense) income—net	(525)	9	(229)	(695)
Income from equity method investments	55	53	208	696
Total other expense—net	(20,922)	(16,418)	(62,970)	(44,790)
LOSS BEFORE INCOME TAX	(35,179)	(3,513)	(52,967)	(3,035)
INCOME TAX EXPENSE (BENEFIT)	3,745	(3,905)	5,667	(3,701)
NET INCOME (LOSS)	(38,924)	392	(58,634)	666
Non-controlling interest	28,726	881	48,436	(1,539)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,198)	$1,273	$(10,198)	$(873)
Income (loss) per share of Class A common stock:
Basic	$(0.24)	$0.03	$(0.24)	$(0.02)
Diluted	$(0.24)	$0.03	$(0.24)	$(0.02)
Weighted average shares of Class A common stock outstanding:
Basic	42,351,043	47,044,507	42,351,043	46,653,820
Diluted	42,351,043	47,058,613	42,351,043	46,653,820

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income (loss)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
Net income (loss)	$(38,924)	$392	$(58,634)	$666
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(318)	(2,464)	(1,824)	(2,797)
Comprehensive loss	(39,242)	(2,072)	(60,458)	(2,131)
Less: Comprehensive (income) loss attributable to noncontrolling interest	28,799	1,769	50,015	(494)
Comprehensive loss attributable to common shareholders	$(10,443)	$(303)	$(10,443)	$(2,625)

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the nine months ended
	September 30,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(58,634)	$666
Adjustments to reconcile net income (loss) to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	65,400	94,860
Depreciation and other amortization	6,121	7,535
Amortization of debt financing costs	2,716	2,483
Non-cash equity compensation expense	31,612	13,375
Non-cash changes in fair value of estimated contingent consideration	28,879	25,696
Income from equity method investments	(208)	(696)
Distributions received from equity method investments	739	668
Other non-cash items	787	117
Loss on extinguishment of borrowings	19,001	—
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(30,172)	(30,367)
Prepaid expenses and other assets	(6,035)	(4,820)
Accounts payable	1,219	1,240
Accrued expenses	21,382	39,968
Due to affiliates	7,503	365
Other liabilities	(6,315)	(21,964)
Deferred revenue	2,223	794
Net cash provided by operating activities	86,218	129,920
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(296,821)	(494,336)
Purchase of fixed assets	(6,326)	(20,758)
Investment and other	(24,300)	—
Net cash used in investing activities	(327,447)	(515,094)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	250,000	939,125
Repayments of borrowings under credit facilities	(449,019)	(496,906)
Proceeds from issuance of common stock, net	565,160	—
Payments in connection with unit redemption, net	(61,539)	—
Contingent consideration paid	(10,286)	(20,514)
Payments of debt financing costs	(4,612)	(3,743)
Proceeds from exercise of stock options	—	796
Payments on finance lease obligations	(147)	(138)
Distributions for unitholders	(1,308)	(15,225)
Net cash provided by financing activities	288,249	403,395
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(97)	(171)
CHANGE IN CASH AND CASH EQUIVALENTS	46,923	18,050
CASH AND CASH EQUIVALENTS:
Beginning of period	51,455	33,213
End of period	$98,378	$51,263

See Note 14 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in members’ deficit/shareholders’ equity

Three months ended September 30, 2018 and 2019

(In thousands, except share amounts)

										Accumulated		Total Members’
	Class A			Class B				Additional		Other		Deficit/
	Common Stock			Common Stock				Paid - In	Accumulated	Comprehensive	Common	Shareholders’	Non - controlling
	Shares	Amount		Shares		Amount		Capital	Deficit	Loss	Units	Equity	Interest	Total Equity
Balance at July 1, 2018	—		$—		—		$—	$38,286	$(825,230)	$(9,775)	$37,176	$(759,543)	$—	$(759,543)
Net loss	—	—	—	—	—	—	—	—	(28,111)	—	—	(28,111)	—	(28,111)
Issuance of restricted common units in connection with acquisitions and contingent consideration	—	—	—	—	—	—	—	—	—	—	7,560	7,560	—	7,560
Non-cash equity compensation expense-net of related forfeitures, related to incentive units	—	—	—	—	—	—	—	17,432	—	—	—	17,432	—	17,432
Currency translation adjustment-net of tax	—	—	—	—	—	—	—	—	—	108	—	108	—	108
Retirement of treasury stock	—	—	—	—	—	—	—	(2,067)	—	—	(842)	(2,909)	—	(2,909)
Distribution for unitholders	—	—	—	—	—	—	—	—	(2,174)	—	—	(2,174)	—	(2,174)
Reorganization of equity structure - July 30, 2018	23,881,002		239		22,499,665		225	(271,307)	855,515	9,667	(43,894)	550,445	258,670	809,115
Balance post-reorganization	23,881,002		239		22,499,665		225	(217,656)	—	—	—	(217,192)	258,670	41,478
Net loss	—		—		—		—	—	(10,198)	—	—	(10,198)	(615)	(10,813)
Issuance of common stock	18,648,649		186		—		—	564,974	—	—	—	565,160	—	565,160
Issuance of common stock in connection with acquisitions	—		—		323,607		3	—	—	—	—	3	—	3
Change in noncontrolling interest allocation	—		—		—		—	1,522	—	—	—	1,522	10,911	12,433
Non-cash equity compensation expenses	—		—		—		—	4,409	—	—	—	4,409	—	4,409
Currency translation adjustment-net of tax	—		—		—		—	—	—	(245)	—	(245)	(181)	(426)
Adjustment of deferred tax assets, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—		—		—		—	36,581	—	—	—	36,581	—	36,581
Balance at September 30, 2018	42,529,651		$425		22,823,272		$228	$389,830	$(10,198)	$(245)	$—	$380,040	$268,785	$648,825

Balance at July 1, 2019	47,116,817		$471		22,308,446		$223	$489,566	$(2,736)	$(2,000)	$—	$485,524	$330,331	$815,855
Net income	—		—		—		—	—	1,273	—	—	1,273	(881)	392
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	109,781		1		(109,781)		(1)	2,252	—	—	—	2,252	—	2,252
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	40,900		—		—		—	838	—	—	—	838	—	838
Forfeiture of unvested Class A common stock	(11,591)		—		—		—	(382)	—	—	—	(382)	—	(382)
Change in non-controlling interest allocation	—		—		—		—	9,263	—	—	—	9,263	(12,984)	(3,721)
Non-cash equity compensation expenses	—		—		—		—	903	—	—	—	903	—	903
Currency translation adjustment-net of tax	—		—		—		—	—	—	(1,576)	—	(1,576)	(888)	(2,464)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—		—		—		—	(99)	—	—	—	(99)	—	(99)
Balance at September 30, 2019	47,255,907		$472		22,198,665		$222	$502,341	$(1,463)	$(3,576)	$—	$497,996	$315,578	$813,574

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in members’ deficit/shareholders’ equity

Nine months ended September 30, 2018 and 2019

(In thousands, except share amounts)

							Accumulated		Total
	Class A		Class B		Additional		Other		Members' Deficit/
	Common Stock		Common Stock		Paid - In	Accumulated	Comprehensive	Common	Shareholders’	Non - controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Units	Equity	Interest	Total Equity
Balance at January 1, 2018	—	$—	—	$—	$30,731	$(805,470)	$(8,269)	$4,347	$(778,661)	$—	$(778,661)
Net loss	—	—	—	—	—	(47,821)	—	—	(47,821)	—	(47,821)
Issuance of restricted common units in connection with acquisitions and contingent consideration	—	—	—	—	—	—	—	40,389	40,389	—	40,389
Non-cash equity compensation expense-net of related forfeitures, related to incentive units	—	—	—	—	24,987	—	—	—	24,987	—	24,987
Currency translation adjustment-net of tax	—	—	—	—	—	—	(1,398)	—	(1,398)	—	(1,398)
Retirement of treasury stock	—	—	—	—	(2,067)	—	—	(842)	(2,909)	—	(2,909)
Distribution for unitholders	—	—	—	—	—	(2,224)	—	—	(2,224)	—	(2,224)
Reorganization of equity structure - July 30, 2018	23,881,002	239	22,499,665	225	(271,307)	855,515	9,667	(43,894)	550,445	258,670	809,115
Balance post-reorganization	23,881,002	239	22,499,665	225	(217,656)	—	—	—	(217,192)	258,670	41,478
Net loss	—	—	—	—	—	(10,198)	—	—	(10,198)	(615)	(10,813)
Issuance of common stock	18,648,649	186	—	—	564,974	—	—	—	565,160	—	565,160
Issuance of common stock in connection with acquisitions	—	—	323,607	3	—	—	—	—	3	—	3
Change in noncontrolling interest allocation	—	—	—	—	1,522	—	—	—	1,522	10,911	12,433
Non-cash equity compensation expenses	—	—	—	—	4,409	—	—	—	4,409	—	4,409
Currency translation adjustment-net of tax	—	—	—	—	—	—	(245)	—	(245)	(181)	(426)
Adjustment of deferred tax assets, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	36,581	—	—	—	36,581	—	36,581
Balance at September 30, 2018	42,529,651	$425	22,823,272	$228	$389,830	$(10,198)	$(245)	$—	$380,040	$268,785	$648,825

Balance at January 1, 2019	46,265,903	$462	22,823,272	$228	$471,386	$(590)	$(1,824)	$—	$469,662	$342,858	$812,520
Net loss	—	—	—	—	—	(873)	—	—	(873)	1,539	666
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	624,607	7	(624,607)	(6)	18,823	—	—	—	18,824	—	18,824
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	353,771	3	—	—	10,810	—	—	—	10,813	—	10,813
Forfeiture of unvested Class A common stock	(12,500)	—	—	—	(412)	—	—	—	(412)	—	(412)
Exercise of stock options	24,126	—	—	—	796	—	—	—	796	—	796
Change in non-controlling interest allocation	—	—	—	—	(1,769)	—	—	—	(1,769)	(27,774)	(29,543)
Non-cash equity compensation expenses	—	—	—	—	2,556	—	—	—	2,556	—	2,556
Currency translation adjustment-net of tax	—	—	—	—	—	—	(1,752)	—	(1,752)	(1,045)	(2,797)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	151	—	—	—	151	—	151
Balance at September 30, 2019	47,255,907	$472	22,198,665	$222	$502,341	$(1,463)	$(3,576)	$—	$497,996	$315,578	$813,574

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements

(In thousands, except unit data, share and per share amounts)

1. GENERAL

Organization and Business— The Company was formed as a Delaware corporation on July 29, 2015 for the sole purpose of completing the IPO and Reorganization Transactions in order to carry on the business of Focus LLC. On July 30, 2018, the Company became the managing member of Focus LLC and operates and controls the businesses and affairs of Focus LLC and its subsidiaries. Accordingly, the unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of Focus LLC (predecessor) prior to July 30, 2018.

Focus LLC is a Delaware limited liability company that was formed in November 2004. Focus LLC’s subsidiaries commenced revenue-generating and acquisition activities in January 2006. Focus LLC’s activities were governed by its Third Amended and Restated Operating Agreement, as amended, through July 30, 2018 and then its Fourth Amended and Restated Operating Agreement (as amended, the “Operating Agreement”), effective on July 30, 2018.

Focus LLC is in the business of acquiring and overseeing independent fiduciary wealth management and related businesses.

2. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The unaudited condensed consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. The Company consolidates Focus LLC and its subsidiaries’ consolidated financial statements and records the interests in Focus LLC that the Company does not own as non-controlling interests. Non-controlling interests were measured initially at the proportionate share of Focus LLC’s identifiable net assets at the date of the IPO. Intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2019.

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Domestic revenue	$230,286	$302,572	$646,805	$844,784
International revenue	5,415	14,069	16,560	33,326
Total revenue	$235,701	$316,641	$663,365	$878,110

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right of use asset for the right to use the underlying asset for the lease term. ASU No. 2016-02 was effective for the Company for interim and annual periods beginning January 1, 2019. The Company adopted ASU No. 2016-02 effective January 1, 2019 using a modified retrospective method and therefore has not restated comparative periods. The Company elected to use certain practical expedients to assist in the transition and has not reassessed the identification and classification of leases upon adoption. Based on the portfolio of leases as of January 1, 2019, the Company recognized approximately $144,000 of lease liabilities and $134,000 of right of use assets (which reflects the reclassification of previous deferred rent balances into the right of use asset as required under the transition guidance) on the balance sheet, primarily related to operating leases for real estate. There was no material impact to the consolidated statement of operations and comprehensive income (loss) or consolidated statement of cash flows as a result of adoption of this new guidance. Refer to Note 12 for further information regarding leases.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. Early adoption is permitted. ASU No. 2017-04 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU No. 2018-07 was effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU No. 2018-07 on January 1, 2019 did not have a material effect on the Company’s consolidated financial statements.

3. IPO, REORGANIZATION TRANSACTIONS AND USE OF PROCEEDS

Initial Public Offering

On July 30, 2018, the Company completed its IPO of 18,648,649 shares of its Class A common stock, par value $0.01 per share, including 2,432,432 shares of Class A common stock sold in connection with the full exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $33.00 per share. The shares began trading on the NASDAQ Global Select Market on July 26, 2018 under the ticker symbol “FOCS.”

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Reorganization Transactions

In connection with the IPO, Focus LLC completed the Reorganization Transactions. The equity interests in Focus LLC at the date of the IPO consisted of convertible preferred units, common units and incentive units, each incentive unit having a hurdle amount similar to the exercise price of a stock option. The owners of Focus LLC units immediately prior to the IPO (“Existing Owners”) primarily included (i) affiliates of Focus LLC’s private equity investors (“Private Equity Investors”), (ii) members of management of Focus LLC, (iii) current and former principals of independent fiduciary wealth management and related businesses acquired by Focus LLC and (iv) current and former employees of Focus LLC.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The calculation of controlling and non-controlling interest is as follows as of September 30, 2018 and 2019:

	2018	2019
Focus LLC common units held by continuing owners	22,823,272	22,198,665
Common unit equivalents of outstanding vested and unvested incentive units held by continuing owners(1)	9,810,779	4,006,594
Total common units and common unit equivalents attributable to non-controlling interest	32,634,051	26,205,259
Total common units and common unit equivalents of incentive units outstanding	75,163,702	73,461,166
Non-controlling interest allocation	43.4%	35.7%
Company’s interest in Focus LLC	56.6%	64.3%

(1)

Focus LLC common units issuable upon conversion of 16,842,170 and 17,748,891 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of September 30, 2018 and 2019, respectively, was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

The below table contains a reconciliation of net income (loss) to net income (loss) attributable to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net income (loss)	$(38,924)	$392	$(58,634)	$666
Net loss attributable to members of Focus LLC (for the respective period through the IPO)	28,111	—	47,821	—
Non-controlling interest subsequent to the IPO	615	881	615	(1,539)
Net income (loss) attributable to common shareholders	$(10,198)	$1,273	$(10,198)	$(873)

The calculation of basic and diluted income (loss) per share is described below:

Basic income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods:

	Period July 30,
	2018 through	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2019
Basic income (loss) per share:
Net income (loss) attributable to common shareholders	$(10,198)	$1,273	$(873)
Weighted average shares of Class A common stock outstanding	42,351,043	47,044,507	46,653,820
Basic income (loss) per share	$(0.24)	$0.03	$(0.02)

Diluted income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods plus

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options and unvested Class A common stock as calculated using the treasury stock method:

	Period July 30,
	2018 through	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2019
Diluted income (loss) per share:
Net income (loss) attributable to common shareholders	$(10,198)	$1,273	$(873)
Weighted average shares of Class A common stock outstanding	42,351,043	47,044,507	46,653,820
Effect of dilutive stock options	—	—	—
Effect of dilutive unvested Class A common stock	—	14,106	—
Total	42,351,043	47,058,613	46,653,820
Diluted income (loss) per share	$(0.24)	$0.03	$(0.02)

Diluted loss per share for the nine months ended September 30, 2019 excludes incremental shares of 15,773 related to unvested Class A common stock since the effect would be antidilutive due to the net loss for the period. Diluted loss per share for the period July 30, 2018 through September 30, 2018 excludes incremental shares of 89,378 and 41,033, respectively, related to time-based stock options and unvested Class A common stock, since the effect would be antidilutive due to the net loss for the period. Diluted loss per share for the periods July 30, 2018 through September 30, 2018 and the three and nine months ended September 30, 2019 excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the IPO if the volume weighted average per share price for any ninety-calendar day period within such five-year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at September 30, 2018 and 2019.

5. ACQUISITIONS

Business Acquisitions

Business acquisitions are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805: Business Combinations.

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the nine months ended September 30, 2019 is as follows:

Number of business acquisitions closed	28
Consideration:
Cash and option premium	$486,573
Fair market value of estimated contingent consideration	70,209
Total consideration	$556,782
Allocation of purchase price:
Total tangible assets	$47,110
Total liabilities assumed	(49,746)
Customer relationships	328,247
Management contracts	16,364
Goodwill	214,163
Other intangibles	644
Total allocated consideration	$556,782

Management believes approximately $483,156 of tax goodwill and intangibles related to business acquisitions completed during the nine months ended September 30, 2019 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019 includes revenue and income from operations for the 6 business acquisitions that are new subsidiary partner firms from the date they were acquired of $54,646 and $4,013, respectively.

Asset Acquisitions

The Company also separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805, Business Combinations. There were 2 asset acquisitions during the nine months ended September 30, 2019. Total purchase consideration for asset acquisitions during the nine months ended September 30, 2019 was $600 in cash plus contingent consideration as additional purchase consideration when the outcome is determinable.

The weighted‑average useful lives of intangible assets acquired during the nine months ended September 30, 2019 through business acquisitions and asset acquisitions are as follows:

Number
of Years
Management contracts	18
Customer relationships	9
Other intangibles	5
Weighted-average useful life of all intangibles acquired	9

From October 1, 2019 to November 7, 2019, the Company completed 3 business acquisitions and an asset acquisition for cash of $25,517, plus contingent consideration.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2018 and the nine months ended September 30, 2019:

	December 31,	September 30,
	2018	2019
Balance beginning of period:
Goodwill	$538,113	$883,119
Cumulative impairment losses	(22,624)	(22,624)
	515,489	860,495
Goodwill acquired	347,496	214,163
Other	(2,490)	(1,375)
	345,006	212,788
Balance end of period:
Goodwill	883,119	1,095,907
Cumulative impairment losses	(22,624)	(22,624)
	$860,495	$1,073,283

The following table summarizes the amortizing acquired intangible assets at December 31, 2018:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,008,186	$(349,125)	$659,061
Management contracts	133,112	(31,911)	101,201
Other intangibles	4,402	(2,469)	1,933
Total	$1,145,700	$(383,505)	$762,195

The following table summarizes the amortizing acquired intangible assets at September 30, 2019:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,337,680	$(437,159)	$900,521
Management contracts	149,405	(37,779)	111,626
Other intangibles	5,188	(3,032)	2,156
Total	$1,492,273	$(477,970)	$1,014,303

7. FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances.

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

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2018 and September 30, 2019 are as follows:

	December 31, 2018		September 30, 2019
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan	$798,985	$773,018	$1,142,079	$1,147,789

For business acquisitions, the Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on Level 3 inputs.

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2018 and the nine months ended September 30, 2019:

Balance at January 1, 2018	$76,677
Additions to estimated contingent consideration	42,086
Payments of contingent consideration	(26,237)
Non-cash changes in fair value of estimated contingent consideration	6,638
Other	(259)
Balance at December 31, 2018	98,905
Additions to estimated contingent consideration	70,209
Payments of contingent consideration	(34,521)
Non-cash changes in fair value of estimated contingent consideration	25,696
Other	(568)
Balance at September 30, 2019	$159,721

Estimated contingent consideration is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

During the year ended December 31, 2018, the Company paid $23,816 in cash and issued $2,421 of restricted common units as contingent consideration associated with business acquisitions. During the nine months ended September 30, 2019, the Company paid $34,521 in cash as contingent consideration associated with business acquisitions.

In determining fair value of the estimated contingent consideration, the acquired business’ future performance is estimated using financial projections for the acquired business. These financial projections, as well as alternative scenarios of financial performance, are measured against the performance targets specified in each respective acquisition

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

agreement. The fair value of the Company’s estimated contingent consideration is established using the Monte Carlo Simulation model.

The primary significant unobservable input used in the fair value measurement of the Company’s estimated contingent consideration is the forecasted growth rates over the measurement period. Significant increases or decreases in the Company’s forecasted growth rates over the measurement period would result in a higher or lower fair value measurement.

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2018 and September 30, 2019 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2018	Techniques	Input	Range
$98,905	Monte Carlo Simulation Model	Forecasted growth rates	(16.2)% - 18.7%

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
September 30, 2019	Techniques	Input	Range
$159,721	Monte Carlo Simulation Model	Forecasted growth rates	(13.0)% - 132.1%

8. CREDIT FACILITY

In July 2019, Focus LLC expanded its first lien term loan (the “First Lien Term Loan”) by $350,000 and incurred $3,743 in debt financing costs. The debt was issued at a discount of 0.25% or $875 and is being amortized to interest expense over the remaining term of the First Lien Term Loan.

As of September 30, 2019, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $1,153,000 First Lien Term Loan and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

The First Lien Term Loan has a maturity date of July 2024 and requires quarterly installment repayments of  $2,891, as amended in July 2019. The First Lien Term Loan bears interest (at Focus LLC’s option) at: (i) the London InterBank Offered Rate (“LIBOR”) plus a margin of 2.50% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.50%.

The First Lien Revolver has a maturity date of July 2023. Up to $30,000 of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Revolver bears interest at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender’s Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio.

Focus LLC’s obligations under the Credit Facility are collateralized by the majority of Focus LLC’s assets. The Credit Facility contains various customary covenants, including, but not limited to: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property and (v) declaring dividends or making other restricted payments.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At September 30, 2019, Focus LLC's First Lien Leverage Ratio was 4.27:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $288,309 at September 30, 2019. Focus LLC is also subject on an annual basis to contingent principal payments based on excess cash flow for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00.

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

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2018 and September 30, 2019:

	December 31,	September 30,
	2018	2019
First Lien Term Loan	$798,985	$1,142,079
First Lien Revolver	40,000	140,000
Unamortized debt financing costs	(2,403)	(5,684)
Unamortized discount	—	(844)
Total	$836,582	$1,275,551

Weighted‑average interest rates for outstanding borrowings were approximately 6% for the year ended December 31, 2018 and approximately 5% for the nine months ended September 30, 2019.

As of December 31, 2018 and September 30, 2019, the First Lien Revolver available unused commitment line was $605,793 and $503,341, respectively.

As of December 31, 2018 and September 30, 2019, Focus LLC was contingently obligated for letters of credit in the amount of $4,207 and $6,659, respectively, each bearing interest at an annual rate of approximately 1% and 2%, respectively.

9. EQUITY

Common Stock

Each Focus LLC common unit, together with a corresponding share of Class B common stock, and Focus LLC incentive unit (after conversion into a number of Focus LLC common units taking into account the then-current value of the common units and such incentive unit’s aggregate hurdle amount) is exchangeable, pursuant to the terms and subject to the conditions set forth in the Operating Agreement, for one share of the Company’s Class A common stock, or, if either the Company or Focus LLC so elects, cash.

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

In June 2019, the Company issued an aggregate of 423,985 shares of Class A common stock and retired 260,385 shares of Class B common stock and 248,142 incentive units in Focus LLC and acquired 423,985 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC

In September 2019, the Company issued an aggregate of 150,681 shares of Class A common stock and retired 109,781 shares of Class B common stock and 81,673 incentive units in Focus LLC and acquired 150,681 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

Stock Options and Unvested Class A Common Stock

The following table provides information relating to the changes in the Company’s stock options during the nine months ended September 30, 2019:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding—January 1, 2019	1,401,276	$31.34
Granted	88,513	31.72
Exercised	(24,126)	33.00
Forfeited	(77,036)	30.25
Outstanding—September 30, 2019	1,388,627	31.39
Vested—September 30, 2019	478,888	33.00

The following table provides information relating to the changes in the Company’s unvested Class A common stock during the nine months ended September 30, 2019:

	Unvested Class A	Grant Date
	Common Stock	Fair Value
Outstanding—January 1, 2019	119,078	$33.00
Forfeited	(12,500)	33.00
Outstanding—September 30, 2019	106,578	33.00

For the purpose of calculating equity-based compensation expense for time-based stock option awards granted during the nine months ended September 30, 2019, the grant date fair value was determined through the application of the Black-Scholes model with the following weighted average assumptions:

Expected term	6.0	years
Expected stock price volatility	28%
Risk-free interest rate	2.15%
Expected dividend yield	—%
Weighted average grant date fair value	$10.22

The Company recognized $6,098 of non-cash equity compensation expense in relation to the stock options and unvested Class A common stock during the three and nine months ended September 30, 2018, respectively, inclusive of a one-time non-cash equity compensation expense of $4,504 in connection with the IPO and Reorganization Transactions.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The Company recognized $1,011 and $3,071 of non-cash equity compensation expense in relation to the stock options and unvested Class A common stock during the three and nine months ended September 30, 2019, respectively.

Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC incentive units during the nine months ended September 30, 2019:

		Weighted Average
	Incentive Units	Hurdle Price

Outstanding—January 1, 2019	18,597,474	$20.63
Granted	30,000	36.64
Exchanged	(547,545)	11.27
Forfeited	(331,038)	27.80
Outstanding—September 30, 2019	17,748,891	20.82
Vested—September 30, 2019	9,425,912	14.42

Incentive units outstanding and vested at September 30, 2019 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	175,421	175,421
5.50	97,798	97,798
6.00	56,702	56,702
7.00	482,545	482,545
9.00	1,984,779	1,984,779
11.00	1,218,595	1,218,595
12.00	520,000	520,000
13.00	831,416	824,750
14.00	56,205	56,205
16.00	168,552	168,552
17.00	80,000	72,500
19.00	865,633	791,883
21.00	3,975,500	2,475,500
22.00	1,289,667	342,104
23.00	524,828	131,207
27.00	29,484	7,371
28.50	1,646,766	—
33.00	3,715,000	20,000
36.64	30,000	—
	17,748,891	9,425,912

The Company recorded $17,959 and $25,514 of non-cash equity compensation expense for incentive units and other during the three and nine months ended September 30, 2018, respectively. Non-cash equity compensation expense for the three and nine months ended September 30, 2018 includes one-time non-cash equity compensation expense of $14,756 related to certain time-based incentive units that were modified and vested or exchanged for Focus LLC common units in connection with the IPO and Reorganization Transactions.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The Company recorded $3,265 and $10,304 of non-cash equity compensation expense for incentive units and other during the three and nine months ended September 30, 2019, respectively.

Cash compensation expense

In connection with the Reorganization Transactions, the Company recognized a one-time cash compensation expense of $5,926 during the three months ended September 30, 2018.

10. INCOME TAXES

The estimated annual effective tax rate for the nine months ended September 30, 2019 was 121.9% as compared to 42.7% for the six months ended June 30, 2019. The increase in the estimated annual effective tax rate is primarily attributable to a decrease in expected full year income before income taxes. Income tax benefit for the nine months ended September 30, 2019 is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net loss attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

During the nine months ended September 30, 2019, there were no changes to the Company’s uncertain tax positions.

11. TAX RECEIVABLE AGREEMENTS

In connection with the Reorganization Transactions and the closing of the IPO, the Company entered into two Tax Receivable Agreements ("TRAs"): one with certain entities affiliated with the Private Equity Investors and the other with certain other Existing Owners (the parties to the two agreements, collectively, the “TRA holders”). The agreements generally provide for the payment by the Company to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in connection with the Reorganization Transactions and in periods after the IPO, as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. The Company will retain the benefit of the remaining 15% of these cash savings.

As of September 30, 2019, the Company recorded a liability of $47,242 relating to the TRA obligations. Future payments under the TRAs in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded.

12. LEASES

The Company rents office space under operating leases with various expiration dates. The Company determines if a contract contains a lease at inception. Leases with an initial term of 12 months or less, which are immaterial to the condensed consolidated financial statements, are not recorded on the balance sheet. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recorded on a straight-line basis over the lease term. The Company has a limited number of finance leases which are not material to the consolidated financial statements.

Operating lease costs are recorded within selling, general and administrative expenses. The implicit discount rates used to determine the present value of the Company’s leases are not readily determinable. Therefore, an incremental borrowing rate is used which is estimated based on the Company’s cost of borrowing for the relevant terms of each lease. The weighted average discount rate used to determine the Company’s operating lease liabilities was

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

approximately 6.6% at September 30, 2019. The weighted average remaining lease term at September 30, 2019 was 7.3 years.

The future minimum lease payments under operating leases in place as of September 30, 2019 were as follows:

Period	Amount
Three months ending December 31, 2019	$10,903
2020	42,118
2021	35,662
2022	29,873
2023	24,790
2024 and thereafter	92,906
236,252
Less: present value discount	(52,761)
Operating lease liabilities at September 30, 2019	$183,491

Other information pertaining to leases consists of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease costs included in selling general and administrative expenses	$11,517	$32,480
Operating cash flows from operating leases	10,714	30,187
Operating lease assets obtained in exchange for operating lease obligations	11,403	48,720

In accordance with ASC 840 future minimum lease payments under operating leases in place at December 31, 2018 were as follows:

Year Ending December 31,	Amount
2019	$35,426
2020	31,695
2021	24,813
2022	20,906
2023	16,743
2024 and thereafter	50,045
Total minimum lease payments	$179,628

13. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker‑dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker‑dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker‑dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

the clearing brokers. Accordingly, at December 31, 2018 and September 30, 2019, the Company had recorded no liabilities in connection with this right.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2018 and September 30, 2019, a significant portion of cash and cash equivalents were held at a single institution.

Contingent Consideration Arrangements—Contingent consideration is payable in the form of cash and, in some cases, equity. Since the contingent consideration to be paid is based on the growth of forecasted financial performance levels over a number of years, the Company cannot calculate the maximum contingent consideration that may be payable under these arrangements.

Legal and Regulatory Matters—In the ordinary course of business, the Company is involved in lawsuits and other claims. The Company has insurance to cover certain losses that arise in such matters; however, this insurance may not be sufficient to cover these losses. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of any existing legal matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

From time to time, the Company’s subsidiaries receive requests for information from governmental authorities regarding business activities. The Company has cooperated and plans to continue to cooperate with all governmental agencies. The Company continues to believe that the resolution of any governmental inquiry will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

14. CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2018	2019
Supplemental disclosures of cash flow information—cash paid for:
Interest	$45,484	$41,782
Income taxes	$4,680	$5,011
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$32,196	$70,209
Fair market value of restricted common units in connection with acquisitions and contingent consideration	$53,877	$—
Net tangible assets (liabilities) acquired in connection with business acquisitions	$1,238	$(2,636)
Discount on proceeds from Credit Facility	$—	$875
Purchase price installments related to acquisitions	$14,525	$—
Deferred taxes and tax receivable agreements	$36,581	$151
Right of use asset related to operating leases	$—	$167,866
Lease liability related to operating leases	$—	$183,491
Other	$228	$—

15. RELATED PARTIES

The Company reimburses the Company’s Chief Executive Officer for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three and nine months ended September 30, 2018, the Company recognized expenses of $325 and $1,222, respectively, related to these reimbursements. During the three and nine months ended September 30, 2019, the Company recognized expenses of $498 and $1,568, respectively, related to these reimbursements.

At September 30, 2019, affiliates of certain holders of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility. In July 2019, affiliates of certain holders of the Company’s Class A common stock and Class B common stock received $135 in fees in connection with the amendment and expansion of the Company’s First Lien Term Loan.

16. OTHER

In February 2019, the Company recorded a management contract buyout expense of $1,428 related to cash consideration for the buyout of a management agreement with one of the Company’s retiring principals whereby the business operations of the relevant partner firm were transitioned to one of the Company’s other partner firms.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context requires, all references to “we,” “us,” “our,” the “Company,” “Focus Inc.” and similar terms for periods prior to our initial public offering (“IPO”) and related reorganization transactions (the “Reorganization Transactions”) refer to Focus Financial Partners, LLC and its subsidiaries. For periods subsequent to the IPO and Reorganization Transactions, these terms refer to Focus Financial Partners Inc. and its consolidated subsidiaries. “Focus LLC” refers to Focus Financial Partners, LLC, a Delaware limited liability company and a consolidated subsidiary of ours following the IPO.

The term “partner firms” refers to our consolidated subsidiaries engaged in wealth management and related services, the businesses of which are typically managed by the principals. The term “principals” refers to the wealth management professionals who manage the businesses of our partner firms pursuant to the relevant management agreement. The term “our partnership” refers to our business and relationship with our partner firms and is not intended to describe a particular form of legal entity or a legal relationship.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2019.

Forward‑Looking Statements

Some of the information in this Quarterly Report on Form 10‑Q may contain forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” “continue,” “will” and similar expressions are used to identify forward‑looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2019, and in our other filings with the SEC. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward‑looking statements include:

•	fluctuations in wealth management fees;
•	our reliance on our partner firms and the principals who manage their businesses;
•	our ability to make successful acquisitions;
•	unknown liabilities of or poor performance by acquired businesses;
•	harm to our reputation;
•	our inability to facilitate smooth succession planning at our partner firms;
•	our inability to compete;
•	our reliance on key personnel and principals;
•	our inability to attract, develop and retain talented wealth management professionals;
•	our inability to retain clients following an acquisition;
•	write down of goodwill and other intangible assets;
•	our failure to maintain and properly safeguard an adequate technology infrastructure;

•	cyber‑attacks;
•	our inability to recover from business continuity problems;
•	inadequate insurance coverage;
•	the termination of management agreements by management companies;
•	our inability to generate sufficient cash to service all of our indebtedness or our ability to access additional capital;
•	the failure of our partner firms to comply with applicable U.S. and non‑U.S. regulatory requirements and the highly regulated nature of our business;
•	legal proceedings, governmental inquiries; and
•	other factors discussed in this Quarterly Report on Form 10‑Q.

All forward‑looking statements are expressly qualified in their entirety by the foregoing cautionary statements. Our forward‑looking statements speak only as of the date of this Quarterly Report or as of the date as of which they are made. Except as required by applicable law, including federal securities laws, we do not intend to update or revise any forward‑looking statements.

Overview

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment advisor (“RIA”) industry, with a footprint of over 60 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving RIA consolidation. Our partner firms primarily service ultra‑high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating in a scaled business model with aligned interests, while retaining their entrepreneurial culture and independence.

Our partnership is comprised of trusted professionals providing comprehensive wealth management services under a largely recurring, fee‑based model, which differentiates our partner firms from the traditional brokerage platforms whose revenues are largely derived from commissions. We derive a substantial majority of our revenues from wealth management fees for investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. We also generate other revenues primarily from recordkeeping and administration service fees, commissions and distribution fees and outsourced services.

We have to date, with limited exceptions, acquired substantially all of the assets of the firms we chose to partner with but only a portion of the underlying economics in order to align the principals’ interests with our own objectives. To determine the acquisition price, we first estimate the operating cash flow of the business based on current and projected levels of revenue and expense, before compensation and benefits to the selling principals or other individuals who become principals. We refer to the operating cash flow of the business as Earnings Before Partner Compensation (“EBPC”) and to this EBPC estimate as Target Earnings (“Target Earnings”). In economic terms, we typically purchase only 40% to 60% of the partner firm’s EBPC. The purchase price is a multiple of the corresponding percentage of Target Earnings and consists of cash and equity and the right to receive contingent consideration. We refer to the corresponding percentage of Target Earnings on which we base the purchase price as Base Earnings (“Base Earnings”). We create downside protection for ourselves by retaining a cumulative preferred position in Base Earnings, with the excess of Base Earnings up to Target Earnings being retained by the principals via a management agreement. EBPC in excess of the Target Earnings is shared typically in accordance with the same economic percentages, creating an incentive for the principals to grow earnings above the Target Earnings.

Since we began revenue‑generating and acquisition activities in 2006, we have created a partnership of over 60 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues of

$910.9 million for the year ended December 31, 2018 and $878.1 million for the nine months ended September 30, 2019. For the year ended December 31, 2018 and the nine months ended September 30, 2019, in excess of 95% of our revenues were fee‑based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into the United Kingdom, Canada and Australia.

Sources of Revenue

Our partner firms provide comprehensive wealth management services under a largely recurring, fee‑based model. We, solely through our partner firms, derive a substantial majority of our revenue from wealth management fees, which are comprised of fees earned from wealth management services, including investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. Fees are primarily based either on a contractual percentage of the client’s assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. In certain cases, such wealth management fees may be subject to minimum fee levels depending on the services performed. We also generate other revenues, which primarily include recordkeeping and administration service fees, commissions and distribution fees and fees from outsourced services. The following table summarizes our sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2019		2018		2019
		% of Total		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
	(dollars in thousands)
Wealth management fees	$220,235	93.4%	$299,348	94.5%	$620,886	93.6%	$825,728	94.0%
Other	15,466	6.6%	17,293	5.5%	42,479	6.4%	52,382	6.0%
Total revenues	$235,701	100.0%	$316,641	100.0%	$663,365	100.0%	$878,110	100.0%

During the three and nine months ended September 30, 2019, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices by our existing partner firms. In the three and nine months ended September 30, 2019, we completed acquisitions of 1 and 6 partner firms, respectively. During the three months ended September 30, 2019, the new partner firm was Williams Jones. During the nine months ended September 30, 2019, the new partner firms were Altman, Greenfield & Selvaggi, Prime Quadrant, Foster Dykema Cabot, Escala Partners, Sound View Wealth Advisors and Williams Jones. During the three and nine months ended September 30, 2019, our partner firms completed 6 and 24 acquisitions, respectively, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification (“ASC”) Topic 805: Business Combinations and asset acquisitions.

See Note 5 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

For the nine months ended September 30, 2019, in excess of 95% of our revenues were fee‑based and recurring in nature. Although the substantial majority of our revenues are fee‑based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Because of the variety of billing practices across our partner firms, the timing of any impact of short‑term financial market movements on revenues will vary. Additionally, we estimate that approximately 27% of our revenues for the three months ended September 30, 2019 were not directly correlated to the financial markets. Of the 73% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three months ended September 30, 2019, we estimate that approximately 70% of such revenues were generated from advance billings. These revenues are impacted by market movements and generally result in a one‑quarter lagged effect on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

Operating Expenses

Our operating expenses consist of compensation and related expenses, management fees, selling, general and administrative expenses, management contract buyout, intangible amortization, non‑cash changes in fair value of estimated contingent consideration and depreciation and other amortization expense.

Compensation and Related Expenses

Compensation and related expenses include salaries, wages, related employee benefits and taxes for employees at our partner firms and employees at the Focus LLC company level. Compensation and related expenses also include non‑cash compensation expense associated with both Focus Inc.’s and Focus LLC’s equity grants to employees and non‑employees, including management company principals.

Management Fees

While we have to date, with limited exceptions, acquired substantially all of the assets of a target firm, following our acquisition of a new partner firm, the partner firm continues to be primarily managed by its principals through their 100% ownership of a new management company formed by them concurrently with the acquisition. Our operating subsidiary, the management company and the principals enter into a management agreement that provides for the payment of ongoing management fees to the management company. The terms of the management agreements are generally six years subject to automatic renewals for consecutive one‑year terms, unless earlier terminated by either the management company or us in certain limited situations. Under the management agreement, the management company is entitled to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of EBPC in excess of Target Earnings.

We retain a cumulative preferred position in Base Earnings. To the extent earnings of an acquired business in any year are less than Base Earnings, in the following year we are entitled to receive Base Earnings together with the prior years’ shortfall before any management fees are earned by the management company.

The following table provides an illustrative example of our economics, including management fees earned by the management company, for periods of projected revenues, +10% growth in revenues and −10% growth in revenues. This example assumes (i) Target Earnings of $3.0 million; (ii) Base Earnings acquired of 60% of Target Earnings or

$1.8 million; and (iii) a percentage of earnings in excess of Target Earnings retained by the management company of 40%.

	Projected	+10% Growth in	−10% Growth
	Revenues	Revenues	in Revenues
	(in thousands)
New Partner Firm
New partner firm revenues	$5,000	$5,500	$4,500
Less:
Operating expenses (excluding management fees)	(2,000)	(2,000)	(2,000)
EBPC	$3,000	$3,500	$2,500
Base Earnings to Focus Inc. (60%)	1,800	1,800	1,800
Management fees to management company (40%)	1,200	1,200	700
EBPC in excess of Target Earnings:
To Focus Inc. (60%)	—	300	—
To management company as management fees (40%)	—	200	—
Focus Inc.
Focus Inc. revenues	$5,000	$5,500	$4,500
Less:
Operating expenses (excluding management fees)	(2,000)	(2,000)	(2,000)
Less:
Management fees to management company	(1,200)	(1,400)	(700)
Operating income	$1,800	$2,100	$1,800

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

Non‑Cash Changes in Fair Value of Estimated Contingent Consideration

We have typically incorporated into our acquisition structure contingent consideration paid to the sellers upon the satisfaction of specified financial thresholds, and the purchase price for a typical acquisition is comprised of a base purchase price and the right to receive such contingent consideration in the form of earn out payments. The contingent consideration for acquisitions of new partner firms is generally paid over a six-year period upon the satisfaction of specified growth thresholds, in years three and six.  These growth thresholds are typically tied to the compounded annual growth rate (“CAGR”) of the partner firm’s earnings. Such growth thresholds can be set annually over the six-year period as well. The contingent consideration for acquisitions made by our partner firms is paid upon the satisfaction of specified financial thresholds, typically annual thresholds, tied to revenue as adjusted for certain criteria or other operating metrics based on the retention or growth of the business acquired. These arrangements may result in the payment of additional purchase price consideration to the sellers for periods following the closing of an acquisition. Earn out payments are typically payable in cash and, in some cases, equity.

For business acquisitions, we recognize the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in exchange for substantially all of the assets of the wealth management firm. The contingent consideration is remeasured to fair value at each reporting date using a Monte Carlo Simulation model until the contingency is resolved. Any changes in fair value are recognized each reporting period in non‑cash changes in fair value of estimated contingent consideration in our consolidated statements of operations.

Depreciation and Other Amortization

Depreciation and other amortization expense primarily represents the benefits we received from using long‑lived assets such as computers and equipment, leasehold improvements and furniture and fixtures. Those assets primarily consist of purchased fixed assets as well as fixed assets acquired through our acquisitions.

Business Acquisitions

We completed 28 business acquisitions during the nine months ended September 30, 2019, consisting of both new partner firms and acquisitions by our partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The base purchase price typically consists of an upfront cash payment and may include equity. The contingent consideration for acquisitions of new partner firms generally consists of earn outs over a six‑year period following the closing, with payment upon the satisfaction of specified growth thresholds in year three and six. The growth thresholds are typically tied to the CAGR of the partner firm’s earnings. Such growth thresholds can be set annually over the six-year period as well. The contingent consideration for acquisitions made by our partner firms generally is earned upon the satisfaction of specified financial thresholds, typically annual thresholds, tied to revenue as adjusted for certain criteria or other operating metrics based on the retention or growth of the business acquired.

The following table summarizes our business acquisitions for the nine months ended September 30, 2019 (dollars in thousands):

Number of business acquisitions closed	28
Consideration:
Cash and option premium	$486,573
Fair market value of estimated contingent consideration	70,209
Total consideration	$556,782

During the nine months ended September 30, 2019, our acquisitions have been paid for with a combination of cash flow from operations and proceeds from borrowings under the Credit Facility.

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three and nine months ended September 30, 2018 and 2019 include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$235,701	$316,641	$663,365	$878,110
Revenue growth (1) from prior period	30.8%	34.3%	40.2%	32.4%
Organic revenue growth (2) from prior period	9.7%	22.4%	14.3%	13.8%
Management Fees Metrics (operating expense):
Management fees	$62,487	$81,112	$169,346	$217,370
Management fees growth (3) from prior period	45.0%	29.8%	46.1%	28.4%
Organic management fees growth (4) from prior period	12.7%	14.9%	18.1%	9.0%
Adjusted EBITDA Metrics:
Adjusted EBITDA (5)	$53,081	$69,364	$149,192	$186,831
Adjusted EBITDA growth (5) from prior period	25.3%	30.7%	44.5%	25.2%
Adjusted Net Income Metrics:
Adjusted Net Income (5)	$34,131	$45,648	$88,599	$122,594
Adjusted Net Income growth (5) from prior period	43.4%	33.7%	40.1%	38.4%
Adjusted Net Income Per Share Metrics:
Adjusted Net Income Per Share (5)	$0.46	$0.62	$1.22	$1.67
Adjusted Net Income Per Share growth (5) from prior period	39.4%	34.8%	38.6%	36.9%
Adjusted Shares Outstanding (5)	74,055,933	73,371,137	72,557,403	73,340,592
Other Metrics:
Net Leverage Ratio (6) at period end	3.19x	4.27x	3.19x	4.27x
Acquired Base Earnings (7)	$11,200	$16,500	$37,750	$35,138
Number of partner firms at period end (8)	58	63	58	63

(1)	Represents period‑over‑period growth in our GAAP revenue.
(2)

Organic revenue growth represents the period‑over‑period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full‑period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.

(3)

The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period‑over‑period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.

(4)

Organic management fees growth represents the period‑over‑period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full‑period growth of management fees on a

“same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)

For additional information regarding Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income and Adjusted Net Income Per Share”.

(6)

Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).

(7)

The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our retained cumulative preferred position in Base Earnings. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post‑acquisition earnings of the partner firm.

(8)

Represents the number of partner firms on the last day of the period presented. The number includes new partner firms acquired during the period reduced by any partner firms that merged with existing partner firms prior to the last day of the period.

Adjusted EBITDA

Adjusted EBITDA is a non‑GAAP measure. Adjusted EBITDA is defined as net income (loss) excluding interest income, interest expense, income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non‑cash equity compensation expense, non‑cash changes in fair value of estimated contingent consideration, gain on sale of investment, loss on extinguishment of borrowings, other expense/income, net, other one‑time transaction expenses, and management contract buyout, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

•

non‑cash equity grants made to employees or non‑employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; stock‑based compensation expense is not a key measure of our operating performance;

•

contingent consideration or earn outs can vary substantially from company to company and depending upon each company’s growth metrics and accounting assumption methods; the non‑cash changes in fair value of estimated contingent consideration is not considered a key measure in comparing our operating performance; and

•

amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired; the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
	(in thousands)
Net income (loss)	$(38,924)	$392	$(58,634)	$666
Interest income	(432)	(291)	(809)	(827)
Interest expense	12,996	15,852	45,480	43,135
Income tax expense (benefit)	3,745	(3,905)	5,667	(3,701)
Amortization of debt financing costs	828	919	2,716	2,483
Intangible amortization	23,616	34,898	65,400	94,860
Depreciation and other amortization	2,077	2,797	6,121	7,535
Non‑cash equity compensation expense	24,057	4,276	31,612	13,375
Non‑cash changes in fair value of estimated contingent consideration	10,564	14,435	28,879	25,696
Gain on sale of investment	—	—	(5,509)	—
Loss on extinguishment of borrowings	7,060	—	21,071	—
Other expense (income), net	525	(9)	229	695
Management contract buyout	—	—	—	1,428
Other one‑time transaction expenses	6,969	—	6,969	1,486
Adjusted EBITDA	$53,081	$69,364	$149,192	$186,831

Adjusted Net Income and Adjusted Net Income Per Share

We analyze our performance using Adjusted Net Income and Adjusted Net Income Per Share. Adjusted Net Income and Adjusted Net Income Per Share are non‑GAAP measures. We define Adjusted Net Income as net income (loss) excluding income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, non‑cash equity compensation expense, non‑cash changes in fair value of estimated contingent consideration, gain on sale of investment, loss on extinguishment of borrowings, management contract buyout, if any, and other one‑time transaction expenses. The calculation of Adjusted Net Income also includes adjustments to reflect (i) a pro forma 27% income tax rate assuming all earnings of Focus LLC were recognized by Focus Inc. and no earnings were attributable to non‑controlling interests and (ii) tax adjustments from intangible asset related income tax benefits from acquisitions based on a pro forma 27% tax rate.

Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income by the Adjusted Shares Outstanding. Adjusted Shares Outstanding includes: (i) the weighted average shares of Class A common stock outstanding during the periods, (ii) the weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock, if any, outstanding during the periods, (iii) the weighted average number of Focus LLC common units outstanding during the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock) and (iv) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the periods based on the closing price of our Class A common stock on the last trading day of the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

We believe that Adjusted Net Income and Adjusted Net Income Per Share, viewed in addition to and not in lieu of, our reported GAAP results, provide additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

•

non‑cash equity grants made to employees or non‑employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; stock‑based compensation expense is not a key measure of our operating performance;

•

contingent consideration or earn outs can vary substantially from company to company and depending upon each company’s growth metrics and accounting assumption methods; the non‑cash changes in fair value of estimated contingent consideration is not considered a key measure in comparing our operating performance; and

•

amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired; the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.

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

Set forth below is a reconciliation of net income (loss) to Adjusted Net Income and Adjusted Net Income Per Share for the three and nine months ended September 30, 2018 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(dollars in thousands, except per share data)
Net income (loss)	$(38,924)	$392	$(58,634)	$666
Income tax expense (benefit)	3,745	(3,905)	5,667	(3,701)
Amortization of debt financing costs	828	919	2,716	2,483
Intangible amortization	23,616	34,898	65,400	94,860
Non‑cash equity compensation expense	24,057	4,276	31,612	13,375
Non‑cash changes in fair value of estimated contingent consideration	10,564	14,435	28,879	25,696
Gain on sale of investment	—	—	(5,509)	—
Loss on extinguishment of borrowings	7,060	—	21,071	—
Management contract buyout	—	—	—	1,428
Other one‑time transaction expenses(1)	7,535	—	7,535	1,486
Subtotal	38,481	51,015	98,737	136,293
Pro forma income tax expense (27%)	(10,390)	(13,774)	(26,659)	(36,799)
Tax Adjustments(2)	6,040	8,407	16,521	23,100
Adjusted Net Income	$34,131	$45,648	$88,599	$122,594
Adjusted Shares Outstanding	74,055,933	73,371,137	72,557,403	73,340,592
Adjusted Net Income Per Share	$0.46	$0.62	$1.22	$1.67
Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic(3)	42,351,043	47,044,507	42,351,043	46,653,820
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock (4)	130,411	14,106	130,411	15,773
Weighted average Focus LLC common units outstanding(5)	22,695,798	22,275,034	22,565,761	22,513,950
Weighted average common unit equivalent of Focus LLC incentive units outstanding(6)	8,878,681	4,037,490	7,510,188	4,157,049
Adjusted Shares Outstanding	74,055,933	73,371,137	72,557,403	73,340,592

(1)

In 2018, primarily relates to one-time expenses related to (a) cash compensation of $5,926, which were recorded in compensation and related expenses, in connection with the IPO and Reorganization Transactions and (b) transaction expenses of $648, which were recorded in selling, general and administrative expenses, associated with the acquisition of Loring Ward. In 2019, relates to one‑time expenses related to (a) Loring Ward severance cash compensation of $280 during the three months ended March 31, 2019, which were recorded in compensation and related expenses and (b) transaction expenses of $786 and $420, associated with the acquisition of Loring Ward, which were recorded in selling, general and administrative expenses during the three months ended March 31, 2019 and June 30, 2019, respectively.

(2)

As of September 30, 2019, estimated tax adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% tax rate for the next 12 months is $34.5 million.

(3)	Represents our GAAP weighted average Class A common stock outstanding—basic.
(4)

The incremental shares for the three and nine months ended September 30, 2018 related to unvested Class A common stock and stock options as calculated using the treasury stock method were not included in the calculation of the GAAP weighted average shares of Class A common stock—diluted  for the three and nine months ended September 30, 2018 as the result would have been anti dilutive. The incremental shares for the nine months ended September 30, 2019 related to unvested Class A common stock as calculated using the treasury stock method were not included in the calculation of the GAAP weighted average shares of Class A common stock—diluted for the nine months ended September 30, 2019 as the result would have been anti‑dilutive.

(5)	Assumes that 100% of the Focus LLC common units were exchanged for Class A common stock.
(6)

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

Factors Affecting Comparability

Our future results of operations may not be comparable to our historical results of operations, principally for the following reasons:

Tax Treatment

As a flow‑through entity, Focus LLC is generally not and has not been subject to U.S. federal and certain state income taxes at the entity level, although it has been subject to the New York City Unincorporated Business Tax. Instead, for U.S. federal and certain state income tax purposes, taxable income was and is passed through to its unitholders, which, after the IPO on July 30, 2018, now includes Focus Inc. Focus Inc. is subject to U.S. federal and certain state income taxes applicable to corporations. Accordingly, our effective tax rate, and the absolute dollar amount of our tax expense, has increased as a result of the IPO.

Public Company Expenses

We expect our operating expenses to increase as a result of being a publicly traded company, including annual and quarterly report preparation, tax return preparation, independent auditor fees, investor relations activities, transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. We also expect our accounting, legal, tax and personnel‑related expenses to increase as we supplement our compliance and governance functions, maintain and review internal controls over financial reporting and prepare and distribute periodic reports as required by the rules and regulations of the SEC.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2019

The following discussion presents an analysis of our results of operations for the three months ended September 30, 2018 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	September 30,
	2018	2019	$ Change	% Change
	(dollars in thousands)
Revenues:
Wealth management fees	$220,235	$299,348	$79,113	35.9%
Other	15,466	17,293	1,827	11.8%
Total revenues	235,701	316,641	80,940	34.3%
Operating expenses:
Compensation and related expenses	107,382	111,829	4,447	4.1%
Management fees	62,487	81,112	18,625	29.8%
Selling, general and administrative	43,832	58,665	14,833	33.8%
Intangible amortization	23,616	34,898	11,282	47.8%
Non‑cash changes in fair value of estimated contingent consideration	10,564	14,435	3,871	36.6%
Depreciation and other amortization	2,077	2,797	720	34.7%
Total operating expenses	249,958	303,736	53,778	21.5%
Income from operations	(14,257)	12,905	27,162	190.5%
Other income (expense):
Interest income	432	291	(141)	(32.6)%
Interest expense	(12,996)	(15,852)	(2,856)	(22.0)%
Amortization of debt financing costs	(828)	(919)	(91)	(11.0)%
Loss on extinguishment of borrowings	(7,060)	—	7,060	*
Other income (expense)—net	(525)	9	534	*
Income from equity method investments	55	53	(2)	(3.6)%
Total other expense—net	(20,922)	(16,418)	4,504	21.5%
Income (loss) before income tax	(35,179)	(3,513)	31,666	90.0%
Income tax expense (benefit)	3,745	(3,905)	7,650	204.3%
Net income (loss)	$(38,924)	$392	$39,316	101.0%

*Not meaningful

Revenues

Wealth management fees increased $79.1 million, or 35.9%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. New partner firms added subsequent to the three months ended September 30, 2018 that are included in our results of operations for the three months ended September 30, 2019 include Altman Greenfield & Selvaggi, Prime Quadrant, Foster Dykema Cabot, Escala Partners, Sound View Wealth Advisors and Williams Jones. These new partner firms contributed approximately $25.1 million in revenue during the three months ended September 30, 2019. The balance of the increase of $54.0 million was due to the revenue growth at our existing partner firms associated with wealth management services which included the effect of partner firm‑level acquisitions.

Other revenues increased $1.8 million, or 11.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase related to new partner firms was approximately $0.6 million. The balance of the increase of $1.2 million was due primarily to an increase in outsourced services revenue.

Operating Expenses

Compensation and related expenses increased $4.4 million, or 4.1%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase related to new partner firms was approximately $4.9 million. Salaries and related expense and partner firm‑level acquisitions increased compensation and related expenses $19.3 million. These increases were partially offset by a decrease in non-cash equity compensation expense of approximately $19.8 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018,  as additional non-cash equity compensation expense was recognized in connection with the IPO and Reorganization Transactions.

Management fees increased $18.6 million, or 29.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase related to the new partner firms was approximately $8.2 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $10.4 million was due to the increase in earnings during the three months ended September 30, 2019 compared to the three months September 30, 2018 as a result of partner firm‑level acquisitions.

Selling, general and administrative expenses increased $14.8 million, or 33.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase related to new partner firms was approximately $4.7 million. The balance of the increase of $10.1 million due primarily to an increase in expenses related to subadvisory fees, rent, information technology, professional fees and travel related to the growth of our existing partner firms and our acquisition of new partner firms and partner firm‑level acquisitions.

Intangible amortization increased $11.3 million, or 47.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase related to new partner firms was approximately $4.1 million. The balance of the increase of $7.2 million was primarily due to partner firm‑level acquisitions.

Non‑cash changes in fair value of estimated contingent consideration increased $3.9 million, or 36.6%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. During the three months ended September 30, 2018 and 2019, the probability that certain contingent consideration payments would be achieved increased resulting in an increase in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $0.7 million, or 34.7%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily related to partner firm-level acquisitions and an increase in depreciation and amortization related to our new corporate headquarters.

Interest Expense

Interest expense increased $2.9 million, or 22.0%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was related to higher borrowings under our Credit Facility during the three months ended September 30, 2019 due to acquisition activity, offset in part by the repayment of our $207.0 million Second Lien Term Loan in connection with our IPO in July 2018.

Income Tax Expense

Income tax expense decreased $7.7 million, or 204.3%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, we recorded a tax benefit of approximately $3.9 million based on the estimated annual effective tax rate of 121.9%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC as a result of the IPO and Reorganization Transactions.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2019

The following discussion presents an analysis of our results of operations for the nine months ended September 30, 2018 and 2019. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Nine Months Ended
	September 30,
	2018	2019	$ Change	% Change
	(dollars in thousands)
Revenues:
Wealth management fees	$620,886	$825,728	$204,842	33.0%
Other	42,479	52,382	9,903	23.3%
Total revenues	663,365	878,110	214,745	32.4%
Operating expenses:
Compensation and related expenses	262,004	318,808	56,804	21.7%
Management fees	169,346	217,370	48,024	28.4%
Selling, general and administrative	121,612	170,658	49,046	40.3%
Management contract buyout	—	1,428	1,428	*
Intangible amortization	65,400	94,860	29,460	45.0%
Non‑cash changes in fair value of estimated contingent consideration	28,879	25,696	(3,183)	(11.0)%
Depreciation and other amortization	6,121	7,535	1,414	23.1%
Total operating expenses	653,362	836,355	182,993	28.0%
Income from operations	10,003	41,755	31,752	317.4%
Other income (expense):
Interest income	809	827	18	2.2%
Interest expense	(45,480)	(43,135)	2,345	5.2%
Amortization of debt financing costs	(2,716)	(2,483)	233	8.6%
Gain on sale of investments	5,509	—	(5,509)	*
Loss on extinguishment of borrowings	(21,071)	—	21,071	*
Other income (expense)—net	(229)	(695)	(466)	*
Income from equity method investments	208	696	488	*
Total other expense—net	(62,970)	(44,790)	18,180	28.9%
Loss before income tax	(52,967)	(3,035)	49,932	94.3%
Income tax expense (benefit)	5,667	(3,701)	9,368	165.3%
Net income (loss)	$(58,634)	$666	$59,300	101.1%

*Not meaningful

Revenues

Wealth management fees increased $204.8 million, or 33.0%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. New partner firms added subsequent to the nine months ended September 30, 2018 that are included in our results of operations for the nine months ended September 30, 2019 include, Altman Greenfield & Selvaggi, Prime Quadrant, Foster Dykema Cabot, Escala Partners, Sound View Wealth Advisors and Williams Jones. These new partner firms contributed approximately $53.0 million in revenue during the nine months ended September 30, 2019. The balance of the increase of $151.8 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm‑level acquisitions and a full period of revenue recognized during the nine months ended September 30, 2019 for partner firms that were acquired during the nine months ended September 30, 2018.

Other revenues increased $9.9 million, or 23.3%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase related to new partner firms was approximately $1.6 million.

The balance of the increase of $8.3 million was due to a full period of revenue recognized during the nine months ended September 30, 2019 for partner firms that were acquired during the nine months ended September 30, 2018 and an increase in outsourced services revenue.

Operating Expenses

Compensation and related expenses increased $56.8 million, or 21.7%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase related to new partner firms was approximately $12.1 million. As a result of a full period of expense recognized during the nine months ended September 30, 2019 for partner firms that were acquired during the nine months ended September 30, 2018 and partner firm‑level acquisitions compensation and related expenses increased $62.9 million. These increases were partially offset by a decrease in non-cash equity compensation expense of approximately $18.2 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018,  as additional non-cash equity compensation expense was recognized in connection with the IPO and Reorganization Transactions.

Management fees increased $48.0 million, or 28.4%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase related to the new partner firms was approximately $16.5 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $31.5 million was due to the increase in earnings during the nine months ended September 30, 2019 compared to the nine months September 30, 2018, in part the result of a full period of earnings recognized during the nine months ended September 30, 2019 for partner firms that were acquired during the nine months ended September 30, 2018 as well as a result of partner firm‑level acquisitions and new partner promotions.

Selling, general and administrative expenses increased $49.0 million, or 40.3%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase related to new partner firms was approximately $10.3 million. The balance of the increase of $38.7 million was in part the result of a full period of expense recognized during the nine months ended September 30, 2019 for partner firms that were acquired during the nine months ended September 30, 2018 and in part due primarily to an increase in expenses related to rent, subadvisory fees, information technology, professional fees, travel and acquisition costs related to the growth of our existing partner firms and our acquisition of new partner firms and partner firm‑level acquisitions.

Management contract buyout of $1.4 million for the nine months ended September 30, 2019 was related to cash consideration for the buyout of a management agreement with one of our retiring principals whereby the business operations of the relevant partner firm were transitioned to one of our other partner firms.

Intangible amortization increased $29.5 million, or 45.0%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase related to new partner firms was $8.0 million. The balance of the increase of $21.5 million was due to a full period of expense recognized during the nine months ended September 30, 2019 for partner firms that were acquired during the nine months ended September 30, 2018 and partner firm‑level acquisitions.

Non‑cash changes in fair value of estimated contingent consideration decreased $3.1 million, or 11.0%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. During the nine months ended September 30, 2018 and 2019, but to a lesser extent in the 2019 period, the probability that certain contingent consideration payments would be achieved increased resulting in an increase in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $1.4 million, or 23.1%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily related to partner firm-level acquisitions and a full period of depreciation and amortization for fixed assets acquired in 2018.

During the nine months ended September 30, 2018, we recognized a gain on sale of investment of $5.5 million related to an investment in a financial services company previously carried at cost.

During the nine months ended September 30, 2018, a loss on extinguishment of borrowings of $21.1 million was recognized in connection with the Credit Facility.

Interest Expense

Interest expense decreased $2.3 million, or 5.2%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was related to the repayment of our $207.0 million Second Lien Term Loan in connection with our IPO in July 2018, partially offset by higher borrowings under our Credit Facility during the nine months ended September 30, 2019 due to acquisition activity.

Income Tax Expense

Income tax expense decreased $9.4 million, or 165.3%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we recorded a tax benefit of approximately $3.7 million based on the estimated annual effective tax rate of 121.9%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC as a result of the IPO and Reorganization Transactions.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2019, we met our cash and liquidity needs primarily through cash generated by our operations and borrowings under the Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as the Credit Facility, especially for acquisition activities. If our acquisition activity continues at an accelerated pace, or for larger acquisition opportunities, we may decide to issue equity either as consideration or in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

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

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of September 30, 2019, we had recorded a liability of approximately $47.2 million relating to the TRA obligations. Future payments under the Tax Receivable Agreements in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to this amount.

The actual increases in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of any redemption of units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of Focus LLC’s assets that consist of equity in entities taxed as corporations at the time of each redemption, the amount and timing of the taxable income we generate in the future, the U.S. federal income tax rates then applicable and the portion of the payments under the Tax Receivable Agreements that constitute imputed interest or give rise to depreciable or amortizable tax basis.

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

The payments under the Tax Receivable Agreements will not be conditioned upon a TRA holder’s having a continued ownership interest in either Focus Inc. or Focus LLC.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2018 and 2019:

	Nine Months Ended
	September 30,
	2018	2019	$ Change	% Change
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$86,218	$129,920	$43,702	50.7%
Investing activities	(327,447)	(515,094)	(187,647)	57.3%
Financing activities	288,249	403,395	115,146	39.9%
Cash and cash equivalents—end of period	98,378	51,263	(47,115)	(47.9)%

Operating Activities

Net cash provided by operating activities includes net income or loss adjusted for non‑cash expenses such as intangible amortization, depreciation and other amortization, amortization of debt financing costs, non‑cash equity compensation expense, non‑cash changes in fair value of estimated contingent consideration, other non‑cash items and changes in cash resulting from changes in operating assets and liabilities. Operating assets and liabilities include receivables from our clients, prepaid expenses and other assets, accounts payable and accrued expenses, deferred revenues and other assets and liabilities.

Net cash provided by operating activities increased $43.7 million, or 50.7%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to an increase in net income net of non-cash adjustments of approximately $48.3 million.  The increase was offset in part by additional cash used for operating assets and liabilities of approximately $4.6 million.

Investing Activities

Net cash used in investing activities increased $187.6 million, or 57.3%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due to an increase of approximately $197.5 million in cash paid for acquisitions and contingent consideration and an increase of approximately $14.4 million in purchase of fixed assets due primarily to additions related to our new corporate headquarters.  The increase was offset in part by a decrease in other investing activities of $24.3 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due primarily to our minority investment in a financial technology company of $20 million during the nine months ended September 30, 2018.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 increased $115.1 million or 39.9%, compared to the nine months ended September 30, 2018. The increase was primarily due to an increase in net borrowings made under the Credit Facility of approximately $641.2 million during the nine months ended September 30, 2019, primarily offset by increases in contingent consideration paid of approximately $10.2 million and distributions for unitholders of approximately $13.9 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Adjusted Free Cash Flow

To supplement our statements of cash flows presented on a GAAP basis, we use a non-GAAP liquidity measure on a trailing 4-quarter basis to analyze cash flows generated from our operations.  We consider adjusted free cash flow to be a liquidity measure that provides useful information to investors about the amount of cash generated by the business and is one factor in evaluating the amount of cash available to pay contingent consideration, make strategic acquisitions and repay outstanding borrowings. Adjusted free cash flow does not represent our residual cash flow available for discretionary expenditures as it does not deduct our mandatory debt service requirements and other non-discretionary expenditures. We define adjusted free cash flow as net cash provided by operating activities, less purchase of fixed assets, distributions for Focus LLC unitholders and payments under tax receivable agreements (if any).  Adjusted free cash flow is not defined under GAAP and should not be considered as an alternative to net cash from operating, investing or financing activities. Adjusted free cash flow may not be calculated the same for us as for other companies. The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our adjusted free cash flow.

	Trailing 4-Quarters Ended September 30,
	2018	2019
	(in thousands)
Net cash provided by operating activities (1)	$93,579	$149,621
Purchase of fixed assets	(8,330)	(23,538)
Distributions for unitholders	(1,894)	(16,661)
Payments under tax receivable agreements	—	—
Adjusted Free Cash Flow	$83,355	$109,422

(1)

A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended September 30, 2018 was $0.8 million, $1.5 million, $1.6 million and $4.6 million, respectively, totaling $8.5 million for the trailing 4-quarters ended September 30, 2018.  Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended September 30, 2019 was $3.6 million, $9.2 million, $4.0 million and $0.8 million, respectively, totaling $17.6 million for the trailing 4-quarters ended September 30, 2019. See Note 7 to our unaudited condensed consolidated financial statements for additional information.

Contractual Obligations

Except for the increase in our Credit Facility discussed below there have been no material changes to our contractual obligations previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2018.

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements.

Credit Facilities

In July 2019, we expanded our First Lien Term Loan by $350.0 million and incurred approximately $3.7 million in debt financing costs. The debt was issued at a discount of 0.25% or $0.9 million that we are amortizing to interest expense over the remaining term of the First Lien Term Loan.

As of September 30, 2019, our Credit Facility consisted of a $1.15 billion First Lien Term Loan and a $650.0 million First Lien Revolver.

The First Lien Term Loan has a maturity date of July 2024 and requires quarterly installment repayments of approximately $2.9 million, as amended in July 2019. The First Lien Term Loan bears interest (at our option) at: (i) the LIBOR plus a margin of 2.50% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.50%.

The First Lien Revolver has a maturity date of July 2023. Up to $30.0 million of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Revolver bears interest at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender’s Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At September 30, 2019, our First Lien Leverage Ratio was 4.27:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $288.3 million at September 30, 2019. Focus LLC is also subject on annual basis to contingent principal payments based on excess cash flow for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00.

We defer and amortize our debt financing costs over the respective terms of the First Lien Term Loan and First Lien Revolver. The debt financing costs related to the First Lien Term Loan are recorded as reduction of the carrying amount of the First Lien Term Loan in the unaudited condensed consolidated balance sheets. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs‑net in the unaudited condensed consolidated balance sheets.

At September 30, 2019, outstanding stated value borrowings under the Credit Facility were approximately $1.28 billion. The weighted‑average interest rate for outstanding borrowings was approximately 5% for the nine months ended September 30, 2019. As of September 30, 2019, the First Lien Revolver available unused commitment line was $503.3 million. At September 30, 2019, we had outstanding letters of credit in the amount of $6.7 million bearing interest at an annual rate of approximately 2%.

Critical Accounting Policies

As of September 30, 2019, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2018.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the three and nine months ended September 30, 2019, over 95% of our revenues were fee‑based and recurring in nature. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. As of September 30, 2019, we had total stated value borrowings outstanding under our Credit Facility of approximately $1.28 billion. If LIBOR based interest rates increased by 1.0% on this amount, our interest expense for the three and nine months ended September 30, 2019 would have increased by approximately $3.2 million and $9.6 million, respectively.

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we issued an aggregate of 150,681 shares of our Class A common stock and retired 109,781 shares of our Class B common stock and 81,673 incentive units in Focus LLC and acquired 150,681 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

Each Focus LLC common unit, together with a corresponding share of Class B common stock, and Focus LLC incentive unit (after conversion into a number of common units taking into account the then‑current value of the common units and such incentive unit’s aggregate hurdle amount) is exchangeable, pursuant to the terms and subject to the conditions set forth in the Operating Agreement, for one share of our Class A common stock, or, if either we or Focus LLC so elects, cash.

The issuance of such securities was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Focus Financial Partners Inc.(1)
3.2	Amended and Restated Bylaws of Focus Financial Partners Inc.(1)
10.1

Amendment No. 5 to First Lien Credit Agreement, dated as of July 26, 2019, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent and each new term loan lender party thereto(2)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.NS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed or furnished herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8‑K (File No. 001‑38604) filed with the SEC on July 31, 2018.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8‑K (File No. 001‑38604) filed with the SEC on July 26, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FOCUS FINANCIAL PARTNERS INC.

Date: November 7, 2019	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)