Form 10-Q
period 2020-03-31
Focus Financial Partners Inc.
filed 2020-05-07
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 4, 2020, the registrant had 47,806,195 shares of Class A common stock and 21,759,379 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2019	2020
ASSETS
Cash and cash equivalents	$65,178	$233,039
Accounts receivable less allowances of $684 at 2019 and $904 at 2020	129,337	139,502
Prepaid expenses and other assets	58,581	60,256
Fixed assets—net	41,634	41,838
Operating lease assets	180,114	181,904
Debt financing costs—net	9,645	8,971
Deferred tax assets—net	75,453	72,617
Goodwill	1,090,231	1,111,780
Other intangible assets—net	1,003,456	998,870
TOTAL ASSETS	$2,653,629	$2,848,777
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$8,077	$9,655
Accrued expenses	41,442	39,419
Due to affiliates	58,600	16,366
Deferred revenue	7,839	10,449
Other liabilities	215,878	170,773
Operating lease liabilities	196,425	199,307
Borrowings under credit facilities (stated value of $1,279,188 and $1,526,296 at December 31, 2019 and March 31, 2020, respectively)	1,272,999	1,525,687
Tax receivable agreements obligations	48,399	50,075
TOTAL LIABILITIES	1,849,659	2,021,731
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 47,421,315 and 47,807,029 shares issued and outstanding at December 31, 2019 and March 31, 2020, respectively	474	478
Class B common stock, par value $0.01, 500,000,000 shares authorized; 22,075,749 and 21,759,379 shares issued and outstanding at December 31, 2019 and March 31, 2020, respectively	221	218
Additional paid-in capital	498,186	520,281
Retained earnings (deficit)	(13,462)	6,934
Accumulated other comprehensive loss	(1,299)	(8,746)
Total shareholders' equity	484,120	519,165
Non-controlling interest	319,850	307,881
Total equity	803,970	827,046
TOTAL LIABILITIES AND EQUITY	$2,653,629	$2,848,777

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended
	March 31,
	2019	2020
REVENUES:
Wealth management fees	$243,084	$318,603
Other	16,840	18,451
Total revenues	259,924	337,054
OPERATING EXPENSES:
Compensation and related expenses	101,448	117,844
Management fees	57,006	83,693
Selling, general and administrative	52,257	62,595
Management contract buyout	1,428	—
Intangible amortization	28,741	35,723
Non-cash changes in fair value of estimated contingent consideration	7,414	(31,373)
Depreciation and other amortization	2,313	2,982
Total operating expenses	250,607	271,464
INCOME FROM OPERATIONS	9,317	65,590
OTHER INCOME (EXPENSE):
Interest income	197	285
Interest expense	(12,859)	(13,586)
Amortization of debt financing costs	(782)	(782)
Loss on extinguishment of borrowings	—	(6,094)
Other (expense) income—net	(236)	612
Income from equity method investments	314	64
Total other expense—net	(13,366)	(19,501)
INCOME (LOSS) BEFORE INCOME TAX	(4,049)	46,089
INCOME TAX EXPENSE (BENEFIT)	(1,221)	12,070
NET INCOME (LOSS)	(2,828)	34,019
Non-controlling interest	(114)	(13,623)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,942)	$20,396
Income (loss) per share of Class A common stock:
Basic	$(0.06)	$0.43
Diluted	$(0.06)	$0.43
Weighted average shares of Class A common stock outstanding:
Basic	46,211,599	47,436,555
Diluted	46,211,599	47,441,172

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income (loss)

(In thousands)

	For the three months ended
	March 31,
	2019	2020
Net income (loss)	$(2,828)	$34,019
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	354	(8,565)
Unrealized loss on interest rate swap designated as a cash flow hedge	—	(2,944)
Comprehensive income (loss)	(2,474)	22,510
Less: Comprehensive income attributable to noncontrolling interest	(238)	(9,561)
Comprehensive income (loss) attributable to common shareholders	$(2,712)	$12,949

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the three months ended
	March 31,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,828)	$34,019
Adjustments to reconcile net income (loss) to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	28,741	35,723
Depreciation and other amortization	2,313	2,982
Amortization of debt financing costs	782	782
Non-cash equity compensation expense	3,921	5,034
Non-cash changes in fair value of estimated contingent consideration	7,414	(31,373)
Income from equity method investments	(314)	(64)
Distributions received from equity method investments	263	25
Deferred taxes and other non-cash items	(575)	4,104
Loss on extinguishment of borrowings	—	6,094
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(20,690)	(9,047)
Prepaid expenses and other assets	(5,788)	(1,705)
Accounts payable	4,662	1,281
Accrued expenses	3,741	(1,612)
Due to affiliates	1,723	(41,785)
Other liabilities	(7,537)	(2,815)
Deferred revenue	85	1,739
Net cash provided by operating activities	15,913	3,382
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(203,394)	(52,188)
Purchase of fixed assets	(1,875)	(3,188)
Net cash used in investing activities	(205,269)	(55,376)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	295,000	285,000
Repayments of borrowings under credit facilities	(47,007)	(37,892)
Contingent consideration paid	(7,649)	(21,428)
Payments of debt financing costs	—	(634)
Proceeds from exercise of stock options	214	77
Payments on finance lease obligations	(57)	(34)
Distributions for unitholders	(596)	(4,567)
Net cash provided by financing activities	239,905	220,522
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	17	(667)
CHANGE IN CASH AND CASH EQUIVALENTS	50,566	167,861
CASH AND CASH EQUIVALENTS:
Beginning of period	33,213	65,178
End of period	$83,779	$233,039

See Note 13 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in shareholders’ equity

Three months ended March 31, 2019 and 2020

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional	Retained	Other	Total
	Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity	Interest	Total Equity
Balance at January 1, 2019	46,265,903	$462	22,823,272	$228	$471,386	$(590)	$(1,824)	$469,662	$342,858	$812,520
Net loss	—	—	—	—	—	(2,942)	—	(2,942)	114	(2,828)
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	254,441	3	(254,441)	(3)	9,267	—	—	9,267	—	9,267
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	149,271	2	—	—	5,435	—	—	5,437	—	5,437
Forfeiture of unvested Class A common stock	(909)	—	—	—	(30)	—	—	(30)	—	(30)
Exercise of stock options	6,477	—	—	—	214		—	214	—	214
Change in non-controlling interest allocation	—				(28,347)	—	—	(28,347)	14,126	(14,221)
Non-cash equity compensation expenses	—	—	—	—	705	—	—	705	—	705
Currency translation adjustment-net of tax	—				—	—	230	230	124	354
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	858	—	—	858	—	858
Balance at March 31, 2019	46,675,183	$467	22,568,831	$225	$459,488	$(3,532)	$(1,594)	$455,054	$357,222	$812,276

Balance at January 1, 2020	47,421,315	$474	22,075,749	$221	$498,186	$(13,462)	$(1,299)	$484,120	$319,850	$803,970
Net income	—	—	—	—	—	20,396	—	20,396	13,623	34,019
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	316,370	3	(316,370)	(3)	6,036	—	—	6,036	—	6,036
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	66,631	1	—	—	1,271	—	—	1,272	—	1,272
Exercise of stock options	2,713	—	—	—	77	—	—	77	—	77
Change in non-controlling interest allocation	—	—	—	—	14,087	—	—	14,087	(21,530)	(7,443)
Non-cash equity compensation expenses	—	—	—	—	1,017	—	—	1,017	—	1,017
Currency translation adjustment-net of tax	—	—	—	—	—	—	(5,524)	(5,524)	(3,041)	(8,565)
Unrealized loss on interest rate swap designated as a cash flow hedge- net of tax	—	—	—	—	—	—	(1,923)	(1,923)	(1,021)	(2,944)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(393)	—	—	(393)	—	(393)
Balance at March 31, 2020	47,807,029	$478	21,759,379	$218	$520,281	$6,934	$(8,746)	$519,165	$307,881	$827,046

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements

(In thousands, except unit data, share and per share amounts)

1. GENERAL

Organization and Business— Focus Financial Partners Inc. (the “Company”) was formed as a Delaware corporation on July 29, 2015 for the sole purpose of completing the initial public offering (“IPO”) and reorganization transactions (“ Reorganization Transactions”) in order to carry on the business of Focus Financial Partners, LLC (“Focus LLC’) and its subsidiaries. On July 30, 2018, the Company became the managing member of Focus LLC and operates and controls the businesses and affairs of Focus LLC and its subsidiaries.

Focus LLC is a Delaware limited liability company that was formed in November 2004. Focus LLC’s subsidiaries commenced revenue-generating and acquisition activities in January 2006. Focus LLC’s activities are governed by its Fourth Amended and Restated Operating Agreement (as amended, the “Operating Agreement”).

Focus LLC is in the business of acquiring and overseeing independent fiduciary wealth management and related businesses.

2. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The unaudited condensed consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. The Company consolidates Focus LLC and its subsidiaries’ financial statements and records the interests in Focus LLC consisting of common units and the common unit equivalent of incentive units of Focus LLC that the Company does not own as non-controlling interests, (see Note 3). Intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 25, 2020.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

	Three Months Ended
	March 31,
	2019	2020
Domestic revenue	$254,292	$321,983
International revenue	5,632	15,071
Total revenue	$259,924	$337,054

International revenue consists of revenue generated by partner firm legal entities in the United Kingdom, Canada and Australia.

Derivatives

The Company may occasionally use derivative instruments for purposes other than trading. Derivative instruments are accounted for in accordance with Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging, which requires that all derivative instruments be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes do not impact earnings until the hedged item is recognized in earnings. The Company uses interest rate swaps to manage its mix of fixed and floating rate debt. These instruments have been designated as cash flow hedges at inception and are measured for effectiveness both at inception and on an ongoing basis.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 was effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU No. 2017-04 on January 1, 2020 did not have a material effect on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London InterBank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. The amendments in the ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of ASU No. 2020-04 did not have a material impact on the Company’s consolidated financial statements; however the Company will continue to evaluate the impacts, if any, of the provisions of ASU No. 2020-04 on the Company’s debt and hedging arrangements through December 31, 2022.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

3. NON-CONTROLLING INTEREST AND INCOME (LOSS) PER SHARE

The calculation of controlling and non-controlling interest is as follows as of March 31, 2019 and 2020:

	2019	2020
Focus LLC common units held by continuing owners	22,568,831	21,759,379
Common unit equivalents of outstanding vested and unvested incentive units held by continuing owners(1)	7,614,402	3,623,660
Total common units and common unit equivalents attributable to non-controlling interest	30,183,233	25,383,039
Total common units and common unit equivalents of incentive units outstanding	76,858,416	73,190,068
Non-controlling interest allocation	39.3%	34.7%
Company’s interest in Focus LLC	60.7%	65.3%
(1)	Focus LLC common units issuable upon conversion of 18,048,706 and 19,369,928 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of March 31, 2019 and 2020, respectively, was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

The below table contains a reconciliation of net income (loss) to net income (loss) attributable to common shareholders:

	Three Months Ended
	March 31,
	2019	2020
Net income (loss)	$(2,828)	$34,019
Non-controlling interest	(114)	(13,623)
Net income (loss) attributable to common shareholders	$(2,942)	$20,396

The calculation of basic and diluted income (loss) per share is described below:

Basic income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods:

	Three Months Ended
	March 31,
	2019	2020
Basic income (loss) per share:
Net income (loss) attributable to common shareholders	$(2,942)	$20,396
Weighted average shares of Class A common stock outstanding	46,211,599	47,436,555
Basic income (loss) per share	$(0.06)	$0.43

Diluted income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods plus

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options, unvested Class A common stock and restricted stock units as calculated using the treasury stock method:

	Three Months Ended
	March 31,
	2019	2020
Diluted income (loss) per share:
Net income (loss) attributable to common shareholders	$(2,942)	$20,396
Weighted average shares of Class A common stock outstanding	46,211,599	47,436,555
Effect of dilutive stock options	—	2,573
Effect of dilutive unvested Class A common stock and restricted stock units	—	2,044
Total	46,211,599	47,441,172
Diluted income (loss) per share	$(0.06)	$0.43

Diluted loss per share for the three months ended March 31, 2019 excludes incremental shares of 7,855 related to unvested Class A common stock since the effect would be antidilutive. Diluted income (loss) per share for the three months ended March 31, 2019 and 2020 excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the Company’s IPO if the volume weighted average per share price for any ninety-calendar day period within such five-year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at March 31, 2019 and 2020.

Focus LLC common and incentive units may be exchanged for the Company’s Class A common stock, subject to certain limitations (see Note 9). Such exchange is not reflected in diluted income (loss) per share as the assumed exchange is not dilutive.

4. ACQUISITIONS

Business Acquisitions

Business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations.

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the three months ended March 31, 2020 is as follows:

Number of business acquisitions closed	3
Consideration:
Cash due at closing	$53,274
Estimated working capital adjustment	(763)
Fair market value of estimated contingent consideration	3,367
Total consideration	$55,878
Allocation of purchase price:
Total tangible assets	$4,142
Total liabilities assumed	(10,800)
Customer relationships	34,849
Management contracts	972
Goodwill	26,545
Other acquired intangibles	170
Total allocated consideration	$55,878

Management believes approximately $32,379 of tax goodwill and intangibles related to business acquisitions completed during the three months ended March 31, 2020 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying unaudited condensed consolidated statement of operations for three months ended March 31, 2020 includes revenue and income from operations for the one business acquisition that is a new subsidiary partner firm from the date it was acquired of $1,245 and $353, respectively.

Asset Acquisitions

The Company also separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805, Business Combinations. There were two asset acquisitions during the three months ended March 31, 2020. Total purchase consideration for asset acquisitions during the three months ended March 31, 2020 consisted of contingent consideration the amount of which will be determined when the outcome is determinable.

The weighted-average useful lives of intangible assets acquired during the three months ended March 31, 2020 through business acquisitions and asset acquisitions are as follows:

Number of
Years
Management contracts	20
Customer relationships	9
Other acquired intangibles	5
Weighted-average useful life of all intangibles acquired	9

From April 1, 2020 to May 7, 2020, the Company completed one business acquisition for cash of $5,225, plus contingent consideration.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2019 and the three months ended March 31, 2020:

	December 31,	March 31,
	2019	2020
Balance beginning of period:
Goodwill	$883,119	$1,112,855
Cumulative impairment losses	(22,624)	(22,624)
	860,495	1,090,231
Goodwill acquired	229,799	26,545
Other	(63)	(4,996)
	229,736	21,549
Balance end of period:
Goodwill	1,112,855	1,134,404
Cumulative impairment losses	(22,624)	(22,624)
	$1,090,231	$1,111,780

The following table summarizes the amortizing acquired intangible assets at December 31, 2019:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,362,104	$(471,361)	$890,743
Management contracts	150,464	(39,888)	110,576
Other acquired intangibles	5,157	(3,020)	2,137
Total	$1,517,725	$(514,269)	$1,003,456

The following table summarizes the amortizing acquired intangible assets at March 31, 2020:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,390,984	$(503,469)	$887,515
Management contracts	151,010	(41,785)	109,225
Other acquired intangibles	5,351	(3,221)	2,130
Total	$1,547,345	$(548,475)	$998,870

6. FAIR VALUE MEASUREMENTS

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

First Lien Term Loan

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2019 and March 31, 2020 are as follows:

	December 31, 2019		March 31, 2020
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan	$1,139,188	$1,146,307	$1,136,296	$1,062,437

Derivatives

At March 31, 2020, the fair value of the Company’s $400,000 notional amount interest rate swap agreement was $(3,573). The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

Business acquisitions

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2019 and the three months ended March 31, 2020:

Balance at January 1, 2019	$98,905
Additions to estimated contingent consideration	82,781
Payments of contingent consideration	(36,862)
Non-cash changes in fair value of estimated contingent consideration	38,797
Other	(53)
Balance at December 31, 2019	$183,568
Additions to estimated contingent consideration	3,367
Payments of contingent consideration	(29,772)
Non-cash changes in fair value of estimated contingent consideration	(31,373)
Other	(1,623)
Balance at March 31, 2020	$124,167

Estimated contingent consideration is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

During the year ended December 31, 2019, the Company paid $36,862 in cash as contingent consideration associated with business acquisitions. During the three months ended March 31, 2020, the Company paid $29,772 in cash as contingent consideration associated with business acquisitions. In addition, the Company also paid $365 and $382 of contingent consideration for the three months ended March 31, 2019 and 2020, respectively, associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the unaudited condensed consolidated statement of cash flows.

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

The significant unobservable inputs used in the fair value measurement of the Company’s estimated contingent consideration are the forecasted growth rates over the measurement period and discount rates. Significant increases or decreases in the Company’s forecasted growth rates over the measurement period or discount rates would result in a higher or lower fair value measurement.

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2019 and March 31, 2020 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2019	Techniques	Inputs	Ranges
$183,568	Monte Carlo Simulation Model	Forecasted growth rates	(10.7)% - 51.1%
		Discount rates	11% - 17%

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
March 31, 2020	Techniques	Inputs	Ranges
$124,217	Monte Carlo Simulation Model	Forecasted growth rates	(32.1)% - 26.6%
		Discount rates	8% - 20%	%

7. CREDIT FACILITY

As of March 31, 2020, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $1,153,000 first lien term loan (the “First Lien Term Loan”) and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

The First Lien Term Loan has a maturity date of July 2024 and requires quarterly installment repayments of $2,891 . In January 2020, Focus LLC amended its First Lien Term Loan to reduce the interest rates. The First Lien Term Loan bears interest (at Focus LLC’s option) at: (i) LIBOR plus a margin of 2.00% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.00%. As a result of the amendment, Focus LLC paid approximately $634 in debt financing costs and recorded a loss on extinguishment of borrowings of $6,094, representing the write off of $5,306 and $788 in deferred financing costs and unamortized discount related to the First Lien Term Loan, respectively.

The First Lien Revolver has a maturity date of July 2023. Up to $30,000 of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Revolver bears interest (at Focus LLC’s

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

option) at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender’s Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio.

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At March 31, 2020, Focus LLC's First Lien Leverage Ratio was 4.00:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $323,333 at March 31, 2020. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2019. Based on the excess cash flow calculation for the year ended December 31, 2019, no contingent principal payments are required to be made in 2020.

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

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2019 and March 31, 2020:

	December 31,	March 31,
	2019	2020
First Lien Term Loan	$1,139,188	$1,136,296
First Lien Revolver	140,000	390,000
Unamortized debt financing costs	(5,389)	(609)
Unamortized discount	(800)	—
Total	$1,272,999	$1,525,687

At December 31, 2019 and March 31, 2020, unamortized debt financing costs associated with the First Lien Revolver of $9,645 and $8,971, respectively, were recorded in debt financing costs-net in the condensed consolidated balance sheets.

Weighted-average interest rates for outstanding borrowings were approximately 5% for the year ended December 31, 2019 and approximately 4% for the three months ended March 31, 2020.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

As of December 31, 2019 and March 31, 2020, the First Lien Revolver available unused commitment line was $502,962 and $252,667, respectively.

As of December 31, 2019 and March 31, 2020, Focus LLC was contingently obligated for letters of credit in the amount of $7,038 and $7,333, respectively, each bearing interest at an annual rate of approximately 2%.

8. DERIVATIVES

In March 2020, the Company entered into a 4 year floating to fixed interest rate swap with a notional amount of $400,000. The interest rate swap effectively fixes the variable interest rate applicable to $400,000 of borrowings outstanding on the First Lien Term Loan. The terms of the interest rate swap provide that the Company pays interest to the counterparty each month at a rate of 0.713% and receive interest from the counterparty each month at the 1 month USD LIBOR rate, subject to a 0% floor. The Company designated the interest rate swap as a cash flow hedge of the Company’s exposure to the variability of the payment of interest on this portion of its First Lien Term Loan borrowings. At March 31, 2020, the fair value of the interest rate swap was $(3,573), which is included in other liabilities in the accompanying unaudited condensed consolidated balance sheet. The interest rate swap continues to be an effective hedge, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive loss, net of tax of $629.

In April 2020, the Company entered into two 4 year floating to fixed interest rate swap agreements with notional amounts of $250,000 and $200,000, respectively. These swaps effectively fix the variable interest rate applicable to $450,000 of borrowings outstanding on the First Lien Term Loan. The terms of these swaps provide that the Company pays interest to the counterparties each month at a rate of 0.537% and 0.5315%, respectively, and receive interest from the counterparties each month at the 1 month USD LIBOR rate, subject to a 0% percent floor. The Company designated these swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on these portions of its First Lien Term Loan borrowings.

9. EQUITY

Exchange rights

Each Focus LLC common unit, together with a corresponding share of the Company’s Class B common stock, and Focus LLC incentive unit (after conversion into a number of Focus LLC common units taking into account the then-current value of the common units and such incentive unit’s aggregate hurdle amount) is exchangeable, pursuant to the terms and subject to the conditions set forth in the Operating Agreement, for one share of the Company’s Class A common stock, or, if either the Company or Focus LLC so elects, cash.

In March 2020, the Company issued an aggregate of 383,001 shares of Class A common stock and retired 316,370 shares of Class B common stock and 162,871 incentive units in Focus LLC and acquired 383,001 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Stock Options, Unvested Class A Common Stock and Restricted Stock Units

The following table provides information relating to the changes in the Company’s stock options during the three months ended March 31, 2020:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding—January 1, 2020	1,832,966	$30.42
Granted	—	—
Exercised	(2,713)	28.50
Forfeited	(12,941)	28.50
Outstanding—March 31, 2020	1,817,312	30.43
Vested—March 31, 2020	702,342	32.03

The following table provides information relating to the changes in the Company’s unvested Class A common stock during the three months ended March 31, 2020:

Weighted
Average
	Unvested Class A	Grant Date
	Common Stock	Fair Value
Outstanding—January 1, 2020	53,293	33.00
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding—March 31, 2020	53,293	33.00

The following table provides information relating to the changes in the Company’s restricted stock units during the three months ended March 31, 2020:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2020	98,061	$27.90
Granted	—	—
Forfeited	(4,660)	27.90
Vested	—	—
Outstanding—March 31, 2020	93,401	27.90

The Company recognized $902 of non-cash equity compensation expense in relation to the stock options and unvested Class A common stock during the three months ended March 31, 2019.

The Company recognized $1,187 of non-cash equity compensation expense in relation to the stock options, unvested Class A common stock and restricted stock units during the three months ended March 31, 2020.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC incentive units during the three months ended March 31, 2020:

		Weighted Average
	Incentive Units	Hurdle Price
Outstanding—January 1, 2020	19,754,450	$21.59
Granted	—	—
Exchanged	(162,871)	16.69
Forfeited	(221,651)	24.67
Outstanding—March 31, 2020	19,369,928	21.60
Vested—March 31, 2020	10,037,850	15.31

Incentive units outstanding and vested at March 31, 2020 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	175,421	175,421
5.50	97,798	97,798
6.00	56,702	56,702
7.00	482,545	482,545
9.00	1,984,779	1,984,779
11.00	1,090,941	1,090,941
12.00	520,000	520,000
13.00	831,416	831,416
14.00	30,205	30,205
16.00	168,552	168,552
17.00	44,009	36,509
19.00	865,633	865,633
21.00	3,893,000	2,393,000
22.00	1,202,369	608,162
23.00	524,828	262,414
26.26	25,000	—
27.00	29,484	14,742
27.90	2,051,131	—
28.50	1,596,115	399,031
33.00	3,670,000	20,000
36.64	30,000	—
	19,369,928	10,037,850

The Company recorded $3,019 and $3,847 of non-cash equity compensation expense for incentive units during the three months ended March 31, 2019 and 2020, respectively.

10. INCOME TAXES

The estimated annual effective tax rate for the three months ended March 31, 2020 was 26.2% as compared to (141.7)% for the year ended December 31, 2019. The increase in the estimated annual effective tax rate is primarily attributable to expected full year income before income taxes for the year ending December 31, 2020 as compared to the

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

loss before income taxes for the year ended December 31, 2019. Income tax expense for the three months ended March 31, 2020 is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net income (loss) attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

During the three months ended March 31, 2020, there were no changes to the Company’s uncertain tax positions.

11. TAX RECEIVABLE AGREEMENTS

In connection with the Reorganization Transactions and the closing of the IPO, the Company entered into two Tax Receivable Agreements ("TRAs"): one with certain entities affiliated with the Company’s private equity investors and the other with certain other continuing and former owners of Focus LLC. In March 2020 Focus Inc. entered into an additional Tax Receivable Agreement for TRA holders that join Focus LLC as members after the closing of the IPO (the parties to the three agreements, collectively, the “TRA holders”). New Focus LLC owners in the future may also become party to this additional Tax Receivable Agreement. The agreements generally provide for the payment by the Company to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in connection with the Reorganization Transactions and in periods after the IPO or after entering into the Tax Receivable Agreement, as applicable, as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. The Company will retain the benefit of the remaining 15% of these cash savings.

As of March 31, 2020, the Company had recorded a liability of $50,075 relating to the TRA obligations. Future payments under the TRAs in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded.

12. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2019 and March 31, 2020, the Company had recorded no liabilities in connection with this right.

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

The counterparties to the Company’s derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. The Company does not anticipate non-performance by any of its counterparties.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2019 and March 31, 2020, a significant portion of cash and cash equivalents were held at a single institution.

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

13. CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2019	2020
Supplemental disclosures of cash flow information—cash paid for:
Interest	$11,462	$13,555
Income taxes	$1,548	$2,047
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$29,583	$3,367
Net tangible assets (liabilities) acquired in connection with business acquisitions	$1,502	$(6,658)
Operating lease assets	$171,189	$181,904
Operating lease liabilities	$181,597	$199,307

14. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

the three months ended March 31, 2019 and 2020, the Company recognized expenses of $629 and $417 , respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

At March 31, 2020, affiliates of certain holders of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context requires, all references to “we,” “us,” “our,” the “Company,” “Focus Inc.” refer to Focus Financial Partners Inc. and its consolidated subsidiaries. “Focus LLC” refers to Focus Financial Partners, LLC, a Delaware limited liability company and a consolidated subsidiary of ours following our initial public offering (“IPO”) on July 30, 2018.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2019 and 2020.

Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” “continue,” “will” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020, and in our other filings with the SEC. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	fluctuations in wealth management fees;
●	our reliance on our partner firms and the principals who manage their businesses;
●	our ability to make successful acquisitions;
●	unknown liabilities of or poor performance by acquired businesses;
●	harm to our reputation;
●	our inability to facilitate smooth succession planning at our partner firms;
●	our inability to compete;
●	our reliance on key personnel and principals;
●	our inability to attract, develop and retain talented wealth management professionals;
●	our inability to retain clients following an acquisition;
●	our reliance on key vendors;
●	write down of goodwill and other intangible assets;
●	our failure to maintain and properly safeguard an adequate technology infrastructure;

●	cyber-attacks;
●	the impact and duration of the outbreak of the novel coronavirus (“Covid-19”) or other pathogens;
●	our inability to recover from business continuity problems;
●	inadequate insurance coverage;
●	the termination of management agreements by management companies;
●	our inability to generate sufficient cash to service all of our indebtedness or our ability to access additional capital;
●	the failure of our partner firms to comply with applicable U.S. and non-U.S. regulatory requirements and the highly regulated nature of our business;
●	legal proceedings, governmental inquiries; and
●	other factors discussed in this Quarterly Report on Form 10-Q, including in Part II, Item 1A. “Risk Factors”.

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

Our partnership is comprised of trusted professionals providing comprehensive wealth management services through a largely recurring, fee-based model, which differentiates our partner firms from the traditional brokerage platforms whose revenues are largely derived from commissions. We derive a substantial majority of our revenues from wealth management fees for investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. We also generate other revenues primarily from recordkeeping and administration service fees, commissions and distribution fees and outsourced services.

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

Since 2006, when we began revenue-generating and acquisition activities, we have created a partnership of over 60 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues of in excess of $1.2 billion for the year ended December 31, 2019 and $337.1 million for the three months ended March 31, 2020. For the year ended December 31, 2019 and the three months ended March 31, 2020, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into the United Kingdom, Canada and Australia.

Sources of Revenue

Our partner firms provide comprehensive wealth management services through a largely recurring, fee-based model. We derive a substantial majority of our revenue from wealth management fees, which are comprised of fees earned from wealth management services, including investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. Fees are primarily based either on a contractual percentage of the client’s assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. In certain cases, such wealth management fees may be subject to minimum fee levels depending on the services performed. We also generate other revenues, which primarily include recordkeeping and administration service fees, commissions and distribution fees and outsourced services. The following table summarizes our sources of revenue:

	Three Months Ended March 31,
	2019		2020
		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues
	(dollars in thousands)
Wealth management fees	$243,084	93.5%	$318,603	94.5%
Other	16,840	6.5%	18,451	5.5%
Total revenues	$259,924	100.0%	$337,054	100.0%

During the three months ended March 31, 2020, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices and customer lists by our existing partner firms. In the three months ended March 31, 2020, we acquired one partner firm, Nexus Investment Management. During the three months ended March 31, 2020, our partner firms completed four acquisitions, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification (“ASC”) Topic 805: Business Combinations and asset acquisitions.

See Note 4 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

For the three months ended March 31, 2020, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Because of the variety of billing practices across our partner firms, the timing of any impact of short-term financial market movements on revenues will vary. Additionally, we estimate that approximately 27% of our revenues for the three months ended March 31, 2020 were not directly correlated to the financial markets. Of the 73% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three months ended March 31, 2020, we estimate that approximately 70% of such revenues were generated from advance billings. These revenues are impacted by market movements and generally result in a one-quarter lagged effect on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

During the three months ended March 31, 2020, our revenues were not materially impacted by the effects of Covid-19 on the financial markets primarily as a result of our advance billing structure and the diversification effect of our non-market correlated revenues, which aggregated to $262.8 million in revenues for the three months ended March 31, 2020; however, our revenues for periods subsequent to March 31, 2020 are expected to be impacted by the effects of Covid-19 on the financial markets. Additionally a portion of our non-market correlated revenues are derived by family office type services for clients in the entertainment industry and relate to live events. We anticipate that the cancellation of live events and the general slowdown of other entertainment activities will also negatively impact a portion of our non-market correlated revenues. However, this revenue outlook is subject to material change because it is dependent on the impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

Operating Expenses

Our operating expenses consist of compensation and related expenses, management fees, selling, general and administrative expenses, management contract buyout, intangible amortization, non-cash changes in fair value of estimated contingent consideration and depreciation and other amortization expense.

Compensation and Related Expenses

Compensation and related expenses include salaries, wages, related employee benefits and taxes for employees at our partner firms and employees at the Focus LLC company level. Compensation and related expenses also include non-cash compensation expense associated with both Focus Inc.’s and Focus LLC’s equity grants to employees and non-employees, including management company principals.

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

Business Acquisitions

We completed 3 business acquisitions during the three months ended March 31, 2020, consisting of both a new partner firm and acquisitions by partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The base purchase price typically consists of an upfront cash payment and may include equity. The contingent consideration for acquisitions of new partner firms generally consists of earn outs over a six-year period following the closing, with payment upon the satisfaction of specified growth thresholds in years three and six. The growth thresholds are typically tied to the CAGR of the partner firm’s earnings. Such growth thresholds can be set annually over the six-year period as well. The contingent consideration for acquisitions made by our partner firms generally is earned upon the satisfaction of specified financial thresholds, typically annually. These thresholds are generally tied to revenue as adjusted for certain criteria or other operating metrics based on the retention or growth of the business acquired. The contingent consideration is typically payable in cash and, in some cases, equity.

The following table summarizes our business acquisitions for the three months ended March 31, 2020 (dollars in thousands):

Number of business acquisitions closed	3
Consideration:
Cash	$53,274
Estimated working capital adjustments	(763)
Fair market value of estimated contingent consideration	3,367
Total consideration	$55,878

During the three months ended March 31, 2020, our acquisitions have been paid for with a combination of cash flow from operations and proceeds from borrowings under the Credit Facility.

During the three months ended March 31, 2020, our acquisition activity was not impacted by the effects of Covid-19; however, the effect of Covid-19 will likely impact the timing and our ability to pursue and make future acquisitions in subsequent periods in 2020 as a result of targets focusing on management and client matters as well as potential uncertainties around valuations during periods of market stress.

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three months ended March 31, 2019 and 2020 include the following:

	Three Months Ended
	March 31,
	2019	2020
	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$259,924	$337,054
Revenue growth (1) from prior period	32.5%	29.7%
Organic revenue growth (2) from prior period	7.7%	21.2%
Management Fees Metrics (operating expense):
Management fees	$57,006	$83,693
Management fees growth (3) from prior period	23.1%	46.8%
Organic management fees growth (4) from prior period	1.8%	33.7%
Adjusted EBITDA Metrics:
Adjusted EBITDA (5)	$54,514	$78,020
Adjusted EBITDA growth (5) from prior period	23.3%	43.1%
Adjusted Net Income Metrics:
Adjusted Net Income (5)	$35,714	$54,450
Adjusted Net Income growth (5) from prior period	40.3%	52.5%
Adjusted Net Income Per Share Metrics:
Adjusted Net Income Per Share (5)	$0.47	$0.74
Adjusted Net Income Per Share growth (5) from prior period	34.3%	57.4%
Adjusted Shares Outstanding (5)	76,793,979	73,132,756
Other Metrics:
Net Leverage Ratio (6) at period end	3.88x	4.00x
Acquired Base Earnings (7)	$11,913	$3,190
Number of partner firms at period end (8)	60	64
(1)	Represents period-over-period growth in our GAAP revenue.
(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.

(5)	For additional information regarding Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income Per Share and Adjusted Shares Outstanding to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income and Adjusted Net Income Per Share”.
(6)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
(7)	The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our retained cumulative preferred position in Base Earnings. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.
(8)	Represents the number of partner firms on the last day of the period presented. The number includes new partner firms acquired during the period reduced by any partner firms that merged with existing partner firms prior to the last day of the period.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income (loss) excluding interest income, interest expense, income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings, other expense/income, net, management contract buyout and other one-time transaction expenses, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

●	non-cash equity grants made to employees or non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; stock-based compensation expense is not a key measure of our operating performance;
●	contingent consideration or earn outs can vary substantially from company to company and depending upon each company’s growth metrics and accounting assumption methods; the non-cash changes in fair value of estimated contingent consideration is not considered a key measure in comparing our operating performance; and
●	amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired; the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.

We use Adjusted EBITDA:

●	as a measure of operating performance;

●	for planning purposes, including the preparation of budgets and forecasts;
●	to allocate resources to enhance the financial performance of our business; and
●	to evaluate the effectiveness of our business strategies.

Adjusted EBITDA does not purport to be an alternative to net income (loss) or cash flows from operating activities. The term Adjusted EBITDA is not defined under GAAP, and Adjusted EBITDA is not a measure of net income (loss), operating income or any other performance or liquidity measure derived in accordance with GAAP. Therefore, Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; and
●	Adjusted EBITDA does not reflect the interest expense on our debt or the cash requirements necessary to service interest or principal payments.

In addition, Adjusted EBITDA can differ significantly from company to company depending on strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for these limitations by relying also on the GAAP results and using Adjusted EBITDA as supplemental information.

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2019 and 2020:

	Three Months Ended
	March 31,
	2019	2020
	(in thousands)
Net income (loss)	$(2,828)	$34,019
Interest income	(197)	(285)
Interest expense	12,859	13,586
Income tax expense (benefit)	(1,221)	12,070
Amortization of debt financing costs	782	782
Intangible amortization	28,741	35,723
Depreciation and other amortization	2,313	2,982
Non‑cash equity compensation expense	3,921	5,034
Non‑cash changes in fair value of estimated contingent consideration	7,414	(31,373)
Loss on extinguishment of borrowings	—	6,094
Other expense (income), net	236	(612)
Management contract buyout	1,428	—
Other one‑time transaction expenses	1,066	—
Adjusted EBITDA	$54,514	$78,020

Adjusted Net Income and Adjusted Net Income Per Share

We analyze our performance using Adjusted Net Income and Adjusted Net Income Per Share. Adjusted Net Income and Adjusted Net Income Per Share are non-GAAP measures. We define Adjusted Net Income as net income (loss) excluding income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings, management contract buyout, if any, and other one-time transaction expenses. The calculation of Adjusted Net Income also includes adjustments to reflect (i) a pro forma 27% income tax rate assuming all earnings of Focus LLC were recognized by Focus Inc. and no earnings were attributable to non-controlling interests and (ii) tax adjustments from intangible asset related income tax benefits from acquisitions based on a pro forma 27% tax rate.

Adjusted Net Income Per Share is calculated by dividing Adjusted Net Income by the Adjusted Shares Outstanding. Adjusted Shares Outstanding includes: (i) the weighted average shares of Class A common stock outstanding during the periods, (ii) the weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock and restricted stock units, if any, outstanding during the periods, (iii) the weighted average number of Focus LLC common units outstanding during the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock) and (iv) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the periods based on the closing price of our Class A common stock on the last trading day of the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

We believe that Adjusted Net Income and Adjusted Net Income Per Share, viewed in addition to and not in lieu of, our reported GAAP results, provide additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

●	non-cash equity grants made to employees or non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; stock-based compensation expense is not a key measure of our operating performance;
●	contingent consideration or earn outs can vary substantially from company to company and depending upon each company’s growth metrics and accounting assumption methods; the non-cash changes in fair value of estimated contingent consideration is not considered a key measure in comparing our operating performance; and
●	amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired; the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.

Adjusted Net Income and Adjusted Net Income Per Share do not purport to be an alternative to net income (loss) or cash flows from operating activities. The terms Adjusted Net Income and Adjusted Net Income Per Share are not defined under GAAP, and Adjusted Net Income and Adjusted Net Income Per Share are not a measure of net income (loss), operating income or any other performance or liquidity measure derived in accordance with GAAP. Therefore, Adjusted Net Income and Adjusted Net Income Per Share have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted Net Income and Adjusted Net Income Per Share do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
●	Adjusted Net Income and Adjusted Net Income Per Share do not reflect changes in, or cash requirements for, working capital needs; and
●	Other companies in the financial services industry may calculate Adjusted Net Income and Adjusted Net Income Per Share differently than we do, limiting its usefulness as a comparative measure.

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

Set forth below is a reconciliation of net income (loss) to Adjusted Net Income and Adjusted Net Income Per Share for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31,
	2019	2020
	(dollars in thousands, except per share data)
Net income (loss)	$(2,828)	$34,019
Income tax expense (benefit)	(1,221)	12,070
Amortization of debt financing costs	782	782
Intangible amortization	28,741	35,723
Non‑cash equity compensation expense	3,921	5,034
Non‑cash changes in fair value of estimated contingent consideration	7,414	(31,373)
Loss on extinguishment of borrowings	—	6,094
Management contract buyout	1,428	—
Other one‑time transaction expenses(1)	1,066	—
Subtotal	39,303	62,349
Pro forma income tax expense (27%)(2)	(10,612)	(16,834)
Tax Adjustments(2)	7,023	8,935
Adjusted Net Income	$35,714	$54,450
Adjusted Shares Outstanding	76,793,979	73,132,756
Adjusted Net Income Per Share	$0.47	$0.74
Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic(3)	46,211,599	47,436,555
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock and restricted stock units(4)	7,855	4,617
Weighted average Focus LLC common units outstanding(5)	22,783,692	22,020,124
Weighted average common unit equivalent of Focus LLC incentive units outstanding(6)	7,790,833	3,671,460
Adjusted Shares Outstanding	76,793,979	73,132,756
(1)	During the three months ended March 31, 2019, relates to one-time expenses related to (a) Loring Ward severance cash compensation of $280, which was recorded in compensation and related expenses and (b) transaction expenses of $786, which were recorded in selling, general and administrative expenses, associated with the acquisition of Loring Ward.
(2)	As of March 31, 2020, estimated tax adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% tax rate for the next 12 months is $35,987.
(3)	Represents our GAAP weighted average Class A common stock outstanding—basic.
(4)	The incremental shares for the three months ended March 31, 2019 related to stock options and unvested Class A common stock as calculated using the treasury stock method were not included in the calculation of the GAAP weighted average shares of Class A common stock—diluted for the three months ended March 31, 2019 as the result would have been anti dilutive.
(5)	Assumes that 100% of the Focus LLC common units were exchanged for Class A common stock.

(6)	Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2020

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2019 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	March 31,
	2019	2020	$ Change	% Change
	(dollars in thousands)
Revenues:
Wealth management fees	$243,084	$318,603	$75,519	31.1%
Other	16,840	18,451	1,611	9.6%
Total revenues	259,924	337,054	77,130	29.7%
Operating expenses:
Compensation and related expenses	101,448	117,844	16,396	16.2%
Management fees	57,006	83,693	26,687	46.8%
Selling, general and administrative	52,257	62,595	10,338	19.8%
Management contract buyout	1,428	—	(1,428)	*
Intangible amortization	28,741	35,723	6,982	24.3%
Non‑cash changes in fair value of estimated contingent consideration	7,414	(31,373)	(38,787)	(523.2)%
Depreciation and other amortization	2,313	2,982	669	28.9%
Total operating expenses	250,607	271,464	20,857	8.3%
Income from operations	9,317	65,590	56,273	604.0%
Other income (expense):
Interest income	197	285	88	44.7%
Interest expense	(12,859)	(13,586)	(727)	(5.7)%
Amortization of debt financing costs	(782)	(782)	—	—%
Loss on extinguishment of borrowings	—	(6,094)	(6,094)	*
Other (expenses) income—net	(236)	612	848	*
Income from equity method investments	314	64	(250)	*
Total other expense—net	(13,366)	(19,501)	(6,135)	(45.9)%
Income (loss) before income tax	(4,049)	46,089	50,138	1,238.3%
Income tax expense (benefit)	(1,221)	12,070	13,291	1,088.5%
Net income (loss)	$(2,828)	$34,019	$36,847	1,302.9%
*	Not meaningful

Revenues

Wealth management fees increased $75.5 million, or 31.1%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. New partner firms added subsequent to the three months ended March 31, 2019 that are included in our results of operations for the three months ended March 31, 2020 include Escala Partners, Sound View Wealth Advisors, Williams Jones and Nexus Investment Management. Additionally, our partner firms completed 23 acquisitions subsequent to the three months ended March 31, 2019. The new partner firms contributed approximately $19.2 million in revenue during the three months ended March 31, 2020. The balance of the increase of $56.3 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm level acquisitions, as well as a full period of revenue recognized during the three months ended March 31, 2020 for partner firms that were acquired during the three months ended March 31, 2019.

Other revenues increased $1.6 million, or 9.6%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase related to new partner firms was approximately $0.4 million. The balance of the increase of $1.2 million was due primarily to an increase in record keeping and administration fees.

Operating Expenses

Compensation and related expenses increased $16.4 million, or 16.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase related to new partner firms was approximately $1.6 million. Non-cash equity compensation increased $1.1 million primarily associated with incentive unit grants. The balance of the increase of $13.7 million was due primarily to an increase in salaries and related expense, due in part to partner firm-level acquisitions subsequent to the three months ended March 31, 2019 and the result of a full period of expense recognized during the three months ended March 31, 2020 for partner firms acquired during the three months ended March 31, 2019.

Management fees increased $26.7 million, or 46.8%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase related to the new partner firms was approximately $6.9 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $19.8 million was due to the increase in earnings during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due in part to partner firm-level acquisitions subsequent to the three months ended March 31, 2019 and the result of a full period of earnings recognized during the three months ended March 31, 2020 for partner firms acquired during the three months ended March 31, 2019.

Selling, general and administrative expenses increased $10.3 million, or 19.8%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase related to new partner firms was approximately $4.5 million. The balance of the increase of $5.8 million was due primarily to an increase in expenses related to subadvisory fees, rent, and information technology related to the growth of our existing partner firms and partner firm-level acquisitions.

Management contract buyout of $1.4 million for the three months ended March 31, 2019 related to cash consideration for the buyout of a management agreement of one of our retiring principals whereby the business operations were transitioned to one of our other partner firms.

Intangible amortization increased $7.0 million, or 24.3%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase related to new partner firms was approximately $3.4 million. The balance of the increase of $3.6 million was primarily due to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration decreased $38.8 million, or 523.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. During the three months ended March 31, 2020, the probability that certain contingent consideration payments would be achieved decreased due to Monte Carlo Simulation changes associated with market conditions and Covid-19, resulting in a decrease in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $0.7 million, or 28.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily related to an increase in depreciation and amortization related to fixed assets at our new corporate headquarters.

Other income (expense)

Interest expense increased $0.7 million, or 5.7%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was related to higher average borrowings under our Credit Facility during the three months ended March 31, 2020 due to acquisition activity. This was offset in part by a lower average interest rate during the three months ended March 31, 2020 as a result of the January 2020 Credit Facility amendment to reduce the interest rate spread on the First Lien Term Loan and lower LIBOR rates.

During the three months ended March 31, 2020, a loss on extinguishment of borrowings of $6.1 million was recognized in connection with the January 2020 Credit Facility amendment.

Income Tax Expense

Income tax expense increased $13.3 million, or 1,088.5%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, we recorded a tax expense of approximately $12.1 million based on the estimated annual effective tax rate of 26.2%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2020, we met our cash and liquidity needs primarily through cash generated by our operations and borrowings under the Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as the Credit Facility, especially for acquisition activities. If our acquisition activity accelerates we may decide to issue equity either as consideration or in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

As a result of liquidity concerns in the financial markets due to Covid-19, in March 2020 we borrowed $200.0 million on our first lien revolver (“First Lien Revolver”). This $200.0 million is included in cash and cash equivalents in our condensed consolidated balance sheet as of March 31, 2020. We anticipate either repaying the $200.0 million once the Covid-19 crisis eases and markets normalize, or use it to fund future acquisitions.

Tax Receivable Agreements

In July 2018, in connection with the closing of our IPO, Focus Inc. entered into two Tax Receivable Agreements with certain entities affiliated with the Company’s private equity investors and the other with certain other continuing and former owners of Focus LLC. In March 2020, Focus Inc. entered into an additional Tax Receivable Agreement with certain individuals providing service to the Company that received incentive units of Focus LLC after the closing of the IPO (the parties to the three agreements, collectively, the “TRA holders”). New Focus LLC owners in the future may also become party to this third Tax Receivable Agreement. The agreements generally provide for the payment by Focus Inc. to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Focus Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO or after entering into the Tax Receivable Agreement, as applicable, as a result of certain increases in tax basis and certain tax benefits attributable to imputed interest. Focus Inc. will retain the benefit of the remaining 15% of these cash savings.

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of March 31, 2020, we had recorded a liability of approximately $50.1 million relating to the TRA obligations. Future payments under the Tax Receivable Agreements in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2019 and 2020:

	Three Months Ended
	March 31,
	2019	2020	$ Change	% Change
	(dollars in thousands)
Cash provided by (used in):
Operating activities	$15,913	$3,382	$(12,531)	(78.7)%
Investing activities	(205,269)	(55,376)	149,893	73.0%
Financing activities	239,905	220,522	(19,383)	(8.1)%
Cash and cash equivalents—end of period	83,779	233,039	149,260	178.2%

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

Net cash provided by operating activities decreased $12.5 million, or 78.7%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease in operating assets and liabilities of $30.1 million and adjustments to reconcile net income of $19.2 million, primarily related to non-cash changes in fair value of estimated contingent consideration, offset in part by the increase in net income of $36.8 million. The timing and payment of management fees, which are included in due to affiliates, was the largest driver of the change in operating liabilities.

Investing Activities

Net cash used in investing activities decreased $149.9 million, or 73.0%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was due primarily to a decrease of $151.2 million in cash paid for acquisitions and contingent consideration as result of a decrease in acquisition activity during the three months ended March 31, 2020.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 decreased $19.4 million or 8.1%, compared to three months ended March 31, 2019. The decrease was primarily due to an increase in contingent consideration paid and distributions for unitholders of $17.8 million. Net borrowings made under the Credit Facility were relatively unchanged during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Cash and cash equivalents—end of period

During the three months ended March 31, 2020, as a result of liquidity concerns in the financial markets due to Covid-19, we borrowed $200.0 million on our First Lien Revolver. We anticipate either repaying the $200.0 million once the Covid-19 crisis eases and markets normalize, or use it to fund future acquisitions.

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

	Trailing 4-Quarters Ended March 31,
	2019	2020
	(in thousands)
Net cash provided by operating activities (1)	$109,107	$182,243
Purchase of fixed assets	(8,669)	(26,785)
Distributions for unitholders	(3,202)	(24,612)
Payments under tax receivable agreements	—	—
Adjusted Free Cash Flow	$97,236	$130,846

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended March 31, 2019 was $1.6 million, $4.6 million, $3.6 million and $9.2 million, respectively, totaling $19.0 million for the trailing 4-quarters ended March 31, 2019. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended March 31, 2020 was $4.0 million, $0.8 million, $0.8 million and $8.4 million, respectively, totaling $14.0 million for the trailing 4-quarters ended March 31, 2020. See Note 6 to our unaudited condensed consolidated financial statements for additional information.

Contractual Obligations

There have been no material changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Credit Facilities

As of March 31, 2020, our Credit Facility consisted of a $1.15 billion first lien term loan (“First Lien Term Loan) and a $650.0 million First Lien Revolver.

The First Lien Term Loan has a maturity date of July 2024 and requires quarterly installment repayments of approximately $2.9 million. In January 2020, Focus LLC amended its First Lien Term Loan to reduce the interest rates. The First Lien Term Loan bears interest (at our option) at: (i) the LIBOR plus a margin of 2.00% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.00%.

The First Lien Revolver has a maturity date of July 2023. Up to $30.0 million of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Revolver bears interest (at our option) at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender’s Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At March 31, 2020, our First Lien Leverage Ratio was 4.00:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $323.3 million at March 31, 2020. Focus LLC is also subject on annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2019. Based on the excess cash flow calculation for the year ended December 31, 2019, no contingent principal payments are required to be made in 2020.

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

At March 31, 2020, outstanding stated value borrowings under the Credit Facility were approximately $1.5 billion. The weighted-average interest rate for outstanding borrowings was approximately 4% for the three months ended March 31, 2020. As of March 31, 2020, the First Lien Revolver available unused commitment line was $252.7 million. At March 31, 2020, we had outstanding letters of credit in the amount of $7.3 million bearing interest at an annual rate of approximately 2%.

In March 2020, we entered into a 4 year floating to fixed interest rate swap with a notional amount of $400.0 million. The interest rate swap effectively fixes the variable interest rate applicable to $400.0 million of borrowings outstanding on the First Lien Term Loan. The terms of the interest rate swap provide that we pay interest to the counterparty each month at a rate of 0.713% and receive interest from the counterparty each month at the 1 month USD LIBOR rate, subject to a 0% floor.

In April 2020, we entered into two 4 year floating to fixed interest rate swap agreements with notional amounts of $250.0 million and $200.0 million. These swaps effectively fix the variable interest rate applicable to associated amount of borrowings outstanding on the First Lien Term Loan. The terms of these swaps provide that we pay interest to the counterparty each month at a rate of 0.537% and 0.5315%, respectively, and receive interest from the counterparty each month at the 1 month USD LIBOR rate, subject to a 0% floor.

In summary, $850.0 million or approximately 75% of borrowings under the First Lien Term Loan have been swapped from a variable interest rate to a fixed interest rate. The weighted average interest rate on these borrowings is approximately 2.62%, inclusive of the 2.0% LIBOR spread.

Critical Accounting Policies

As of March 31, 2020, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except for accounting for derivatives as disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the three months ended March 31, 2020, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

During the three months ended March 31, 2020, our revenues were not materially impacted by the effects of Covid-19 on the financial markets primarily as a result of our advance billing structure and the diversification effect of our non-market correlated revenues, which aggregated to $262.8 million in revenues for the three months ended March 31, 2020; however, our revenues for periods subsequent to March 31, 2020 are expected to be impacted by the effects of Covid-19 on the financial markets. Additionally, a portion of our non-market correlated revenues are derived by family office type services for clients in the entertainment industry and relate to live events. We anticipate that the cancellation of live events and the general slowdown of other entertainment activities will also negatively impact a portion of our non-market correlated revenues. However, this revenue outlook is subject to material change because it is dependent on the impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements in March and April 2020 to manage interest rate exposure in connection with our variable interest rate borrowings. As of March 31, 2020, we had total stated value borrowings outstanding under our Credit Facility of approximately $1.5 billion. At March 31, 2020, interest payments associated with $400 million of these borrowings was effectively converted to a fixed rate through the use of an interest rate swap and interest on the remaining borrowings remained subject to variable rates based on LIBOR. If LIBOR based interest rates were higher by 1.0% throughout the three months ended March 31, 2020, our interest expense would have increased by approximately $3.6 million.

Our outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate. LIBOR is expected to be replaced by an alternative in 2021. While we expect any such alternative to be a reasonable replacement for LIBOR, at this time we cannot predict the implications of the use of such a new benchmark on the interest rates we pay.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the Covid-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

From time to time, our partner firms receive requests for information from governmental authorities regarding business activities. We have cooperated and plan to continue to cooperate with all governmental agencies. We continue to believe that the resolution of any such governmental inquiry will not have a material impact on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Except to the extent updated below, there has been no material change in our risk factors from those described in our Annual Report on Form

10-K for the year ended December 31, 2019. These risks, as updated below, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

The extent to which the novel coronavirus (“Covid-19”) outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the outbreak.

The transmission of Covid-19 and efforts to contain its spread have resulted in border closings and other travel restrictions and disruptions, disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations and reductions, significant challenges in the healthcare industry and quarantines. These impacts and the uncertainty around the future impact of Covid-19, including the extent and duration of the impact on economies around the world, have caused significant volatility and declines in the global financial markets, which are expected to impact our partner firms’ investment strategies and the wealth management fee revenues of our partner firms.

During the three months ended March 31, 2020, our revenues were not significantly impacted by the effects of Covid-19 on the financial markets primarily as a result of our advance billing structure and non-market correlated revenues; however, our revenues for periods subsequent to March 31, 2020 are expected to be impacted by the effects of Covid-19 on the financial markets. Additionally, we anticipate that the cancellation of events and the general slowdown of other entertainment activities will also impact our non-market correlated revenues. See also Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the three months ended March 31, 2020, our acquisition activity was not impacted by the effects of Covid-19; however, the effect of Covid-19 on our acquisition targets may impact the timing and our ability to pursue and make acquisitions in subsequent periods as a result of targets focusing on management and client issues as well as potential uncertainties around valuation during periods of market stress.

Additionally, we and our partner firms depend on a number of key vendors for various accounting, custody, brokerage and trading, software and technology systems and other operational needs. The Covid-19 outbreak, and future pandemics, could negatively affect these systems and other services upon which we and our partner firms rely, and could otherwise disrupt the ability of our vendors to perform essential tasks.

The impact of the Covid-19 pandemic is highly uncertain and cannot be predicted. It may be short term or may last for an extended period of time, and in either case could result in a substantial economic downturn or recession. The resulting market volatility and unfavorable economic conditions could continue to impact our business, lower our revenues, increase our costs and otherwise adversely impact our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we issued an aggregate of 383,001 shares of our Class A common stock and retired 316,370 shares of our Class B common stock and 162,871 incentive units in Focus LLC and acquired 383,001 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

Each Focus LLC common unit, together with a corresponding share of our Class B common stock, and Focus LLC incentive unit (after conversion into a number of common units taking into account the then-current value of the common units and such incentive unit’s aggregate hurdle amount) is exchangeable, pursuant to the terms and subject to the conditions set forth in the Operating Agreement, for one share of our Class A common stock, or, if either we or Focus LLC so elects, cash.

The issuance of such securities was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Focus Financial Partners Inc.(1)
3.2	Amended and Restated Bylaws of Focus Financial Partners Inc.(1)
10.1

Amendment No. 6 to the First Lien Credit Agreement, dated as of January 27, 2020, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent, collateral agent and fronting bank and the lender parties thereto.(2)

10.2	Tax Receivable Agreement, dated as of March 25, 2020, by and among Focus Financial Partners Inc. and the parties named therein.(3)
10.3*	Amendment No.1 to the Employment Agreement, by and between Leonard R. Chang and Focus Financial Partners, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.NS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document.
*	Filed or furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8 K (File No. 001-38604) filed with the SEC on January 27, 2020.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8 K (File No. 001-38604) filed with the SEC on March 27, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FOCUS FINANCIAL PARTNERS INC.

Date: May 7, 2020	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)