Form 10-Q
period 2020-06-30
Focus Financial Partners Inc.
filed 2020-08-06
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 3, 2020, the registrant had 48,105,684 shares of Class A common stock and 21,496,103 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	June 30,
	2019	2020
ASSETS
Cash and cash equivalents	$65,178	$35,329
Accounts receivable less allowances of $684 at 2019 and $997 at 2020	129,337	147,592
Prepaid expenses and other assets	58,581	55,802
Fixed assets—net	41,634	41,660
Operating lease assets	180,114	202,548
Debt financing costs—net	9,645	8,297
Deferred tax assets—net	75,453	76,209
Goodwill	1,090,231	1,121,153
Other intangible assets—net	1,003,456	972,506
TOTAL ASSETS	$2,653,629	$2,661,096
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$8,077	$7,438
Accrued expenses	41,442	50,345
Due to affiliates	58,600	27,173
Deferred revenue	7,839	8,077
Other liabilities	215,878	170,760
Operating lease liabilities	196,425	221,339
Borrowings under credit facilities (stated value of $1,279,188 and $1,293,405 at December 31, 2019 and June 30, 2020, respectively)	1,272,999	1,292,831
Tax receivable agreements obligations	48,399	51,923
TOTAL LIABILITIES	1,849,659	1,829,886
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 47,421,315 and 48,091,707 shares issued and outstanding at December 31, 2019 and June 30, 2020, respectively	474	481
Class B common stock, par value $0.01, 500,000,000 shares authorized; 22,075,749 and 21,496,103 shares issued and outstanding at December 31, 2019 and June 30, 2020, respectively	221	215
Additional paid-in capital	498,186	503,209
Retained earnings (deficit)	(13,462)	9,343
Accumulated other comprehensive loss	(1,299)	(8,516)
Total shareholders' equity	484,120	504,732
Non-controlling interest	319,850	326,478
Total equity	803,970	831,210
TOTAL LIABILITIES AND EQUITY	$2,653,629	$2,661,096

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2020	2019	2020
REVENUES:
Wealth management fees	$283,296	$295,119	$526,380	$613,722
Other	18,249	17,990	35,089	36,441
Total revenues	301,545	313,109	561,469	650,163
OPERATING EXPENSES:
Compensation and related expenses	105,531	113,914	206,979	231,758
Management fees	79,252	76,987	136,258	160,680
Selling, general and administrative	59,736	52,752	111,993	115,347
Management contract buyout	—	—	1,428	—
Intangible amortization	31,221	36,012	59,962	71,735
Non-cash changes in fair value of estimated contingent consideration	3,847	16,472	11,261	(14,901)
Depreciation and other amortization	2,425	3,029	4,738	6,011
Total operating expenses	282,012	299,166	532,619	570,630
INCOME FROM OPERATIONS	19,533	13,943	28,850	79,533
OTHER INCOME (EXPENSE):
Interest income	339	66	536	351
Interest expense	(14,424)	(10,057)	(27,283)	(23,643)
Amortization of debt financing costs	(782)	(709)	(1,564)	(1,491)
Loss on extinguishment of borrowings	—	—	—	(6,094)
Other (expense) income—net	(468)	70	(704)	682
Income from equity method investments	329	52	643	116
Total other expense—net	(15,006)	(10,578)	(28,372)	(30,079)
INCOME BEFORE INCOME TAX	4,527	3,365	478	49,454
INCOME TAX EXPENSE	1,425	37	204	12,107
NET INCOME	3,102	3,328	274	37,347
Non-controlling interest	(2,306)	(919)	(2,420)	(14,542)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$796	$2,409	$(2,146)	$22,805
Income (loss) per share of Class A common stock:
Basic	$0.02	$0.05	$(0.05)	$0.48
Diluted	$0.02	$0.03	$(0.05)	$0.48
Weighted average shares of Class A common stock outstanding:
Basic	46,696,200	47,847,756	46,455,238	47,642,156
Diluted	46,721,559	73,418,108	46,455,238	47,651,057

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income (loss)

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2020	2019	2020
Net income	$3,102	$3,328	$274	$37,347
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(687)	5,778	(333)	(2,787)
Unrealized loss on interest rate swap designated as a cash flow hedge	—	(5,383)	—	(8,327)
Comprehensive income (loss)	2,415	3,723	(59)	26,233
Less: Comprehensive income attributable to noncontrolling interest	(2,025)	(1,084)	(2,263)	(10,645)
Comprehensive income (loss) attributable to common shareholders	$390	$2,639	$(2,322)	$15,588

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the six months ended
	June 30,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$274	$37,347
Adjustments to reconcile net income to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	59,962	71,735
Depreciation and other amortization	4,738	6,011
Amortization of debt financing costs	1,564	1,491
Non-cash equity compensation expense	9,099	10,282
Non-cash changes in fair value of estimated contingent consideration	11,261	(14,901)
Income from equity method investments	(643)	(116)
Distributions received from equity method investments	618	52
Deferred taxes and other non-cash items	843	3,333
Loss on extinguishment of borrowings	—	6,094
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(18,219)	(15,905)
Prepaid expenses and other assets	3,220	2,780
Accounts payable	389	(981)
Accrued expenses	25,166	7,600
Due to affiliates	(16,518)	(31,225)
Other liabilities	(24,848)	(18,406)
Deferred revenue	(1,688)	(813)
Net cash provided by operating activities	55,218	64,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(289,101)	(59,000)
Purchase of fixed assets	(10,060)	(5,947)
Net cash used in investing activities	(299,161)	(64,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	370,000	285,000
Repayments of borrowings under credit facilities	(94,014)	(270,783)
Contingent consideration paid	(16,293)	(34,992)
Payments of debt financing costs	—	(634)
Proceeds from exercise of stock options	796	167
Payments on finance lease obligations	(94)	(59)
Distributions for unitholders	(11,734)	(7,643)
Net cash provided by (used in) financing activities	248,661	(28,944)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	13	(336)
CHANGE IN CASH AND CASH EQUIVALENTS	4,731	(29,849)
CASH AND CASH EQUIVALENTS:
Beginning of period	33,213	65,178
End of period	$37,944	$35,329

See Note 13 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in shareholders’ equity

Three months ended June 30, 2019 and 2020

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional	Retained	Other	Total
	Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity	Interest	Total Equity
Balance at April 1, 2019	46,675,183	$467	22,568,831	$225	$459,488	$(3,532)	$(1,594)	$455,054	$357,222	$812,276
Net income	—	—	—	—		796	—	796	2,306	3,102
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	260,385	3	(260,385)	(2)	7,304	—	—	7,305	—	7,305
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	163,600	1	—	—	4,537	—	—	4,538	—	4,538
Exercise of stock options	17,649	—	—	—	582	—		582	—	582
Change in non-controlling interest allocation	—	—	—	—	17,315	—	—	17,315	(28,916)	(11,601)
Non-cash equity compensation expenses	—	—	—	—	948		—	948	—	948
Currency translation adjustment-net of tax	—	—	—	—	—	—	(406)	(406)	(281)	(687)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(608)		—	(608)		(608)
Balance at June 30, 2019	47,116,817	$471	22,308,446	$223	$489,566	$(2,736)	$(2,000)	$485,524	$330,331	$815,855

Balance at April 1, 2020	47,807,029	$478	21,759,379	$218	$520,281	$6,934	$(8,746)	$519,165	$307,881	$827,046
Net income	—	—	—	—	—	2,409	—	2,409	919	3,328
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	263,276	3	(263,276)	(3)	7,330	—	—	7,330	—	7,330
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	19,071	—	—	—	531	—	—	531	—	531
Forfeiture of unvested Class A common stock	(834)	—	—	—	(27)	—	—	(27)	—	(27)
Exercise of stock options	3,165	—	—	—	90	—	—	90	—	90
Change in non-controlling interest allocation	—	—	—	—	(26,215)	—	—	(26,215)	17,513	(8,702)
Non-cash equity compensation expenses	—	—	—	—	1,173	—	—	1,173	—	1,173
Currency translation adjustment-net of tax	—	—	—	—	—	—	3,714	3,714	2,064	5,778
Unrealized loss on interest rate swaps designated as a cash flow hedges-net of tax	—	—	—	—	—	—	(3,484)	(3,484)	(1,899)	(5,383)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	46	—	—	46	—	46
Balance at June 30, 2020	48,091,707	$481	21,496,103	$215	$503,209	$9,343	$(8,516)	$504,732	$326,478	$831,210

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in shareholders’ equity

Six months ended June 30, 2019 and 2020

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional	Retained	Other	Total
	Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity	Interest	Total Equity
Balance at January 1, 2019	46,265,903	$462	22,823,272	$228	$471,386	$(590)	$(1,824)	$469,662	$342,858	$812,520
Net loss	—	—	—	—	—	(2,146)	—	(2,146)	2,420	274
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	514,826	6	(514,826)	(5)	16,571	—	—	16,572	—	16,572
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	312,871	3	—	—	9,972	—	—	9,975	—	9,975
Forfeiture of unvested Class A common stock	(909)	—	—	—	(30)	—	—	(30)	—	(30)
Exercise of stock options	24,126	—	—	—	796	—	—	796	—	796
Change in non-controlling interest allocation	—	—	—	—	(11,032)	—	—	(11,032)	(14,790)	(25,822)
Non-cash equity compensation expenses	—	—	—	—	1,653	—	—	1,653	—	1,653
Currency translation adjustment-net of tax	—	—	—	—	—	—	(176)	(176)	(157)	(333)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	250	—	—	250	—	250
Balance at June 30, 2019	47,116,817	$471	22,308,446	$223	$489,566	$(2,736)	$(2,000)	$485,524	$330,331	$815,855

Balance at January 1, 2020	47,421,315	$474	22,075,749	$221	$498,186	$(13,462)	$(1,299)	$484,120	$319,850	$803,970
Net income	—	—	—	—	—	22,805	—	22,805	14,542	37,347
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	579,646	6	(579,646)	(6)	13,366	—	—	13,366	—	13,366
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	85,702	1	—	—	1,802	—	—	1,803	—	1,803
Forfeiture of unvested Class A common stock	(834)	—	—	—	(27)	—	—	(27)	—	(27)
Exercise of stock options	5,878	—	—	—	167	—	—	167	—	167
Change in non-controlling interest allocation	—	—	—	—	(12,128)	—	—	(12,128)	(4,017)	(16,145)
Non-cash equity compensation expenses	—	—	—	—	2,190	—	—	2,190	—	2,190
Currency translation adjustment-net of tax	—	—	—	—	—	—	(1,810)	(1,810)	(977)	(2,787)
Unrealized loss on interest rate swaps designated as a cash flow hedges-net of tax	—	—	—	—	—	—	(5,407)	(5,407)	(2,920)	(8,327)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(347)	—	—	(347)	—	(347)
Balance at June 30, 2020	48,091,707	$481	21,496,103	$215	$503,209	$9,343	$(8,516)	$504,732	$326,478	$831,210

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Domestic revenue	$287,920	$297,481	$542,212	$619,464
International revenue	13,625	15,628	19,257	30,699
Total revenue	$301,545	$313,109	$561,469	$650,163

International revenue consists of revenue generated by partner firm legal entities in Australia, Canada and the United Kingdom.

Derivatives

The Company uses derivative instruments for purposes other than trading. Derivative instruments are accounted for in accordance with Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging, which requires that all derivative instruments be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes do not impact earnings until the hedged item is recognized in earnings. The Company uses interest rate swaps to manage its mix of fixed and floating rate debt. These instruments have been designated as cash flow hedges at inception and are measured for effectiveness both at inception and on an ongoing basis.

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

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London InterBank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

adoption of ASU No. 2020-04 did not have a material impact on the Company’s consolidated financial statements; however the Company will continue to evaluate the impacts, if any, of the provisions of ASU No. 2020-04 on the Company’s debt and hedging arrangements through December 31, 2022.

3. NON-CONTROLLING INTEREST AND INCOME (LOSS) PER SHARE

The calculation of controlling and non-controlling interest is as follows as of June 30, 2019 and 2020:

	2019	2020
Focus LLC common units held by continuing owners	22,308,446	21,496,103
Common unit equivalents of outstanding vested and unvested incentive units held by continuing owners(1)	5,125,588	6,690,670
Total common units and common unit equivalents attributable to non-controlling interest	27,434,034	28,186,773
Total common units and common unit equivalents of incentive units outstanding	74,550,851	76,278,480
Non-controlling interest allocation	36.8%	37.0%
Company’s interest in Focus LLC	63.2%	63.0%
(1)	Focus LLC common units issuable upon conversion of 17,830,564 and 19,334,928 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of June 30, 2019 and 2020, respectively, was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

The below table contains a reconciliation of net income to net income (loss) attributable to common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net income	$3,102	$3,328	$274	$37,347
Non-controlling interest	(2,306)	(919)	(2,420)	(14,542)
Net income (loss) attributable to common shareholders	$796	$2,409	$(2,146)	$22,805

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The calculation of basic and diluted income (loss) per share is described below:

Basic income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Basic income (loss) per share:
Net income (loss) attributable to common shareholders	$796	$2,409	$(2,146)	$22,805
Weighted average shares of Class A common stock outstanding	46,696,200	47,847,756	46,455,238	47,642,156
Basic income (loss) per share	$0.02	$0.05	$(0.05)	$0.48

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Diluted income (loss) per share:
Net income (loss) attributable to common shareholders	$796	$2,409	$(2,146)	$22,805
Add: Dilutive effect of non-controlling interests related to Focus LLC common and incentive units	—	47	—	—
Total	796	2,456	(2,146)	22,805

Weighted average shares of Class A common stock outstanding	46,696,200	47,847,756	46,455,238	47,642,156
Effect of dilutive stock options	—	1,637	—	2,105
Effect of dilutive unvested Class A common stock and restricted stock units	25,359	11,547	—	6,796
Effect of non-controlling interests related to Focus LLC common and incentive units	—	25,557,168	—	—
Total	46,721,559	73,418,108	46,455,238	47,651,057
Diluted income (loss) per share	$0.02	$0.03	$(0.05)	$0.48

Diluted loss per share for the six months ended June 30, 2019 excludes incremental shares of 16,607 related to unvested Class A common stock since the effect would be antidilutive. Diluted income (loss) per share for the three and six months ended June 30, 2019 and 2020 excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the Company’s IPO if the volume weighted average per share price for any ninety-

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

calendar day period within such five-year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at June 30, 2019 and 2020.

Focus LLC common and incentive units may be exchanged for the Company’s Class A common stock, subject to certain limitations (see Note 9). In computing the dilutive effect, if any, that the exchange would have on net income (loss) per share, net income (loss) attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the three and six months ended June 30, 2019 and the six months ended June 30, 2020, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

4. ACQUISITIONS

Business Acquisitions

Business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations.

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the six months ended June 30, 2020 is as follows:

Number of business acquisitions closed	5
Consideration:
Cash due at closing	$59,510
Working capital adjustments	(174)
Fair market value of estimated contingent consideration	6,332
Total consideration	$65,668
Allocation of purchase price:
Total tangible assets	$4,673
Total liabilities assumed	(12,272)
Customer relationships	39,749
Management contracts	1,194
Goodwill	32,121
Other acquired intangibles	203
Total allocated consideration	$65,668

Management believes approximately $38,665 of tax goodwill and intangibles related to business acquisitions completed during the six months ended June 30, 2020 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying unaudited condensed consolidated statement of operations for six months ended June 30, 2020 includes revenue and income from operations for the two business acquisitions that are new subsidiary partner firms from the dates they were acquired of $3,867 and $886, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Asset Acquisitions

The Company also separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805, Business Combinations. There were two asset acquisitions during the six months ended June 30, 2020. Total purchase consideration for asset acquisitions during the six months ended June 30, 2020 consisted of contingent consideration the amount of which will be determined when the outcome is determinable.

The weighted-average useful lives of intangible assets acquired during the six months ended June 30, 2020 through business acquisitions and asset acquisitions are as follows:

Number of years
Management contracts	20
Customer relationships	9
Other acquired intangibles	5
Weighted-average useful life of all intangibles acquired	9

From July 1, 2020 to August 6, 2020, the Company completed one business acquisition for cash of $8,000, plus contingent consideration.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2019 and the six months ended June 30, 2020:

	December 31,	June 30,
	2019	2020
Balance beginning of period:
Goodwill	$883,119	$1,112,855
Cumulative impairment losses	(22,624)	(22,624)
	860,495	1,090,231
Goodwill acquired	229,799	32,121
Other	(63)	(1,199)
	229,736	30,922
Balance end of period:
Goodwill	1,112,855	1,143,777
Cumulative impairment losses	(22,624)	(22,624)
	$1,090,231	$1,121,153

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table summarizes the amortizing acquired intangible assets at December 31, 2019:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,362,104	$(471,361)	$890,743
Management contracts	150,464	(39,888)	110,576
Other acquired intangibles	5,157	(3,020)	2,137
Total	$1,517,725	$(514,269)	$1,003,456

The following table summarizes the amortizing acquired intangible assets at June 30, 2020:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,400,661	(537,861)	$862,800
Management contracts	151,493	(43,769)	107,724
Other acquired intangibles	5,413	(3,431)	1,982
Total	$1,557,567	$(585,061)	$972,506

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

First Lien Term Loan

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2019 and June 30, 2020 are as follows:

	December 31, 2019		June 30, 2020
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan	$1,139,188	$1,146,307	$1,133,405	$1,088,069

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Derivatives

At June 30, 2020, the fair value of the Company’s $850,000 notional amount interest rate swap agreements was $(10,032). The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

Business acquisitions

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2019 and the six months ended June 30, 2020:

Balance at January 1, 2019	$98,905
Additions to estimated contingent consideration	82,781
Payments of contingent consideration	(36,862)
Non-cash changes in fair value of estimated contingent consideration	38,797
Other	(53)
Balance at December 31, 2019	$183,568
Additions to estimated contingent consideration	6,332
Payments of contingent consideration	(59,705)
Non-cash changes in fair value of estimated contingent consideration	(14,901)
Other	(294)
Balance at June 30, 2020	$115,000

Estimated contingent consideration is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

During the year ended December 31, 2019, the Company paid $36,862 in cash as contingent consideration associated with business acquisitions. During the six months ended June 30, 2020, the Company paid $59,705 in cash as contingent consideration associated with business acquisitions. In addition, the Company also paid $782 and $1,313 of contingent consideration for the six months ended June 30, 2019 and 2020, respectively, associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the unaudited condensed consolidated statement of cash flows.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2019 and June 30, 2020 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2019	Techniques	Inputs	Ranges
$183,568	Monte Carlo Simulation Model	Forecasted growth rates	(10.7)% - 51.1%
		Discount rates	11.0% - 17.0%

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
June 30, 2020	Techniques	Inputs	Ranges
$115,000	Monte Carlo Simulation Model	Forecasted growth rates	(26.3)% - 57.5%
		Discount rates	6.5% - 18.0%

7. CREDIT FACILITY

As of June 30, 2020, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $1,153,000 first lien term loan (the “First Lien Term Loan”) and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

The First Lien Term Loan has a maturity date of July 2024 and requires quarterly installment repayments of $2,891. In January 2020, Focus LLC amended its First Lien Term Loan to reduce the interest rates. The First Lien Term Loan bears interest (at Focus LLC’s option) at: (i) LIBOR plus a margin of 2.00% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.00%. As a result of the amendment, Focus LLC paid approximately $634 in debt financing costs and recorded a loss on extinguishment of borrowings of $6,094, representing the write off of $5,306 and $788 in deferred financing costs and unamortized discount related to the First Lien Term Loan, respectively.

The First Lien Revolver has a maturity date of July 2023. Up to $30,000 of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Revolver bears interest (at Focus LLC’s option) at LIBOR plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender’s Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio.

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At June 30, 2020, Focus LLC's First Lien Leverage Ratio was 3.85:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $326,602 at June 30, 2020. Focus LLC is also subject on an annual basis to

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2019. Based on the excess cash flow calculation for the year ended December 31, 2019, no contingent principal payments are required to be made in 2020.

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

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2019 and June 30, 2020:

	December 31,	June 30,
	2019	2020
First Lien Term Loan	$1,139,188	$1,133,405
First Lien Revolver	140,000	160,000
Unamortized debt financing costs	(5,389)	(574)
Unamortized discount	(800)	—
Total	$1,272,999	$1,292,831

At December 31, 2019 and June 30, 2020, unamortized debt financing costs associated with the First Lien Revolver of $9,645 and $8,297, respectively, were recorded in debt financing costs-net in the condensed consolidated balance sheets.

Weighted-average interest rates for outstanding borrowings were approximately 5% for the year ended December 31, 2019 and approximately 3% for the six months ended June 30, 2020.

As of December 31, 2019 and June 30, 2020, the First Lien Revolver available unused commitment line was $502,962 and $482,653, respectively.

As of December 31, 2019 and June 30, 2020, Focus LLC was contingently obligated for letters of credit in the amount of $7,038 and $7,347, respectively, each bearing interest at an annual rate of approximately 2%.

8. DERIVATIVES

In March 2020, the Company entered into a 4 year floating to fixed interest rate swap with a notional amount of $400,000. The interest rate swap effectively fixes the variable interest rate applicable to $400,000 of borrowings outstanding on the First Lien Term Loan. The terms of the interest rate swap provide that the Company pays interest to the counterparty each month at a rate of 0.713% and receive interest from the counterparty each month at the 1 month USD LIBOR rate, subject to a 0% floor. In April 2020, the Company entered into two additional 4 year floating to fixed interest rate swap agreements with notional amounts of $250,000 and $200,000, respectively. These swaps effectively fix the variable interest rate applicable to $450,000 of borrowings outstanding on the First Lien Term Loan. The terms of these swaps provide that the Company pays interest to the counterparties each month at a rate of 0.537% and 0.5315%, respectively, and receive interest from the counterparties each month at the 1 month USD LIBOR rate, subject to a 0%

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

percent floor. The Company designated these swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on these portions of its First Lien Term Loan borrowings.

At June 30, 2020, the fair value of the interest rate swaps was $(10,032), which is included in other liabilities in the accompanying unaudited condensed consolidated balance sheet. The interest rate swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive loss, net of tax of $1,705.

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

In June 2020, the Company issued an aggregate of 282,347 shares of Class A common stock and retired 263,276 shares of Class B common stock and 35,000 incentive units in Focus LLC and acquired 282,347 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

Stock Options, Unvested Class A Common Stock and Restricted Stock Units

The following table provides information relating to the changes in the Company’s stock options during the six months ended June 30, 2020:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding—January 1, 2020	1,832,966	$30.42
Granted	—	—
Exercised	(5,878)	28.50
Forfeited	(21,817)	29.27
Outstanding—June 30, 2020	1,805,271	30.44
Vested—June 30, 2020	709,498	32.06

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the changes in the Company’s unvested Class A common stock during the six months ended June 30, 2020:

		Weighted
		Average
	Unvested Class A	Grant Date
	Common Stock	Fair Value
Outstanding—January 1, 2020	53,293	$33.00
Forfeited	(834)	33.00
Vested	—	—
Outstanding—June 30, 2020	52,459	33.00

The following table provides information relating to the changes in the Company’s restricted stock units during the six months ended June 30, 2020:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2020	98,061	$27.90
Granted	—	—
Forfeited	(7,707)	27.90
Vested	—	—
Outstanding—June 30, 2020	90,354	27.90

The Company recognized $1,158 and $2,060 of non-cash equity compensation expense in relation to the stock options and unvested Class A common stock during the three and six months ended June 30, 2019, respectively.

The Company recognized $1,343 and $2,530 of non-cash equity compensation expense in relation to the stock options, unvested Class A common stock and restricted stock units during the three and six months ended June 30, 2020, respectively.

Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC incentive units during the six months ended June 30, 2020:

		Weighted Average
	Incentive Units	Hurdle Price
Outstanding—January 1, 2020	19,754,450	$21.59
Granted	—	—
Exchanged	(197,871)	15.68
Forfeited	(221,651)	24.67
Outstanding—June 30, 2020	19,334,928	21.62
Vested—June 30, 2020	10,020,350	15.35

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at June 30, 2020 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	175,421	175,421
5.50	97,798	97,798
6.00	56,702	56,702
7.00	482,545	482,545
9.00	1,984,779	1,984,779
11.00	1,055,941	1,055,941
12.00	520,000	520,000
13.00	831,416	831,416
14.00	30,205	30,205
16.00	168,552	168,552
17.00	44,009	44,009
19.00	865,633	865,633
21.00	3,893,000	2,393,000
22.00	1,202,369	608,162
23.00	524,828	262,414
26.26	25,000	—
27.00	29,484	14,742
27.90	2,051,131	—
28.50	1,596,115	399,031
33.00	3,670,000	20,000
36.64	30,000	10,000
	19,334,928	10,020,350

The Company recorded $4,020 and $7,039 of non-cash equity compensation expense for incentive units during the three and six months ended June 30, 2019, respectively.

The Company recorded $3,905 and $7,752 of non-cash equity compensation expense for incentive units during the three and six months ended June 30, 2020, respectively.

10. INCOME TAXES

The estimated annual effective tax rate for the six months ended June 30, 2020 was 24.5% as compared to (141.7)% for the year ended December 31, 2019. The increase in the estimated annual effective tax rate is primarily attributable to expected full year income before income taxes for the year ending December 31, 2020 as compared to the loss before income taxes for the year ended December 31, 2019. Income tax expense for the six months ended June 30, 2020 is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net income (loss) attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

During the six months ended June 30, 2020, there were no changes to the Company’s uncertain tax positions.

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

As of June 30, 2020, the Company had recorded a liability of $51,923 relating to the TRA obligations. Future payments under the TRAs in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded.

12. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2019 and June 30, 2020, the Company had recorded no liabilities in connection with this right.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2019 and June 30, 2020, a significant portion of cash and cash equivalents were held at a single institution.

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

13. CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2019	2020
Supplemental disclosures of cash flow information—cash paid for:
Interest	$25,904	$23,542
Income taxes	$3,356	$3,765
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$50,945	$6,332
Net tangible liabilities acquired in connection with business acquisitions	$(3,888)	$(7,599)
Operating lease assets	$168,867	$202,548
Operating lease liabilities	$180,451	$221,339

14. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three and six months ended June 30, 2019, the Company recognized expenses of $441 and $1,070, respectively, related to these reimbursements. During the three and six months ended June 30, 2020, the Company recognized expenses of $35 and $452, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

At June 30, 2020, affiliates of certain holders of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2020.

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

Since 2006, when we began revenue-generating and acquisition activities, we have created a partnership of over 60 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues in excess of $1.2 billion for the year ended December 31, 2019 and $650.2 million for the six months ended June 30, 2020. For the year ended December 31, 2019 and the six months ended June 30, 2020, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into Australia, Canada and the United Kingdom.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2020		2019		2020
		% of Total		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$283,296	93.9%	$295,119	94.3%	$526,380	93.8%	$613,722	94.4%
Other	18,249	6.1%	17,990	5.7%	35,089	6.2%	36,441	5.6%
Total revenues	$301,545	100.0%	$313,109	100.0%	$561,469	100.0%	$650,163	100.0%

During the three and six months ended June 30, 2020, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices and customer lists by our existing partner firms. During the three and six months ended June 30, 2020, we completed the acquisition of one and two partner firms, respectively. During the three months ended June 30, 2020, the new partner firm was MEDIQ Financial Services. During the six months ended June 30, 2020, the new partner firms were Nexus Investment Management and MEDIQ Financial Services. During the three and six months ended June 30, 2020, our partner firms completed one and five acquisitions, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification (“ASC”) Topic 805: Business Combinations and asset acquisitions.

See Note 4 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

For the six months ended June 30, 2020, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets, a flat fee, an hourly rate or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Because of the variety of billing practices across our partner firms, the timing of any impact of short-term financial market movements on revenues will vary. Additionally, we estimate that approximately 28% of our revenues for the three months ended June 30, 2020 were not directly correlated to the financial markets. Of the 72% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three months ended June 30, 2020, we estimate that approximately 67% of such revenues were generated from advance billings. We estimate that approximately 27% of our revenues for the six months ended June 30, 2020 were not directly correlated to the financial markets. Of the 73% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the six months ended June 30, 2020, we estimate that approximately 69% of such revenues were generated from advance billings These revenues are impacted by market movements and generally result in a one-quarter lagged effect on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

During the three and six months ended June 30, 2020, our revenues were negatively impacted by the effects of Covid-19 on the financial markets as a result of our market correlated revenues, which represented 72% of our total revenues for the three months ended June 30, 2020. Our market correlated revenues for subsequent periods could be impacted by any negative effects of Covid-19 on the financial markets. Additionally a portion of our non-market correlated revenues are derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist through some or all of the remaining reporting periods in 2020. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

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

Business Acquisitions

We completed five business acquisitions during the six months ended June 30, 2020, consisting of both new partner firms and acquisitions by partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

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

The following table summarizes our business acquisitions for the six months ended June 30, 2020 (dollars in thousands):

Number of business acquisitions closed	5
Consideration:
Cash due at closing	$59,510
Working capital adjustments	(174)
Fair market value of estimated contingent consideration	6,332
Total consideration	$65,668

During the six months ended June 30, 2020, our acquisitions have been paid for with a combination of cash flow from operations and proceeds from borrowings under the Credit Facility.

During the six months ended June 30, 2020, our acquisition activity was negatively impacted by the effects of Covid-19 as a result of targets focusing on management and client matters as well as potential uncertainties around valuations during periods of Covid-19 related market stress. We completed five business acquisitions during the six months ended June 30, 2020 compared to 21 business acquisitions during the six months ended June 30, 2019. The effect of Covid-19 will likely impact the timing and our ability to pursue and make future acquisitions for at least the remainder of 2020.

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three and six months ended June 30, 2019 and 2020 include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$301,545	$313,109	$561,469	$650,163
Revenue growth (1) from prior period	30.3%	3.8%	31.3%	15.8%
Organic revenue growth (2) from prior period	18.0%	(0.3)%	11.0%	9.8%
Management Fees Metrics (operating expense):
Management fees	$79,252	$76,987	$136,258	$160,680
Management fees growth (3) from prior period	30.9%	(2.9)%	27.5%	17.9%
Organic management fees growth (4) from prior period	16.5%	(8.2)%	6.6%	9.7%
Net income (loss) metrics:
Net income	$3,102	$3,328	$274	$37,347
Net income growth from prior period	140.5%	7.3%	101.4%	*
Income (loss) per share of Class A common stock:
Basic	$0.02	$0.05	$(0.05)	$0.48
Diluted	$0.02	$0.03	$(0.05)	$0.48
Income (loss) per share of Class A common stock growth from prior period:
Basic	N/A	150.0%	N/A	*
Diluted	N/A	50.0%	N/A	*
Adjusted EBITDA Metrics:
Adjusted EBITDA (5)	$62,953	$74,756	$117,467	$152,776
Adjusted EBITDA growth (5) from prior period	21.3%	18.7%	22.2%	30.1%
Adjusted Net Income Metrics:
Adjusted Net Income (5)	$41,232	$54,293	$76,946	$108,743
Adjusted Net Income growth (5) from prior period	42.1%	31.7%	41.3%	41.3%
Adjusted Net Income Per Share Metrics:
Adjusted Net Income Per Share (5)	$0.55	$0.71	$1.03	$1.43
Adjusted Net Income Per Share growth (5) from prior period	37.5%	29.1%	35.5%	38.8%
Adjusted Shares Outstanding (5)	74,444,102	76,239,848	74,422,405	76,256,932
Other Metrics:
Net Leverage Ratio (6) at period end	4.05x	3.85x	4.05x	3.85x
Acquired Base Earnings (7)	$6,725	$1,045	$18,638	$4,235
Number of partner firms at period end (8)	62	65	62	65

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.
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

Set forth below is a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2019 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020

	(in thousands)
Net income	$3,102	$3,328	$274	$37,347
Interest income	(339)	(66)	(536)	(351)
Interest expense	14,424	10,057	27,283	23,643
Income tax expense	1,425	37	204	12,107
Amortization of debt financing costs	782	709	1,564	1,491
Intangible amortization	31,221	36,012	59,962	71,735
Depreciation and other amortization	2,425	3,029	4,738	6,011
Non‑cash equity compensation expense	5,178	5,248	9,099	10,282
Non‑cash changes in fair value of estimated contingent consideration	3,847	16,472	11,261	(14,901)
Loss on extinguishment of borrowings	—	—	—	6,094
Other expense (income), net	468	(70)	704	(682)
Management contract buyout	—	—	1,428	—
Other one‑time transaction expenses	420	—	1,486	—
Adjusted EBITDA	$62,953	$74,756	$117,467	$152,776

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

Set forth below is a reconciliation of net income to Adjusted Net Income and Adjusted Net Income Per Share for the three and six months ended June 30, 2019 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020

	(dollars in thousands, except per share data)
Net income	$3,102	$3,328	$274	$37,347
Income tax expense	1,425	37	204	12,107
Amortization of debt financing costs	782	709	1,564	1,491
Intangible amortization	31,221	36,012	59,962	71,735
Non‑cash equity compensation expense	5,178	5,248	9,099	10,282
Non‑cash changes in fair value of estimated contingent consideration	3,847	16,472	11,261	(14,901)
Loss on extinguishment of borrowings	—	—	—	6,094
Management contract buyout	—	—	1,428	—
Other one‑time transaction expenses(1)	420	—	1,486	—
Subtotal	45,975	61,806	85,278	124,155
Pro forma income tax expense (27%)(2)	(12,413)	(16,688)	(23,025)	(33,522)
Tax Adjustments(2)	7,670	9,175	14,693	18,110
Adjusted Net Income	$41,232	$54,293	$76,946	$108,743
Adjusted Shares Outstanding	74,444,102	76,239,848	74,422,405	76,256,932
Adjusted Net Income Per Share	$0.55	$0.71	$1.03	$1.43
Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic(3)	46,696,200	47,847,756	46,455,238	47,642,156
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock and restricted stock units(4)	25,359	13,184	16,607	8,901
Weighted average Focus LLC common units outstanding(5)	22,488,713	21,672,585	22,635,388	21,846,354
Weighted average common unit equivalent of Focus LLC incentive units outstanding(6)	5,233,830	6,706,323	5,315,172	6,759,521
Adjusted Shares Outstanding	74,444,102	76,239,848	74,422,405	76,256,932
(1)	During the three months ended June 30, 2019 relates to transaction expenses of $420 associated with the acquisition of Loring Ward, which were recorded in selling, general and administrative expenses. During the six months ended June 30, 2019 relates to (a) Loring Ward severance cash compensation of $280, which was recorded in compensation and related expenses and (b) transaction expenses of $1,206 associated with the acquisition of Loring Ward, which were recorded in selling, general and administrative expenses.
(2)	As of June 30, 2020, estimated tax adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% tax rate for the next 12 months is $36,479.
(3)	Represents our GAAP weighted average Class A common stock outstanding—basic.
(4)	The incremental shares for the six months ended June 30, 2019 related to unvested Class A common stock as calculated using the treasury stock method were not included in the calculation of the GAAP weighted average shares of Class A common stock—diluted for the six months ended June 30, 2019 as the result would have been antidilutive.
(5)	Assumes that 100% of the Focus LLC common units were exchanged for Class A common stock.

(6)	Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2020

The following discussion presents an analysis of our results of operations for the three months ended June 30, 2019 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	June 30,
	2019	2020	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$283,296	$295,119	$11,823	4.2%
Other	18,249	17,990	(259)	(1.4)%
Total revenues	301,545	313,109	11,564	3.8%
Operating expenses:
Compensation and related expenses	105,531	113,914	8,383	7.9%
Management fees	79,252	76,987	(2,265)	(2.9)%
Selling, general and administrative	59,736	52,752	(6,984)	(11.7)%
Intangible amortization	31,221	36,012	4,791	15.3%
Non‑cash changes in fair value of estimated contingent consideration	3,847	16,472	12,625	328.2%
Depreciation and other amortization	2,425	3,029	604	24.9%
Total operating expenses	282,012	299,166	17,154	6.1%
Income from operations	19,533	13,943	(5,590)	(28.6)%
Other income (expense):
Interest income	339	66	(273)	(80.5)%
Interest expense	(14,424)	(10,057)	4,367	30.3%
Amortization of debt financing costs	(782)	(709)	73	9.3%
Other income (expense)—net	(468)	70	538	115.0%
Income from equity method investments	329	52	(277)	(84.2)%
Total other expense—net	(15,006)	(10,578)	4,428	29.5%
Income before income tax	4,527	3,365	(1,162)	(25.7)%
Income tax expense	1,425	37	(1,388)	(97.4)%
Net income	$3,102	$3,328	$226	7.3%

Revenues

Wealth management fees increased $11.8 million, or 4.2%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. New partner firms added subsequent to the three months ended June 30, 2019 that are included in our results of operations for the three months ended June 30, 2020 include Williams Jones, Nexus Investment Management and MEDIQ Financial Services. Additionally, our partner firms completed 15 acquisitions subsequent to the three months ended June 30, 2019. The new partner firms contributed approximately $12.4 million in revenue during the three months ended June 30, 2020.

Other revenues decreased $0.3 million, or 1.4%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Other revenues from new partner firms was approximately $0.2 million.

Operating Expenses

Compensation and related expenses increased $8.4 million, or 7.9%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase related to new partner firms was approximately $1.6 million. The balance of the increase of $6.8 million was due primarily to an increase in salaries and related expense, due to partner firm-level acquisitions subsequent to the three months ended June 30, 2019.

Management fees decreased $2.3 million, or 2.9%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. New partner firms added approximately $4.3 million. Management fees are variable and a function of earnings during the period. The increase from new partner firms was offset by a decrease of $6.6 million in management fees due to the contractual profitability splits with the respective management companies.

Selling, general and administrative expenses decreased $7.0 million, or 11.7%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. New partner firms added approximately $1.7 million. The increase from new partner firms was offset by a decrease of $8.7 million due primarily to a decrease in travel and entertainment, business development and acquisition activity due to the impact of Covid-19 on our business.

Intangible amortization increased $4.8 million, or 15.3%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase related to new partner firms was approximately $2.7 million. The balance of the increase of $2.1 million was due to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration increased $12.6 million, or 328.2%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. During the three months ended June 30, 2020, the probability that certain contingent consideration payments would be achieved increased due to Monte Carlo Simulation changes associated with market conditions, resulting in an increase in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $0.6 million, or 24.9%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily related to an increase in depreciation and amortization related to fixed assets at our new corporate headquarters.

Other income (expense)

Interest expense decreased $4.4 million, or 30.3%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was due to lower average interest rates during the three months ended June 30, 2020 as a result of the January 2020 Credit Facility amendment to reduce the interest rate spread on the First Lien Term Loan and lower LIBOR rates.

Income Tax Expense

Income tax expense decreased $1.4 million, or 97.4%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. For the three months ended June 30, 2020, we recorded tax expense based on an estimated annual effective tax rate of 24.5%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2020

The following discussion presents an analysis of our results of operations for the six months ended June 30, 2019 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Six Months Ended
	June 30,
	2019	2020	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$526,380	$613,722	$87,342	16.6%
Other	35,089	36,441	1,352	3.9%
Total revenues	561,469	650,163	88,694	15.8%
Operating expenses:
Compensation and related expenses	206,979	231,758	24,779	12.0%
Management fees	136,258	160,680	24,422	17.9%
Selling, general and administrative	111,993	115,347	3,354	3.0%
Management contract buyout	1,428	—	(1,428)	*
Intangible amortization	59,962	71,735	11,773	19.6%
Non‑cash changes in fair value of estimated contingent consideration	11,261	(14,901)	(26,162)	(232.3)%
Depreciation and other amortization	4,738	6,011	1,273	26.9%
Total operating expenses	532,619	570,630	38,011	7.1%
Income from operations	28,850	79,533	50,683	175.7%
Other income (expense):
Interest income	536	351	(185)	(34.5)%
Interest expense	(27,283)	(23,643)	3,640	13.3%
Amortization of debt financing costs	(1,564)	(1,491)	73	4.7%
Loss on extinguishment of borrowings	—	(6,094)	(6,094)	*
Other (expenses) income—net	(704)	682	1,386	196.9%
Income from equity method investments	643	116	(527)	(82.0)%
Total other expense—net	(28,372)	(30,079)	(1,707)	(6.0)%
Income before income tax	478	49,454	48,976	*
Income tax expense	204	12,107	11,903	*
Net income	$274	$37,347	$37,073	*
*	Not meaningful

Revenues

Wealth management fees increased $87.3 million, or 16.6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. New partner firms added subsequent to the six months ended June 30, 2019 that are included in our results of operations for the six months ended June 30, 2020 include Williams Jones, Nexus Investment Management and MEDIQ Financial Services. Additionally, our partner firms completed 15 acquisitions subsequent to the six months ended June 30, 2019. The new partner firms contributed approximately $25.4 million in revenue during the six months ended June 30, 2020. The balance of the increase of $61.9 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm level acquisitions, as well as a full period of revenue recognized during the six months ended June 30, 2020 for partner firms that were acquired during the six months ended June 30, 2019.

Other revenues increased $1.4 million, or 3.9%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase related to new partner firms was approximately $0.2 million. The balance of the increase of $1.2 million was due primarily to an increase in recordkeeping and administration fees.

Operating Expenses

Compensation and related expenses increased $24.8 million, or 12.0%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase related to new partner firms was approximately $3.1 million. Non-cash equity compensation increased $1.2 million primarily associated with incentive unit grants. The balance of the increase of $20.5 million was due primarily to an increase in salaries and related expense, due in part to partner firm-level acquisitions subsequent to the six months ended June 30, 2019 and the result of a full period of expense recognized during the six months ended June 30, 2020 for partner firms acquired during the six months ended June 30, 2019.

Management fees increased $24.4 million, or 17.9%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase related to the new partner firms was approximately $8.8 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $15.6 million was due to the increase in earnings during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due in part to partner firm-level acquisitions subsequent to the six months ended June 30, 2019 and the result of a full period of earnings recognized during the six months ended June 30, 2020 for partner firms acquired during the six months ended June 30, 2019.

Selling, general and administrative expenses increased $3.4 million, or 3.0%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. New partner firms added approximately $3.4 million.

Management contract buyout of $1.4 million for the six months ended June 30, 2019 related to cash consideration for the buyout of a management agreement of one of our retiring principals whereby the business operations were transitioned to one of our other partner firms.

Intangible amortization increased $11.8 million, or 19.6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase related to new partner firms was approximately $5.3 million. The balance of the increase of $6.5 million was primarily due to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration decreased $26.2 million, or 232.3%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. During the six months ended June 30, 2020, the probability that certain contingent consideration payments would be achieved decreased due to Monte Carlo Simulation changes associated with market conditions and Covid-19, resulting in a decrease in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $1.3 million, or 26.9%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily related to an increase in depreciation and amortization related to fixed assets at our new corporate headquarters.

Other income (expense)

Interest expense decreased $3.6 million, or 13.3%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was due to lower average interest rates during the six months ended June 30, 2020 as a result of the January 2020 Credit Facility amendment to reduce the interest rate spread on the First Lien Term Loan and lower LIBOR rates.

During the six months ended June 30, 2020, a loss on extinguishment of borrowings of $6.1 million was recognized in connection with the January 2020 Credit Facility amendment.

Income Tax Expense

Income tax expense increased $11.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. For the six months ended June 30, 2020, we recorded tax expense based on an estimated annual effective tax rate of 24.5%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC.

Liquidity and Capital Resources

Sources of Liquidity

During the three and six months ended June 30, 2020, we met our cash and liquidity needs primarily through cash generated by our operations and borrowings under the Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as the Credit Facility, especially for acquisition activities. If our acquisition activity accelerates we may decide to issue equity either as consideration or in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

As a result of liquidity concerns in the financial markets due to Covid-19, we borrowed $200.0 million on our first lien revolver (“First Lien Revolver”) in March 2020. The $200.0 million was repaid during the three months ended June 30, 2020 and is available for future draw downs.

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

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of June 30, 2020, we had recorded a liability of approximately $51.9 million relating to the TRA obligations. Future payments under the Tax Receivable Agreements in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2019 and 2020:

	Six Months Ended
	June 30,
	2019	2020	$ Change	% Change

	(dollars in thousands)
Cash provided by (used in):
Operating activities	$55,218	$64,378	$9,160	16.6%
Investing activities	(299,161)	(64,947)	234,214	78.3%
Financing activities	248,661	(28,944)	(277,605)	(111.6)%
Cash and cash equivalents—end of period	37,944	35,329	(2,615)	(6.9)%

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

Net cash provided by operating activities increased $9.2 million, or 16.6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to an increase in net income of $37.1 million offset in part by a decrease in operating assets and liabilities of $24.5 million.

Investing Activities

Net cash used in investing activities decreased $234.2 million, or 78.3%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was due primarily to a decrease of $230.1 million in cash paid for acquisitions and contingent consideration as result of a decrease in acquisition activity during the six months ended June 30, 2020 and a decrease in purchase of property and equipment of $4.1 million as our new corporate headquarters was completed in 2019.

Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2020 decreased $277.6 million or 111.6%, compared to six months ended June 30, 2019. The decrease was primarily due to a decrease in net borrowings under the Credit Facility of $261.8 million and an increase in acquisition contingent consideration paid of $18.7 million.

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

	Trailing 4-Quarters Ended June 30,
	2019	2020

	(in thousands)
Net cash provided by operating activities (1)	$123,985	$203,934
Purchase of fixed assets	(14,737)	(21,359)
Distributions for unitholders	(13,972)	(16,550)
Payments under tax receivable agreements	—	—
Adjusted Free Cash Flow	$95,276	$166,025

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended June 30, 2019 was $4.6 million, $3.6 million, $9.1 million and $4.0 million, respectively, totaling $21.3 million for the trailing 4-quarters ended June 30, 2019. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended June 30, 2020 was $0.8 million, $0.8 million, $8.4 million and $16.4 million, respectively, totaling $26.4 million for the trailing 4-quarters ended June 30, 2020. See Note 6 to our unaudited condensed consolidated financial statements for additional information.

Contractual Obligations

There have been no material changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Credit Facilities

As of June 30, 2020, our Credit Facility consisted of a $1.15 billion first lien term loan (“First Lien Term Loan) and a $650.0 million First Lien Revolver.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At June 30, 2020, our First Lien Leverage Ratio was 3.85:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $326.6 million at June 30, 2020. Focus LLC is also subject on annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2019. Based on the excess cash flow calculation for the year ended December 31, 2019, no contingent principal payments are required to be made in 2020.

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

At June 30, 2020, outstanding stated value borrowings under the Credit Facility were approximately $1.3 billion. The weighted-average interest rate for outstanding borrowings was approximately 3% for the six months ended June 30, 2020. As of June 30, 2020, the First Lien Revolver available unused commitment line was $482.7 million. At June 30, 2020, we had outstanding letters of credit in the amount of $7.3 million bearing interest at an annual rate of approximately 2%.

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

Critical Accounting Policies

As of June 30, 2020, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except for accounting for derivatives as disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the six months ended June 30, 2020, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

During the three and six months ended June 30, 2020, our revenues were negatively impacted by the effects of Covid-19 on the financial markets as a result of our market correlated revenues, which represented 72% of our total revenues for the three months ended June 30, 2020. Our market correlated revenues for subsequent periods could be impacted by any negative effects of Covid-19 on the financial markets. Additionally a portion of our non-market correlated revenues are derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist through some or all of the remaining reporting periods in 2020. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements in March and April 2020 to manage interest rate exposure in connection with our variable interest rate borrowings. As of June 30, 2020, we had total stated value borrowings outstanding under our Credit Facility of approximately $1.3 billion. At June 30, 2020, interest payments associated with $850 million of these borrowings was effectively converted to a fixed rate through the use of interest rate swaps and interest on the remaining borrowings remained subject to variable rates based on LIBOR. If LIBOR based interest rates were higher by 1.0% throughout the six months ended June 30, 2020, our interest expense would have increased by approximately $4.9 million.

Our outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate. LIBOR is expected to be replaced by an alternative in 2021. While we expect any such alternative to be a reasonable replacement for LIBOR, at this time we cannot predict the implications of the use of such a new benchmark on the interest rates we pay.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the Covid-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

During the three and six months ended June 30, 2020, our revenues have been negatively impacted by the effects of Covid-19 on the financial markets as a result of our market correlated revenues which represented 72% of our total revenues for the three months ended June 30, 2020. Our market correlated revenues for subsequent periods could be impacted by any negative effects of Covid-19 on the financial markets. Additionally, the cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and general slowdown of other entertainment activities will persist through some or all of the remaining reporting periods in 2020. See also Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the six months ended June 30, 2020, our acquisition activity was negatively impacted by the effects of Covid-19 as a result of targets focusing on management and client matters as well as potential uncertainties around valuations during periods of Covid-19 related market stress. We completed five business acquisitions during the six months ended June 30, 2020 compared to 21 business acquisitions during the six months ended June 30, 2019. The effect of Covid-19 will likely impact the timing and our ability to pursue and make future acquisitions for at least the remainder of 2020.

Additionally, we and our partner firms depend on a number of key vendors for various accounting, custody, brokerage and trading, software and technology systems and other operational needs. Although currently there has been no significant impact, the Covid-19 outbreak, and future pandemics, could negatively affect these systems and other services upon which we and our partner firms rely, and could otherwise disrupt the ability of our vendors to perform essential tasks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, we issued an aggregate of 282,347 shares of our Class A common stock and retired 263,276 shares of our Class B common stock and 35,000 incentive units in Focus LLC and acquired 282,347 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

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

FOCUS FINANCIAL PARTNERS INC.

Date: August 6, 2020	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)