Form 10-Q
period 2020-09-30
Focus Financial Partners Inc.
filed 2020-11-05
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 2, 2020, the registrant had 50,610,589 shares of Class A common stock and 20,895,381 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2019	2020
ASSETS
Cash and cash equivalents	$65,178	$42,655
Accounts receivable less allowances of $684 at 2019 and $1,375 at 2020	129,337	157,071
Prepaid expenses and other assets	58,581	62,987
Fixed assets—net	41,634	45,322
Operating lease assets	180,114	236,822
Debt financing costs—net	9,645	7,623
Deferred tax assets—net	75,453	103,456
Goodwill	1,090,231	1,125,604
Other intangible assets—net	1,003,456	947,727
TOTAL ASSETS	$2,653,629	$2,729,267
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$8,077	$8,563
Accrued expenses	41,442	61,580
Due to affiliates	58,600	46,753
Deferred revenue	7,839	10,958
Other liabilities	215,878	167,725
Operating lease liabilities	196,425	256,903
Borrowings under credit facilities (stated value of $1,279,188 and $1,260,514 at December 31, 2019 and September 30, 2020, respectively)	1,272,999	1,259,975
Tax receivable agreements obligations	48,399	78,124
TOTAL LIABILITIES	1,849,659	1,890,581
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 47,421,315 and 50,594,372 shares issued and outstanding at December 31, 2019 and September 30, 2020, respectively	474	506
Class B common stock, par value $0.01, 500,000,000 shares authorized; 22,075,749 and 20,895,381 shares issued and outstanding at December 31, 2019 and September 30, 2020, respectively	221	209
Additional paid-in capital	498,186	536,619
Retained earnings (deficit)	(13,462)	10,985
Accumulated other comprehensive loss	(1,299)	(7,311)
Total shareholders' equity	484,120	541,008
Non-controlling interest	319,850	297,678
Total equity	803,970	838,686
TOTAL LIABILITIES AND EQUITY	$2,653,629	$2,729,267

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
REVENUES:
Wealth management fees	$299,348	$311,805	$825,728	$925,527
Other	17,293	19,678	52,382	56,119
Total revenues	316,641	331,483	878,110	981,646
OPERATING EXPENSES:
Compensation and related expenses	111,829	114,702	318,808	346,460
Management fees	81,112	86,414	217,370	247,094
Selling, general and administrative	58,665	57,437	170,658	172,784
Management contract buyout	—	—	1,428	—
Intangible amortization	34,898	37,024	94,860	108,759
Non-cash changes in fair value of estimated contingent consideration	14,435	14,280	25,696	(621)
Depreciation and other amortization	2,797	3,120	7,535	9,131
Total operating expenses	303,736	312,977	836,355	883,607
INCOME FROM OPERATIONS	12,905	18,506	41,755	98,039
OTHER INCOME (EXPENSE):
Interest income	291	61	827	412
Interest expense	(15,852)	(8,903)	(43,135)	(32,546)
Amortization of debt financing costs	(919)	(709)	(2,483)	(2,200)
Loss on extinguishment of borrowings	—	—	—	(6,094)
Other income (expense)—net	9	(657)	(695)	25
Income from equity method investments	53	51	696	167
Total other expense—net	(16,418)	(10,157)	(44,790)	(40,236)
INCOME (LOSS) BEFORE INCOME TAX	(3,513)	8,349	(3,035)	57,803
INCOME TAX EXPENSE (BENEFIT)	(3,905)	4,405	(3,701)	16,512
NET INCOME	392	3,944	666	41,291
Non-controlling interest	881	(2,302)	(1,539)	(16,844)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,273	$1,642	$(873)	$24,447
Income (loss) per share of Class A common stock:
Basic	$0.03	$0.03	$(0.02)	$0.51
Diluted	$0.03	$0.03	$(0.02)	$0.51
Weighted average shares of Class A common stock outstanding:
Basic	47,044,507	48,683,580	46,653,820	47,991,831
Diluted	47,058,613	48,810,328	46,653,820	48,040,014

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income (loss)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
Net income	$392	$3,944	$666	$41,291
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,464)	3,103	(2,797)	316
Unrealized loss on interest rate swap designated as a cash flow hedge	—	(981)	—	(9,308)
Comprehensive income (loss)	(2,072)	6,066	(2,131)	32,299
Less: Comprehensive (income) loss attributable to noncontrolling interest	1,769	(3,219)	(494)	(13,864)
Comprehensive income (loss) attributable to common shareholders	$(303)	$2,847	$(2,625)	$18,435

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the nine months ended
	September 30,
	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$666	$41,291
Adjustments to reconcile net income to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	94,860	108,759
Depreciation and other amortization	7,535	9,131
Amortization of debt financing costs	2,483	2,200
Non-cash equity compensation expense	13,375	15,588
Non-cash changes in fair value of estimated contingent consideration	25,696	(621)
Income from equity method investments	(696)	(167)
Distributions received from equity method investments	668	145
Deferred taxes and other non-cash items	117	4,148
Loss on extinguishment of borrowings	—	6,094
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(30,367)	(25,716)
Prepaid expenses and other assets	(4,820)	(4,168)
Accounts payable	1,240	110
Accrued expenses	39,968	20,294
Due to affiliates	365	(11,749)
Other liabilities	(21,964)	(28,761)
Deferred revenue	794	1,889
Net cash provided by operating activities	129,920	138,467
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(494,336)	(69,467)
Purchase of fixed assets	(20,758)	(12,691)
Net cash used in investing activities	(515,094)	(82,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	939,125	305,000
Repayments of borrowings under credit facilities	(496,906)	(323,674)
Contingent consideration paid	(20,514)	(45,069)
Payments of debt financing costs	(3,743)	(634)
Proceeds from exercise of stock options	796	1,559
Payments on finance lease obligations	(138)	(109)
Distributions for unitholders	(15,225)	(15,765)
Net cash provided by (used in) financing activities	403,395	(78,692)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(171)	(140)
CHANGE IN CASH AND CASH EQUIVALENTS	18,050	(22,523)
CASH AND CASH EQUIVALENTS:
Beginning of period	33,213	65,178
End of period	$51,263	$42,655

See Note 13 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in shareholders’ equity

Three months ended September 30, 2019 and 2020

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional	Retained	Other	Total
	Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity	Interest	Total Equity
Balance at July 1, 2019	47,116,817	$471	22,308,446	$223	$489,566	$(2,736)	$(2,000)	$485,524	$330,331	$815,855
Net income	—	—	—	—		1,273	—	1,273	(881)	392
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	109,781	1	(109,781)	(1)	2,252	—	—	2,252	—	2,252
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	40,900	—	—	—	838	—	—	838	—	838
Forfeiture of unvested Class A common stock	(11,591)				(382)			(382)		(382)
Change in non-controlling interest allocation	—	—	—	—	9,263	—	—	9,263	(12,984)	(3,721)
Non-cash equity compensation expenses	—	—	—	—	903		—	903	—	903
Currency translation adjustment-net of tax	—	—	—	—	—	—	(1,576)	(1,576)	(888)	(2,464)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(99)		—	(99)		(99)
Balance at September 30, 2019	47,255,907	$472	22,198,665	$222	$502,341	$(1,463)	$(3,576)	$497,996	$315,578	$813,574

Balance at July 1, 2020	48,091,707	$481	21,496,103	$215	$503,209	$9,343	$(8,516)	$504,732	$326,478	$831,210
Net income	—	—	—	—	—	1,642	—	1,642	2,302	3,944
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	600,722	6	(600,722)	(6)	20,370	—	—	20,370	—	20,370
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	1,858,136	19	—	—	62,991	—	—	63,010	—	63,010
Forfeiture of unvested Class A common stock	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	43,807	—	—	—	1,392	—	—	1,392	—	1,392
Change in non-controlling interest allocation	—	—	—	—	(53,865)	—	—	(53,865)	(32,019)	(85,884)
Non-cash equity compensation expenses	—	—	—	—	1,207	—	—	1,207	—	1,207
Currency translation adjustment-net of tax	—	—	—	—	—	—	1,823	1,823	1,280	3,103
Unrealized loss on interest rate swaps designated as a cash flow hedges-net of tax	—	—	—	—	—	—	(618)	(618)	(363)	(981)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	1,315	—	—	1,315	—	1,315
Balance at September 30, 2020	50,594,372	$506	20,895,381	$209	$536,619	$10,985	$(7,311)	$541,008	$297,678	$838,686

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in shareholders’ equity

Nine months ended September 30, 2019 and 2020

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional	Retained	Other	Total
	Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity	Interest	Total Equity
Balance at January 1, 2019	46,265,903	$462	22,823,272	$228	$471,386	$(590)	$(1,824)	$469,662	$342,858	$812,520
Net loss	—	—	—	—	—	(873)	—	(873)	1,539	666
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	624,607	7	(624,607)	(6)	18,823	—	—	18,824	—	18,824
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	353,771	3	—	—	10,810	—	—	10,813	—	10,813
Forfeiture of unvested Class A common stock	(12,500)	—	—	—	(412)	—	—	(412)	—	(412)
Exercise of stock options	24,126	—	—	—	796	—	—	796	—	796
Change in non-controlling interest allocation	—	—	—	—	(1,769)	—	—	(1,769)	(27,774)	(29,543)
Non-cash equity compensation expenses	—	—	—	—	2,556	—	—	2,556	—	2,556
Currency translation adjustment-net of tax	—	—	—	—	—	—	(1,752)	(1,752)	(1,045)	(2,797)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	151	—	—	151	—	151
Balance at September 30, 2019	47,255,907	$472	22,198,665	$222	$502,341	$(1,463)	$(3,576)	$497,996	$315,578	$813,574

Balance at January 1, 2020	47,421,315	$474	22,075,749	$221	$498,186	$(13,462)	$(1,299)	$484,120	$319,850	$803,970
Net income	—	—	—	—	—	24,447	—	24,447	16,844	41,291
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	1,180,368	12	(1,180,368)	(12)	33,736	—	—	33,736	—	33,736
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	1,943,838	20	—	—	64,793	—	—	64,813	—	64,813
Forfeiture of unvested Class A common stock	(834)	—	—	—	(27)	—	—	(27)	—	(27)
Exercise of stock options	49,685	—	—	—	1,559	—	—	1,559	—	1,559
Change in non-controlling interest allocation	—	—	—	—	(65,993)	—	—	(65,993)	(36,036)	(102,029)
Non-cash equity compensation expenses	—	—	—	—	3,397	—	—	3,397	—	3,397
Currency translation adjustment-net of tax	—	—	—	—	—	—	13	13	303	316
Unrealized loss on interest rate swaps designated as a cash flow hedges-net of tax	—	—	—	—	—	—	(6,025)	(6,025)	(3,283)	(9,308)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	968	—	—	968	—	968
Balance at September 30, 2020	50,594,372	$506	20,895,381	$209	$536,619	$10,985	$(7,311)	$541,008	$297,678	$838,686

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements

(In thousands, except unit data, share and per share amounts)

1. GENERAL

Organization and Business— Focus Financial Partners Inc. (the “Company”) was formed as a Delaware corporation on July 29, 2015 for the sole purpose of completing the initial public offering (“IPO”) and reorganization transactions (“Reorganization Transactions”) in order to carry on the business of Focus Financial Partners, LLC (“Focus LLC’) and its subsidiaries. On July 30, 2018, the Company became the managing member of Focus LLC and operates and controls the businesses and affairs of Focus LLC and its subsidiaries.

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Domestic revenue	$302,572	$313,956	$844,784	$933,420
International revenue	14,069	17,527	33,326	48,226
Total revenue	$316,641	$331,483	$878,110	$981,646

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

In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London InterBank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

adoption of ASU No. 2020-04 did not have a material impact on the Company’s consolidated financial statements; however, the Company will continue to evaluate the impacts, if any, of the provisions of ASU No. 2020-04 on the Company’s debt and hedging arrangements through December 31, 2022.

3. NON-CONTROLLING INTEREST AND INCOME (LOSS) PER SHARE

The calculation of controlling and non-controlling interest is as follows as of September 30, 2019 and 2020:

	2019	2020
Focus LLC common units held by continuing owners	22,198,665	20,895,381
Common unit equivalents of outstanding vested and unvested incentive units held by continuing owners (1)	4,006,594	4,860,295
Total common units and common unit equivalents attributable to non-controlling interest	26,205,259	25,755,676
Total common units and common unit equivalents of incentive units outstanding	73,461,166	76,350,048
Non-controlling interest allocation	35.7%	33.7%
Company’s interest in Focus LLC	64.3%	66.3%
(1)	Focus LLC common units issuable upon conversion of 17,748,891 and 16,658,578 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of September 30, 2019 and 2020, respectively, was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

The below table contains a reconciliation of net income to net income (loss) attributable to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Net income	$392	$3,944	$666	$41,291
Non-controlling interest	881	(2,302)	(1,539)	(16,844)
Net income (loss) attributable to common shareholders	$1,273	$1,642	$(873)	$24,447

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The calculation of basic and diluted income (loss) per share is described below:

Basic income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Basic income (loss) per share:
Net income (loss) attributable to common shareholders	$1,273	$1,642	$(873)	$24,447
Weighted average shares of Class A common stock outstanding	47,044,507	48,683,580	46,653,820	47,991,831
Basic income (loss) per share	$0.03	$0.03	$(0.02)	$0.51

Diluted income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods plus the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options, unvested Class A common stock, restricted stock units and Focus LLC common and incentive units as calculated using the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Diluted income (loss) per share:
Net income (loss) attributable to common shareholders	$1,273	$1,642	$(873)	$24,447
Add: Dilutive effect of non-controlling interests related to Focus LLC common and incentive units	—	—	—	—
Total	1,273	1,642	(873)	24,447

Weighted average shares of Class A common stock outstanding	47,044,507	48,683,580	46,653,820	47,991,831
Effect of dilutive stock options	—	60,974	—	21,728
Effect of dilutive unvested Class A common stock and restricted stock units	14,106	65,774	—	26,455
Effect of dilutive non-controlling interests related to Focus LLC common and incentive units	—	—	—	—
Total	47,058,613	48,810,328	46,653,820	48,040,014
Diluted income (loss) per share	$0.03	$0.03	$(0.02)	$0.51

Diluted loss per share for the nine months ended September 30, 2019 excludes incremental shares of 15,773 related to unvested Class A common stock since the effect would be antidilutive. Diluted income (loss) per share for the three and nine months ended September 30, 2019 and 2020 excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the Company’s IPO if the volume weighted average per share

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

price for any ninety-calendar day period within such five-year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at September 30, 2019 and 2020.

Focus LLC common and incentive units may be exchanged for the Company’s Class A common stock, subject to certain limitations (see Note 9). In computing the dilutive effect, if any, that the exchange would have on net income (loss) per share, net income (loss) attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the three and nine months ended September 30, 2019 and 2020, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

4. ACQUISITIONS

Business Acquisitions

Business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations.

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the nine months ended September 30, 2020 is as follows:

Number of business acquisitions closed	7
Consideration:
Cash due at closing	$68,726
Working capital adjustments	(174)
Fair market value of estimated contingent consideration	8,963
Total consideration	$77,515
Allocation of purchase price:
Total tangible assets	$8,001
Total liabilities assumed	(15,600)
Customer relationships	48,450
Management contracts	1,564
Goodwill	34,897
Other acquired intangibles	203
Total allocated consideration	$77,515

Management believes approximately $47,931 of tax goodwill and intangibles related to business acquisitions completed during the nine months ended September 30, 2020 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020 includes revenue and income from operations for the two business acquisitions that are new subsidiary partner firms from the dates they were acquired of $6,996 and $1,053, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Asset Acquisitions

The Company also separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805, Business Combinations. There were three asset acquisitions during the nine months ended September 30, 2020. Total purchase consideration for asset acquisitions during the nine months ended September 30, 2020 was $750 in cash plus contingent consideration, the amount of which will be determined when the outcome is determinable.

The weighted-average useful lives of intangible assets acquired during the nine months ended September 30, 2020 through business acquisitions and asset acquisitions are as follows:

Number of years
Management contracts	16
Customer relationships	8
Other acquired intangibles	5
Weighted-average useful life of all intangibles acquired	9

From October 1, 2020 to November 5, 2020, the Company completed 4 business acquisition for cash of $51,447, plus contingent consideration.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2019 and the nine months ended September 30, 2020:

	December 31,	September 30,
	2019	2020
Balance beginning of period:
Goodwill	$883,119	$1,112,855
Cumulative impairment losses	(22,624)	(22,624)
	860,495	1,090,231
Goodwill acquired	229,799	34,897
Other	(63)	476
	229,736	35,373
Balance end of period:
Goodwill	1,112,855	1,148,228
Cumulative impairment losses	(22,624)	(22,624)
	$1,090,231	$1,125,604

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table summarizes the amortizing acquired intangible assets at December 31, 2019:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,362,104	$(471,361)	$890,743
Management contracts	150,464	(39,888)	110,576
Other acquired intangibles	5,157	(3,020)	2,137
Total	$1,517,725	$(514,269)	$1,003,456

The following table summarizes the amortizing acquired intangible assets at September 30, 2020:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,413,086	(573,433)	839,653
Management contracts	152,006	(45,785)	106,221
Other acquired intangibles	5,488	(3,635)	1,853
Total	$1,570,580	$(622,853)	$947,727

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

First Lien Term Loan

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2019 and September 30, 2020 are as follows:

	December 31, 2019		September 30, 2020
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan	$1,139,188	$1,146,307	$1,130,514	$1,095,185

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Derivatives

At September 30, 2020, the fair value of the Company’s $850,000 notional amount interest rate swap agreements was $(11,337). The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

Business acquisitions

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2019 and the nine months ended September 30, 2020:

Balance at January 1, 2019	$98,905
Additions to estimated contingent consideration	82,781
Payments of contingent consideration	(36,862)
Non-cash changes in fair value of estimated contingent consideration	38,797
Other	(53)
Balance at December 31, 2019	$183,568
Additions to estimated contingent consideration	8,963
Payments of contingent consideration	(73,588)
Non-cash changes in fair value of estimated contingent consideration	(621)
Other	(219)
Balance at September 30, 2020	$118,103

Estimated contingent consideration is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

During the year ended December 31, 2019, the Company paid $36,862 in cash as contingent consideration associated with business acquisitions. During the nine months ended September 30, 2020, the Company paid $73,588 in cash as contingent consideration associated with business acquisitions. In addition, the Company also paid $2,537 and $1,961 of contingent consideration for the nine months ended September 30, 2019 and 2020, respectively, associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the unaudited condensed consolidated statement of cash flows.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2019 and September 30, 2020 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2019	Techniques	Inputs	Ranges
$183,568	Monte Carlo Simulation Model	Forecasted growth rates	(10.7)% - 51.1%
		Discount rates	11.0% - 17.0%

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
September 30, 2020	Techniques	Inputs	Ranges
$118,103	Monte Carlo Simulation Model	Forecasted growth rates	(29.5)% - 57.5%
		Discount rates	6.4% - 18.0%

7. CREDIT FACILITY

As of September 30, 2020, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $1,153,000 first lien term loan (the “First Lien Term Loan”) and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At September 30, 2020, Focus LLC's First Lien Leverage Ratio was 3.67:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $332,317 at September 30, 2020. Focus LLC is also subject on an annual basis to

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2019. Based on the excess cash flow calculation for the year ended December 31, 2019, no contingent principal payments are required to be made in 2020.

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

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2019 and September 30, 2020:

	December 31,	September 30,
	2019	2020
First Lien Term Loan	$1,139,188	$1,130,514
First Lien Revolver	140,000	130,000
Unamortized debt financing costs	(5,389)	(539)
Unamortized discount	(800)	—
Total	$1,272,999	$1,259,975

At December 31, 2019 and September 30, 2020, unamortized debt financing costs associated with the First Lien Revolver of $9,645 and $7,623, respectively, were recorded in debt financing costs-net in the condensed consolidated balance sheets.

Weighted-average interest rates for outstanding borrowings were approximately 5% for the year ended December 31, 2019 and approximately 3% for the nine months ended September 30, 2020.

As of December 31, 2019 and September 30, 2020, the First Lien Revolver available unused commitment line was $502,962 and $512,266, respectively.

As of December 31, 2019 and September 30, 2020, Focus LLC was contingently obligated for letters of credit in the amount of $7,038 and $7,734, respectively, each bearing interest at an annual rate of approximately 2%.

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

At September 30, 2020, the fair value of the interest rate swaps was $(11,337), which is included in other liabilities in the accompanying unaudited condensed consolidated balance sheet. The interest rate swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive loss, net of tax of $2,029.

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

In September 2020, the Company issued an aggregate of 2,458,858 shares of Class A common stock and retired 600,722 shares of Class B common stock and 2,706,350 incentive units in Focus LLC and acquired 2,458,858 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

Stock Options, Unvested Class A Common Stock and Restricted Stock Units

The following table provides information relating to the changes in the Company’s stock options during the nine months ended September 30, 2020:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding—January 1, 2020	1,832,966	$30.42
Granted	—	—
Exercised	(49,685)	31.40
Forfeited	(21,817)	29.27
Outstanding—September 30, 2020	1,761,464	30.40
Vested—September 30, 2020	669,441	32.06

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the changes in the Company’s unvested Class A common stock during the nine months ended September 30, 2020:

		Weighted
		Average
	Unvested Class A	Grant Date
	Common Stock	Fair Value
Outstanding—January 1, 2020	53,293	$33.00
Forfeited	(834)	33.00
Vested	—	—
Outstanding—September 30, 2020	52,459	33.00

The following table provides information relating to the changes in the Company’s restricted stock units during the nine months ended September 30, 2020:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2020	98,061	$27.90
Granted	—	—
Forfeited	(7,707)	27.90
Vested	—	—
Outstanding—September 30, 2020	90,354	27.90

The Company recognized $1,011 and $3,071 of non-cash equity compensation expense in relation to the stock options and unvested Class A common stock during the three and nine months ended September 30, 2019, respectively.

The Company recognized $1,380 and $3,910 of non-cash equity compensation expense in relation to the stock options, unvested Class A common stock and restricted stock units during the three and nine months ended September 30, 2020, respectively.

Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC incentive units during the nine months ended September 30, 2020:

		Weighted Average
	Incentive Units	Hurdle Price
Outstanding—January 1, 2020	19,754,450	$21.59
Granted	30,000	30.48
Exchanged	(2,904,221)	11.80
Forfeited	(221,651)	24.67
Outstanding—September 30, 2020	16,658,578	23.28
Vested—September 30, 2020	7,334,000	16.81

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at September 30, 2020 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	1,323,708	1,323,708
11.00	841,706	841,706
12.00	520,000	520,000
13.00	579,213	579,213
14.00	17,848	17,848
16.00	48,054	48,054
17.00	22,500	22,500
19.00	635,964	635,964
21.00	3,608,442	2,108,442
22.00	1,112,903	518,696
23.00	524,828	262,414
26.26	25,000	—
27.00	29,484	14,742
27.90	2,051,131	—
28.50	1,585,111	388,027
30.48	30,000	—
33.00	3,670,000	40,000
36.64	30,000	10,000
	16,658,578	7,334,000

The Company recorded $3,265 and $10,304 of non-cash equity compensation expense for incentive units during the three and nine months ended September 30, 2019, respectively.

The Company recorded $3,926 and $11,678 of non-cash equity compensation expense for incentive units during the three and nine months ended September 30, 2020, respectively.

10. INCOME TAXES

The estimated annual effective tax rate for the nine months ended September 30, 2020 was 25.8% as compared to (141.7)% for the year ended December 31, 2019. The increase in the estimated annual effective tax rate is primarily attributable to expected full year income before income taxes for the year ending December 31, 2020 as compared to the loss before income taxes for the year ended December 31, 2019. For the nine months ended September 30, 2020, we recorded a discrete income tax expense of $1,599 primarily related to newly issued regulations relating to the limitation on the deduction of business interest expense. Income tax expense for the nine months ended September 30, 2020 is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net income (loss) attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

During the nine months ended September 30, 2020, there were no changes to the Company’s uncertain tax positions.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

11. TAX RECEIVABLE AGREEMENTS

In connection with the Reorganization Transactions and the closing of the IPO, the Company entered into two Tax Receivable Agreements (“TRAs”): one with certain entities affiliated with the Company’s private equity investors and the other with certain other continuing and former owners of Focus LLC. In March 2020 Focus Inc. entered into an additional Tax Receivable Agreement for TRA holders that join Focus LLC as members after the closing of the IPO (the parties to the three agreements, collectively, the “TRA holders”). New Focus LLC owners in the future may also become party to this additional Tax Receivable Agreement. The agreements generally provide for the payment by the Company to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in connection with the Reorganization Transactions and in periods after the IPO or after entering into the Tax Receivable Agreement, as applicable, as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. The Company will retain the benefit of the remaining 15% of these cash savings.

As of September 30, 2020, the Company had recorded a liability of $78,124 relating to the TRA obligations. Future payments under the TRAs in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded.

12. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2019 and September 30, 2020, the Company had recorded no liabilities in connection with this right.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2019 and September 30, 2020, a significant portion of cash and cash equivalents were held at a single institution.

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

Management believes that the likelihood of any material liability arising under these indemnification provisions is remote. Management cannot estimate any potential maximum exposure due to both the remoteness of any potential claims and the fact that items that would be included within any such calculated claim would be beyond the control of the Company. Consequently, no liability has been recorded in the unaudited condensed consolidated balance sheets.

13. CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2019	2020
Supplemental disclosures of cash flow information—cash paid for:
Interest	$41,782	$32,109
Income taxes	$5,011	$13,036
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$70,209	$8,963
Net tangible liabilities acquired in connection with business acquisitions	$(2,636)	$(7,599)
Discount on proceeds from Credit Facility	$875	$—
Operating lease assets	$167,866	$236,822
Operating lease liabilities	$183,491	$256,903

14. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three and nine months ended September 30, 2019, the Company recognized expenses of $498 and $1,568, respectively, related to these reimbursements. During the three and nine months ended September 30, 2020, the Company recognized expenses of $267 and $719, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

At September 30, 2020, affiliates of certain holders of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 and 2020.

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

Since 2006, when we began revenue-generating and acquisition activities, we have created a partnership of over 60 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues in excess of $1.2 billion for the year ended December 31, 2019 and $981.6 million for the nine months ended September 30, 2020. For the year ended December 31, 2019 and the nine months ended September 30, 2020, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into Australia, Canada and the United Kingdom.

Sources of Revenue

Our partner firms provide comprehensive wealth management services through a largely recurring, fee-based model. We derive a substantial majority of our revenue from wealth management fees, which are comprised of fees earned from wealth management services, including investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. Fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. In certain cases, such wealth management fees may be subject to minimum fee levels depending on the services performed. We also generate other revenues, which primarily include recordkeeping and administration service fees, commissions and distribution fees and outsourced services. The following table summarizes our sources of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2020		2019		2020
		% of Total		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$299,348	94.5%	$311,805	94.1%	$825,728	94.0%	$925,527	94.3%
Other	17,293	5.5%	19,678	5.9%	52,382	6.0%	56,119	5.7%
Total revenues	$316,641	100.0%	$331,483	100.0%	$878,110	100.0%	$981,646	100.0%

During the three and nine months ended September 30, 2020, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices and customer lists by our existing partner firms. During the three and nine months ended September 30, 2020, we completed the acquisition of zero and two partner firms, respectively. During the nine months ended September 30, 2020, the new partner firms were Nexus Investment Management and MEDIQ Financial Services. During the three and nine months ended September 30, 2020, our partner firms completed three and eight acquisitions, respectively, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification (“ASC”) Topic 805: Business Combinations and asset acquisitions.

See Note 4 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

For the nine months ended September 30, 2020, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Additionally, we estimate that approximately 26% of our revenues for the three months ended September 30, 2020 were not directly correlated to the financial markets. Of the 74% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three months ended September 30, 2020, we estimate that approximately 69% of such revenues were generated from advance billings. We estimate that approximately 27% of our revenues for the nine months ended September 30, 2020 were not directly correlated to the financial markets. Of the 73% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the nine months ended September 30, 2020, we estimate that approximately 69% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 69% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

During the three and nine months ended September 30, 2020, our revenues were negatively impacted by the effects of Covid-19 on the financial markets as a result of our market correlated revenues, which represented 74% of our total revenues for the three months ended September 30, 2020. Our market correlated revenues for subsequent periods could be impacted by any negative effects of Covid-19 on the financial markets. Additionally, a portion of our non-market correlated revenues are derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist through the remaining reporting period in 2020. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

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

Business Acquisitions

We completed seven business acquisitions during the nine months ended September 30, 2020, consisting of both new partner firms and acquisitions by partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

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

The following table summarizes our business acquisitions for the nine months ended September 30, 2020 (dollars in thousands):

Number of business acquisitions closed	7
Consideration:
Cash due at closing	$68,726
Working capital adjustments	(174)
Fair market value of estimated contingent consideration	8,963
Total consideration	$77,515

During the nine months ended September 30, 2020, our acquisitions have been paid for with a combination of cash flow from operations and proceeds from borrowings under the Credit Facility.

During the nine months ended September 30, 2020, our acquisition activity was negatively impacted by the effects of Covid-19 as a result of targets focusing on management and client matters as well as potential uncertainties around valuations during periods of Covid-19 related market stress. We completed seven business acquisitions during the nine months ended September 30, 2020 compared to 28 business acquisitions during the nine months ended

September 30, 2019. The effects of Covid-19 may impact the timing and our ability to pursue and make future acquisitions.

Recent Developments

From October 1, 2020 to the date of this Quarterly Report, we completed four business acquisitions (accounted for in accordance with ASC Topic 805: Business Combinations) consisting of both new partner firms and acquisitions by our partner firms. The Acquired Base Earnings associated with the acquisition of the new partner firms during this period was approximately $5.7 million. Furthermore, we have signed definitive purchase agreements to acquire two additional partner firms with combined associated Acquired Base Earnings of approximately $10.6 million. These pending transactions are generally on terms and in a structure consistent with past transactions, and the closings are subject to customary closing conditions. Among other risks and uncertainties, there can be no guarantee that these pending acquisitions will be completed. For additional information regarding Acquired Base Earnings, please see “—How We Evaluate Our Business.”

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three and nine months ended September 30, 2019 and 2020 include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$316,641	$331,483	$878,110	$981,646
Revenue growth (1) from prior period	34.3%	4.7%	32.4%	11.8%
Organic revenue growth (2) from prior period	22.4%	2.4%	13.8%	7.2%
Management Fees Metrics (operating expense):
Management fees	$81,112	$86,414	$217,370	$247,094
Management fees growth (3) from prior period	29.8%	6.5%	28.4%	13.7%
Organic management fees growth (4) from prior period	14.9%	3.1%	9.0%	7.4%
Net Income (Loss) Metrics:
Net income	$392	$3,944	$666	$41,291
Net income growth from prior period	*	*	*	*
Income (loss) per share of Class A common stock:
Basic	$0.03	$0.03	$(0.02)	$0.51
Diluted	$0.03	$0.03	$(0.02)	$0.51
Income (loss) per share of Class A common stock growth from prior period:
Basic	*	—%	*	*
Diluted	*	—%	*	*
Adjusted EBITDA Metrics:
Adjusted EBITDA (6)	$69,364	$78,287	$186,831	$231,063
Adjusted EBITDA growth (6) from prior period	30.7%	12.9%	25.2%	23.7%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)(6)	$37,241	$47,938	$99,494	$138,571
Adjusted Net Income Excluding Tax Adjustments growth (5)(6) from prior period	32.6%	28.7%	38.0%	39.3%
Tax Adjustments
Tax Adjustments (5)(6)(7)	$8,407	$9,288	$23,100	$27,398
Tax Adjustments growth from prior period (5)(6)(7)	39.2%	10.5%	39.8%	18.6%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)(6)	$0.51	$0.63	$1.36	$1.82
Tax Adjustments Per Share (5)(6)(7)	$0.11	$0.12	$0.31	$0.36
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5)(6) from prior period	34.2%	23.5%	37.4%	33.8%
Tax Adjustments Per Share growth from prior period (5)(6)(7)	37.5%	9.1%	34.8%	16.1%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (6)	73,371,137	76,331,572	73,340,592	76,230,495
Other Metrics:
Net Leverage Ratio (8) at period end	4.27x	3.67x	4.27x	3.67x
Acquired Base Earnings (9)	$16,500	$—	$35,138	$4,235
Number of partner firms at period end (10)	63	65	63	65

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.
(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	In disclosures, including filings with the SEC, made prior to the quarter ended September 30, 2020, “Adjusted Net Income Excluding Tax Adjustments” and “Tax Adjustments” were presented together as “Adjusted Net Income.” Additionally, “Adjusted Net Income Excluding Tax Adjustments Per Share” and “Tax Adjustments Per Share” were presented together as “Adjusted Net Income Per Share.”
(6)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(7)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of September 30, 2020, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $36,743.
(8)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).

(9)	The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our retained cumulative preferred position in Base Earnings. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.
(10)	Represents the number of partner firms on the last day of the period presented. The number includes new partner firms acquired during the period reduced by any partner firms that merged with existing partner firms prior to the last day of the period.

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

Set forth below is a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020

	(in thousands)
Net income	$392	$3,944	$666	$41,291
Interest income	(291)	(61)	(827)	(412)
Interest expense	15,852	8,903	43,135	32,546
Income tax expense (benefit)	(3,905)	4,405	(3,701)	16,512
Amortization of debt financing costs	919	709	2,483	2,200
Intangible amortization	34,898	37,024	94,860	108,759
Depreciation and other amortization	2,797	3,120	7,535	9,131
Non‑cash equity compensation expense	4,276	5,306	13,375	15,588
Non‑cash changes in fair value of estimated contingent consideration	14,435	14,280	25,696	(621)
Loss on extinguishment of borrowings	—	—	—	6,094
Other expense (income), net	(9)	657	695	(25)
Management contract buyout	—	—	1,428	—
Other one‑time transaction expenses	—	—	1,486	—
Adjusted EBITDA	$69,364	$78,287	$186,831	$231,063

Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share

We analyze our performance using Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share. Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are non-GAAP measures. We define Adjusted Net Income Excluding Tax Adjustments as net income (loss) excluding income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings, management contract buyout, if any, and other one-time transaction expenses. The calculation of Adjusted Net Income Excluding Tax Adjustments also includes adjustments to reflect a pro forma 27% income tax rate reflecting the estimated U.S. Federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.

Adjusted Net Income Excluding Tax Adjustments Per Share is calculated by dividing Adjusted Net Income Excluding Tax Adjustments by the Adjusted Shares Outstanding. Adjusted Shares Outstanding includes: (i) the weighted average shares of Class A common stock outstanding during the periods, (ii) the weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock and restricted stock units, if any, outstanding during the periods, (iii) the weighted average number of Focus LLC common units outstanding during the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock) and (iv) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the periods based on the closing price of our Class A common stock on the last trading day of the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

We believe that Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share, viewed in addition to and not in lieu of, our reported GAAP results, provide additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

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

Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share do not purport to be an alternative to net income (loss) or cash flows from operating activities. The terms Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are not defined under GAAP, and Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are not a measure of net income (loss), operating income or any other performance or liquidity measure derived in accordance with GAAP. Therefore, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share do not reflect all cash expenditures, future requirements for capital expenditures or contractual commitments;
●	Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share do not reflect changes in, or cash requirements for, working capital needs; and
●	Other companies in the financial services industry may calculate Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share differently than we do, limiting its usefulness as a comparative measure.

In addition, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share can differ significantly from company to company depending on strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for these limitations by relying also on the GAAP results and use Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share as supplemental information.

Tax Adjustments and Tax Adjustments Per Share

Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis.

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share for the three and nine months ended September 30, 2019 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020

	(dollars in thousands, except per share data)
Net income	$392	$3,944	$666	$41,291
Income tax expense (benefit)	(3,905)	4,405	(3,701)	16,512
Amortization of debt financing costs	919	709	2,483	2,200
Intangible amortization	34,898	37,024	94,860	108,759
Non‑cash equity compensation expense	4,276	5,306	13,375	15,588
Non‑cash changes in fair value of estimated contingent consideration	14,435	14,280	25,696	(621)
Loss on extinguishment of borrowings	—	—	—	6,094
Management contract buyout	—	—	1,428	—
Other one‑time transaction expenses (1)	—	—	1,486	—
Subtotal	51,015	65,668	136,293	189,823
Pro forma income tax expense (27%) (2)	(13,774)	(17,730)	(36,799)	(51,252)
Adjusted Net Income Excluding Tax Adjustments	$37,241	$47,938	$99,494	$138,571
Tax Adjustments (3)	$8,407	$9,288	$23,100	$27,398
Adjusted Net Income Excluding Tax Adjustments Per Share	$0.51	$0.63	$1.36	$1.82
Tax Adjustments Per Share (3)	$0.11	$0.12	$0.31	$0.36
Adjusted Shares Outstanding	73,371,137	76,331,572	73,340,592	76,230,495

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (4)	47,044,507	48,683,580	46,653,820	47,991,831
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options and unvested Class A common stock and restricted stock units (5)	14,106	126,748	15,773	48,183
Weighted average Focus LLC common units outstanding (6)	22,275,034	21,345,923	22,513,950	21,678,326
Weighted average common unit equivalent of Focus LLC incentive units outstanding (7)	4,037,490	6,175,321	4,157,049	6,512,155
Adjusted Shares Outstanding	73,371,137	76,331,572	73,340,592	76,230,495
(1)	During the nine months ended September 30, 2019 relates to (a) Loring Ward severance cash compensation of $280, which was recorded in compensation and related expenses and (b) transaction expenses of $1,206 associated with the acquisition of Loring Ward, which were recorded in selling, general and administrative expenses.

(2)	The pro forma income tax rate of 27% reflects the estimated U.S. Federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.
(3)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of September 30, 2020, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $36,743.
(4)	Represents our GAAP weighted average Class A common stock outstanding—basic.
(5)	The incremental shares for the nine months ended September 30, 2019 related to unvested Class A common stock as calculated using the treasury stock method were not included in the calculation of the GAAP weighted average shares of Class A common stock—diluted for the nine months ended September 30, 2019 as the result would have been antidilutive.
(6)	Assumes that 100% of the Focus LLC common units were exchanged for Class A common stock.
(7)	Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2020

The following discussion presents an analysis of our results of operations for the three months ended September 30, 2019 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	September 30,
	2019	2020	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$299,348	$311,805	$12,457	4.2%
Other	17,293	19,678	2,385	13.8%
Total revenues	316,641	331,483	14,842	4.7%
Operating expenses:
Compensation and related expenses	111,829	114,702	2,873	2.6%
Management fees	81,112	86,414	5,302	6.5%
Selling, general and administrative	58,665	57,437	(1,228)	(2.1)%
Intangible amortization	34,898	37,024	2,126	6.1%
Non‑cash changes in fair value of estimated contingent consideration	14,435	14,280	(155)	(1.1)%
Depreciation and other amortization	2,797	3,120	323	11.5%
Total operating expenses	303,736	312,977	9,241	3.0%
Income from operations	12,905	18,506	5,601	43.4%
Other income (expense):
Interest income	291	61	(230)	(79.0)%
Interest expense	(15,852)	(8,903)	6,949	43.8%
Amortization of debt financing costs	(919)	(709)	210	22.9%
Other income (expense)—net	9	(657)	(666)	*
Income from equity method investments	53	51	(2)	(3.8)%
Total other expense—net	(16,418)	(10,157)	6,261	38.1%
Income (loss) before income tax	(3,513)	8,349	11,862	*
Income tax expense (benefit)	(3,905)	4,405	8,310	*
Net income	$392	$3,944	$3,552	*
*	Not meaningful

Revenues

Wealth management fees increased $12.4 million, or 4.2%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. New partner firms added subsequent to the three months ended September 30, 2019 that are included in our results of operations for the three months ended September 30, 2020 include Nexus Investment Management and MEDIQ Financial Services. Additionally, our partner firms completed 12 acquisitions subsequent to the three months ended September 30, 2019. The new partner firms contributed approximately $2.8 million in revenue during the three months ended September 30, 2020. The balance of the increase of $9.6 million was due to the revenue growth at our existing partner firms associated with wealth management services, which includes partner firm-level acquisitions, as well as a full period of revenue recognized during the three months ended September 30, 2020 for a partner firm that was acquired during the three months ended September 30, 2019.

Other revenues increased $2.4 million, or 13.8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Other revenues from new partner firms was approximately $0.3 million. The balance of the increase of $2.1 million was due primarily to an increase in recordkeeping and administration fees from a partner firm-level acquisition.

Operating Expenses

Compensation and related expenses increased $2.9 million, or 2.6%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase related to new partner firms was approximately $0.2 million. Non-cash equity compensation increased $1.0 million primarily associated with incentive unit grants. The balance of the increase of $1.7 million was due primarily to an increase in salaries and related expense due to partner firm-level acquisitions.

Management fees increased $5.3 million, or 6.5%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. New partner firms added approximately $1.2 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $4.1 million was primarily due to a full period of earnings recognized during the three months ended September 30, 2020 for a partner firm acquired during the three months ended September 30, 2019.

Selling, general and administrative expenses decreased $1.2 million, or 2.1%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. New partner firms added approximately $0.5 million. The increase from new partner firms was offset by a decrease of $1.7 million due primarily to a decrease in travel and entertainment, business development and acquisition activity due to the impact of Covid-19 on our business.

Intangible amortization increased $2.1 million, or 6.1%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase related to new partner firms was approximately $0.5 million. The balance of the increase of $1.6 million was due to partner firm-level acquisitions as well as a full period of amortization recognized during the three months ended September 30, 2020 for a partner firm that was acquired during the three months ended September 30, 2019.

Non-cash changes in fair value of estimated contingent consideration decreased $0.2 million, or 1.1%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Depreciation and other amortization expense increased $0.3 million, or 11.5%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily related to an increase in depreciation and amortization related to fixed assets at our new corporate headquarters.

Other income (expense)

Interest expense decreased $6.9 million, or 43.8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was due primarily to lower average interest rates during the three months ended September 30, 2020 as a result of the January 2020 Credit Facility amendment to reduce the interest rate spread on the First Lien Term Loan and lower LIBOR rates.

Income Tax Expense

Income tax expense increased $8.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, we recorded tax expense based on an estimated annual effective tax rate of 25.8%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC. For the three months ended September 30, 2020, we recorded a discrete income tax expense of approximately $1.6 million primarily related to newly issued regulations relating to the limitation on the deduction of business interest expense.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2020

The following discussion presents an analysis of our results of operations for the nine months ended September 30, 2019 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Nine Months Ended
	September 30,
	2019	2020	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$825,728	$925,527	$99,799	12.1%
Other	52,382	56,119	3,737	7.1%
Total revenues	878,110	981,646	103,536	11.8%
Operating expenses:
Compensation and related expenses	318,808	346,460	27,652	8.7%
Management fees	217,370	247,094	29,724	13.7%
Selling, general and administrative	170,658	172,784	2,126	1.2%
Management contract buyout	1,428	—	(1,428)	*
Intangible amortization	94,860	108,759	13,899	14.7%
Non‑cash changes in fair value of estimated contingent consideration	25,696	(621)	(26,317)	(102.4)%
Depreciation and other amortization	7,535	9,131	1,596	21.2%
Total operating expenses	836,355	883,607	47,252	5.6%
Income from operations	41,755	98,039	56,284	134.8%
Other income (expense):
Interest income	827	412	(415)	(50.2)%
Interest expense	(43,135)	(32,546)	10,589	24.5%
Amortization of debt financing costs	(2,483)	(2,200)	283	11.4%
Loss on extinguishment of borrowings	—	(6,094)	(6,094)	*
Other income (expenses)—net	(695)	25	720	103.6%
Income from equity method investments	696	167	(529)	(76.0)%
Total other expense—net	(44,790)	(40,236)	4,554	10.2%
Income (loss) before income tax	(3,035)	57,803	60,838	*
Income tax expense (benefit)	(3,701)	16,512	20,213	*
Net income	$666	$41,291	$40,625	*
*	Not meaningful

Revenues

Wealth management fees increased $99.8 million, or 12.1%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. New partner firms added subsequent to the nine months ended September 30, 2019 that are included in our results of operations for the nine months ended September 30, 2020 include Nexus Investment Management and MEDIQ Financial Services. Additionally, our partner firms completed 12 acquisitions subsequent to the nine months ended September 30, 2019. The new partner firms contributed approximately $6.5 million in revenue during the nine months ended September 30, 2020. The balance of the increase of $93.3 million was due to the revenue growth at our existing partner firms associated with wealth management services, which includes partner firm-level acquisitions, as well as a full period of revenue recognized during the nine months ended September 30, 2020 for partner firms that were acquired during the nine months ended September 30, 2019.

Other revenues increased $3.7 million, or 7.1%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase related to new partner firms was approximately $0.5 million. The balance of the increase of $3.2 million was due primarily to an increase in recordkeeping and administration fees from a partner firm-level acquisition.

Operating Expenses

Compensation and related expenses increased $27.7 million, or 8.7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase related to new partner firms was approximately $0.6 million. Non-cash equity compensation increased $2.2 million primarily associated with incentive unit grants. The balance of the increase of $24.9 million was due primarily to an increase in salaries and related expense, due to partner firm-level acquisitions and the result of a full period of expense recognized during the nine months ended September 30, 2020 for partner firms acquired during the nine months ended September 30, 2019.

Management fees increased $29.7 million, or 13.7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase related to the new partner firms was approximately $2.6 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $27.1 million was due to an increase in earnings during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due in part to partner firm-level acquisitions and the result of a full period of earnings recognized during the nine months ended September 30, 2020 for partner firms acquired during the nine months ended September 30, 2019.

Selling, general and administrative expenses increased $2.1 million, or 1.2%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 of which new partner firms added approximately $1.1 million.

Management contract buyout of $1.4 million for the nine months ended September 30, 2019 related to cash consideration for the buyout of a management agreement of one of our retiring principals whereby the business operations were transitioned to one of our other partner firms.

Intangible amortization increased $13.9 million, or 14.7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase related to new partner firms was approximately $1.3 million. The balance of the increase of $12.6 million was primarily due to partner firm-level acquisitions and a full period of amortization recognized during the nine months ended September 30, 2020 for partner firms that were acquired during the nine months ended September 30, 2019.

Non-cash changes in fair value of estimated contingent consideration decreased $26.3 million, or 102.4%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the probability that certain contingent consideration payments would be achieved decreased due to Monte Carlo Simulation changes associated with market conditions and Covid-19, resulting in a decrease in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $1.6 million, or 21.2%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily related to an increase in depreciation and amortization related to fixed assets at our new corporate headquarters.

Other income (expense)

Interest expense decreased $10.6 million, or 24.5%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was due to lower average interest rates during the nine months ended September 30, 2020 as a result of the January 2020 Credit Facility amendment to reduce the interest rate spread on the First Lien Term Loan and lower LIBOR rates.

During the nine months ended September 30, 2020, a loss on extinguishment of borrowings of $6.1 million was recognized in connection with the January 2020 Credit Facility amendment.

Income Tax Expense

Income tax expense increased $20.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we recorded tax expense based on an estimated annual effective tax rate of 25.8%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC. For the nine months ended September 30, 2020, we recorded a discrete income tax expense of approximately $1.6 million primarily related to newly issued regulations relating to the limitation on the deduction of business interest expense.

Liquidity and Capital Resources

Sources of Liquidity

During the three and nine months ended September 30, 2020, we met our cash and liquidity needs primarily through cash generated by our operations and borrowings under the Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as the Credit Facility, especially for acquisition activities. If our acquisition activity accelerates, we may decide to issue equity either as consideration or in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

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

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of September 30, 2020, we had recorded a liability of approximately $78.1 million relating to the TRA obligations. Future payments under the Tax Receivable Agreements in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2019 and 2020:

	Nine Months Ended
	September 30,
	2019	2020	$ Change	% Change

	(dollars in thousands)
Cash provided by (used in):
Operating activities	$129,920	$138,467	$8,547	6.6%
Investing activities	(515,094)	(82,158)	432,936	84.0%
Financing activities	403,395	(78,692)	(482,087)	(119.5)%
Cash and cash equivalents—end of period	51,263	42,655	(8,608)	(16.8)%

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

Net cash provided by operating activities increased $8.5 million, or 6.6%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to an increase in net income of $40.6 million offset in part by a decrease in operating assets and liabilities of $33.3 million.

Investing Activities

Net cash used in investing activities decreased $432.9 million, or 84.0%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was due primarily to a decrease of $424.9 million in cash paid for acquisitions and contingent consideration as result of a decrease in acquisition activity during the nine months ended September 30, 2020 and a decrease in purchase of property and equipment of $8.1 million as our new corporate headquarters was completed in 2019.

Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2020 decreased $482.1 million or 119.5%, compared to nine months ended September 30, 2019. The decrease was primarily due to a decrease in net borrowings under the Credit Facility of $460.9 million and an increase in acquisition contingent consideration paid of $24.6 million.

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

	Trailing 4-Quarters Ended September 30,
	2019	2020

	(in thousands)
Net cash provided by operating activities (1)	$149,621	$203,321
Purchase of fixed assets	(23,538)	(17,405)
Distributions for unitholders	(16,661)	(21,181)
Payments under tax receivable agreements	—	—
Adjusted Free Cash Flow	$109,422	$164,735

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended September 30, 2019 was, $3.6 million, $9.2 million, $4.0 million and $0.8 million, respectively, totaling $17.6 million for the trailing 4-quarters ended September 30, 2019. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended September 30, 2020 was $0.8 million, $8.3 million, $16.4 million and $3.8 million, respectively, totaling $29.3 million for the trailing 4-quarters ended September 30, 2020. See Note 6 to our unaudited condensed consolidated financial statements for additional information.

Contractual Obligations

There have been no material changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Credit Facilities

As of September 30, 2020, our Credit Facility consisted of a $1.15 billion first lien term loan (“First Lien Term Loan) and a $650.0 million First Lien Revolver.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At September 30, 2020, our First Lien Leverage Ratio was 3.67:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $332.3 million at September 30, 2020. Focus LLC is also subject on annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2019. Based on the excess cash flow calculation for the year ended December 31, 2019, no contingent principal payments are required to be made in 2020.

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

At September 30, 2020, outstanding stated value borrowings under the Credit Facility were approximately $1.3 billion. The weighted-average interest rate for outstanding borrowings was approximately 3% for the nine months ended September 30, 2020. As of September 30, 2020, the First Lien Revolver available unused commitment line was $512.3 million. At September 30, 2020, we had outstanding letters of credit in the amount of $7.7 million bearing interest at an annual rate of approximately 2%.

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

In summary at September 30, 2020, $850.0 million or approximately 75% of borrowings under the First Lien Term Loan have been swapped from a variable interest rate to a fixed interest rate. The weighted average interest rate on these borrowings is approximately 2.62%, inclusive of the 2.0% LIBOR spread.

Critical Accounting Policies

As of September 30, 2020, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except for accounting for derivatives as disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the nine months ended September 30, 2020, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

During the three and nine months ended September 30, 2020, our revenues were negatively impacted by the effects of Covid-19 on the financial markets as a result of our market correlated revenues, which represented 74% of our total revenues for the three months ended September 30, 2020. Our market correlated revenues for subsequent periods could be impacted by any negative effects of Covid-19 on the financial markets. Additionally, a portion of our non-market correlated revenues are derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist through the remaining reporting period in 2020. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements in March and April 2020 to manage interest rate exposure in connection with our variable interest rate borrowings. As of September 30, 2020, we had total stated value borrowings outstanding under our Credit Facility of approximately $1.3 billion. At September 30, 2020, interest payments associated with $850 million of these borrowings was effectively converted to a fixed rate through the use of interest rate swaps and interest on the remaining borrowings remained subject to variable rates based on LIBOR. If LIBOR based interest rates were higher by 1.0% throughout the nine months ended September 30, 2020, our interest expense would have increased by approximately $6.1 million.

Our outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate. LIBOR is expected to be replaced by an alternative in 2021. While we expect any such alternative to be a reasonable replacement for LIBOR, at this time we cannot predict the implications of the use of such a new benchmark on the interest rates we pay.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the Covid-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

During the three and nine months ended September 30, 2020, our revenues have been negatively impacted by the effects of Covid-19 on the financial markets as a result of our market correlated revenues which represented 74% of our total revenues for the three months ended September 30, 2020. Our market correlated revenues for subsequent periods could be impacted by any negative effects of Covid-19 on the financial markets. Additionally, the cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist through the remaining reporting period in 2020. See also Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the nine months ended September 30, 2020, our acquisition activity was negatively impacted by the effects of Covid-19 as a result of targets focusing on management and client matters as well as potential uncertainties around valuations during periods of Covid-19 related market stress. We completed seven business acquisitions during the nine months ended September 30, 2020 compared to 28 business acquisitions during the nine months ended September 30, 2019. The effects of Covid-19 may impact the timing and our ability to pursue and make future acquisitions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2020, we issued an aggregate of 2,458,858 shares of Class A common stock and retired 600,722 shares of Class B common stock and 2,706,350 incentive units in Focus LLC and acquired 2,458,858 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Focus Financial Partners Inc.(1)
3.2	Amended and Restated Bylaws of Focus Financial Partners Inc.(1)
10.1*	Indemnification Agreement (Greg S. Morganroth, MD)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.NS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document.
*	Filed or furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FOCUS FINANCIAL PARTNERS INC.

Date: November 5, 2020	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)