Form 10-K
period 2020-12-31
Focus Financial Partners Inc.
filed 2021-02-19
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act): ☐ Yes ☒ No

The aggregate market value of the Class A common stock held by non-affiliates was $1,037,877,082 on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 15, 2021, the registrant had 51,184,782 shares of Class A common stock and 20,661,595 shares of Class B common stock outstanding.

Documents incorporated by reference:

The registrant’s definitive proxy statement relating to the annual meeting of shareholders (to be held May 26, 2021) will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2020 and is incorporated by reference in Part III to the extent described herein.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K (this “Annual Report”) may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” “continue,” “will” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A, Risk Factors.” Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	fluctuations in wealth management fees;
●	our reliance on our partner firms and the principals who manage their businesses;
●	our ability to make successful acquisitions;
●	unknown liabilities of or poor performance by acquired businesses;
●	harm to our reputation;
●	our inability to facilitate smooth succession planning at our partner firms;
●	our inability to compete;
●	our reliance on key personnel and principals;
●	our inability to attract, develop and retain talented wealth management professionals;
●	our inability to retain clients following an acquisition;
●	our reliance on key vendors;
●	write down of goodwill and other intangible assets;
●	our failure to maintain and properly safeguard an adequate technology infrastructure;
●	cyber-attacks;
●	our inability to recover from business continuity problems;
●	inadequate insurance coverage;
●	impact of the novel coronavirus (“Covid-19”) outbreak on our business;
●	the termination of management agreements by management companies;
●	our inability to generate sufficient cash to service all of our indebtedness or our ability to access additional capital;
●	the failure of our partner firms to comply with applicable U.S. and non-U.S. regulatory requirements and the highly regulated nature of our business;

●	legal proceedings, governmental inquiries; and
●	other factors discussed in this Annual Report.

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

Fee-based. Fee-based services are those for which a partner firm primarily charges a fee directly to the client for wealth management services, recordkeeping and administration services and other services rather than being primarily compensated through commissions from clients or from third parties for recommending financial products.

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

Item 1. Business

Corporate Structure

Focus Inc. was incorporated as a Delaware corporation on July 29, 2015 for the purpose of completing our IPO and Reorganization Transactions. On July 30, 2018, we completed our IPO of 18,648,649 shares of Class A common stock, par value $0.01 per share. The shares began trading on the NASDAQ Global Select Market on July 26, 2018 under the ticker symbol “FOCS.” We used the proceeds from the IPO to purchase certain outstanding Focus LLC units, to reduce indebtedness and for acquisitions and general corporate business purposes.

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

Our Company

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment adviser (“RIA”) industry, with a footprint of over 70 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating as part of a scaled business model with aligned economic interests, while retaining their entrepreneurial culture and independence.

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

Value-Add Services:

Empower our partner firms through collaboration on strategy, growth and acquisition opportunities, marketing, technology and operational expertise, access to best practices and cash and credit solutions. Provide access to world-class intellectual resources and capital to fund expansion and acquisitions.

We were founded by entrepreneurs and began revenue-generating and acquisition activities in 2006. Since that time, we have:

●	created a partnership of over 70 partner firms, the substantial majority of which are RIAs registered with the Securities and Exchange Commission (the “SEC”) pursuant to the Investment Advisers Act of 1940 (the “Advisers Act”);
●	built a business with revenues in excess of $1.3 billion for the year ended December 31, 2020;
●	increased revenues at a compound annual growth rate of 33.3% since 2006;
●	established an attractive revenue model whereby in excess of 95% of our revenues for the year ended December 31, 2020 were fee-based and recurring in nature;
●	built a partnership currently comprised of over 4,000 wealth management-focused principals and employees; and
●	established a national footprint across the United States and expanded our presence internationally with partner firms in Australia, Canada and the United Kingdom.

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

The independent wealth management industry, including RIAs, is highly fragmented, which we believe enables us to continue our growth strategy of acquiring high-quality independent wealth management firms, directly and through acquisitions by our partner firms. We have a track record of enhancing the competitive position of our partner firms by providing them with access to the intellectual expertise, resources and network benefits of our large organization. Our scale enables us to help our partner firms achieve operational efficiencies and ensure organizational continuity. Additionally, our scale, resources and value-added services increase our partner firms’ ability to achieve growth through a variety of tactical, operational and strategic initiatives, as well as the consummation of their own acquisitions. As our existing partner firms benefit from these growth initiatives, we continue to focus on acquisitions of new partner firms.

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

Value-Added Services

We have a team of over 80 professionals who support our partner firms by providing value-added services, including marketing and business development support; human resources support, including adviser coaching and development and structuring compensation and incentive models, career path planning and succession planning advice; operational and technology expertise, cash and credit solutions, legal and regulatory support and providing negotiating leverage with vendors. Our value-added services also include access to our M&A expertise, which facilitates acquisition opportunities for our partner firms through a proactive outreach program, structuring, executing and funding transactions and providing guidance to partner firms to facilitate their integration into our partnership as well as integration of mergers they execute. We assign a relationship leader to each partner firm who is responsible for coordinating our value-added services to assist that partner firm in accelerating its growth. Our partner firms also have access to our intellectual expertise and partner firm network, which ultimately enhance their operations, enabling them to better serve their clients.

Some of our key value-added services are described in detail below.

Marketing and Business Development. We offer marketing and business development coaching to our partner firms on topics including referral programs, revenue enhancement measures, communications, website and social media, brand strategy and public relations support. Our marketing team works closely with each of our partner firms to understand their unique value proposition and help them better market themselves to their clients and their centers of influence, including accounting and law firms who serve as potential referral sources. To further support our partner firms, in June 2018 we completed a minority investment in Financial Insight Technology, Inc. (known as SmartAsset), a New York-based fintech company that connects prospective clients with financial advisers and provides tools to help individuals make more informed financial decisions.

Talent Management. We support the mentoring of next-generation talent at each of our partner firms through continuous coaching programs that we organize and execute. These programs emphasize key learnings gained from observing top talent across our organization, allowing our firms to benefit from best practices across our talent pool.

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

Operations and Technology. We assist partner firms in selecting and implementing third-party technology solutions that strengthen each firm’s operational performance. Our partner firms can request that our operations team conduct detailed operational assessments to determine their staffing and operating efficiency. Additionally, our operations team provides partner firms negotiating leverage with vendors and cost-efficient access to third-party technology.

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

Legal and Regulatory Support. We have an experienced team of legal professionals in place to help support our partner firms in fulfilling their regulatory responsibilities by providing subject matter guidance and expertise. We also have relationships with numerous high quality law firms and compliance consultants that can assist our partner firms create, implement and maintain a robust compliance environment.

Sharing of Best Practices / Collaboration with Other Partner Firms. Our partner firms have access to networking opportunities, best practices roundtable discussions and training seminars. We offer offsite and virtual meetings, seminars and other forums for partner firms to learn and adopt best practices. We host partners meetings where wealth management professionals from our partner firms have opportunities to collaborate and share ideas. In addition we host periodic summits for chief investment officers, chief compliance officers, chief operating officers, chief financial officers and chief marketing officers, where our partner firms can share specialized expertise and business development practices. Our partner firms are also encouraged to share best practices regularly in order to enhance their collective ability to better serve their clients.

Expansion of Our Partnership

Our Acquisition Models

We are a source of permanent capital and buy substantially all of the assets of the firms we acquire. We utilize three models for acquisitions: (1) direct acquisitions of wealth management practices who become partner firms of Focus but operate on an autonomous basis, (2) acquisitions of wealth management practices and customer relationships on behalf of our partner firms to accelerate the growth of their businesses, and (3) acquisitions of wealth management practices on behalf of Connectus Wealth Advisers (“Connectus”), one of our partner firms. Firms that join Connectus manage their client relationships and retain their brand identity post-acquisition, but rely on a shared infrastructure and other services provided by Connectus.

Acquisitions of New Partner Firms

Since inception, a fundamental aspect of our growth strategy has been the acquisition of high-quality, independent wealth management firms to expand our partnership. We believe that there are approximately 1,000 firms in the United States that are high-quality targets for future acquisitions. While most of our acquisitions have taken place in the United States, we also see opportunities in several countries where market and regulatory trends toward the fiduciary standard and open-architecture access mirror those occurring in the United States. We have already begun expansion into Australia, Canada and the United Kingdom.

Our differentiated partnership model and track record have allowed us to grow and enhance our leadership position in the independent wealth management industry.

We are highly selective in choosing our partner firms and conduct extensive financial, legal, regulatory, tax, operational and business due diligence. We evaluate a variety of criteria including the quality of the wealth management professionals, client characteristics, historical revenues and cash flows, the recurring nature of the revenues, compliance policies and procedures and the alignment of interests between wealth management professionals and clients. We focus on firms with owners who are committed to the long-term management and growth of their businesses.

With limited exceptions, our partner firm acquisitions have been structured as acquisitions of substantially all of the assets of the firm we chose to partner with but only a portion of the underlying economics in order to align the principals’ interests with our own objectives. To determine the acquisition price, we first estimate the operating cash flow of the business based on current and projected levels of revenue and expense, before compensation and benefits to the selling principals or other individuals who become principals. We refer to the operating cash flow of the business as Earnings Before Partner Compensation (“EBPC”), and to this EBPC estimate as Target Earnings (“Target Earnings”). In economic terms, we typically purchase 40% to 60% of the partner firm’s EBPC. The purchase price is a multiple of the corresponding percentage of Target Earnings and may consist of cash or a combination of cash and equity, and the right to receive contingent consideration. We refer to the corresponding percentage of Target Earnings on which we base the purchase price as Base Earnings (“Base Earnings”). Under a management agreement between our operating subsidiary and the management company and the principals, the management company is entitled to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Through the management agreement, we create downside protection for ourselves by retaining a cumulative preferred position in Base Earnings.

Since 2006, when we began revenue-generating and acquisition activities, we have grown to a partnership with over 70 partner firms. Acquisitions of partner firms to date have been structured as illustrated below, with limited exceptions. Subsidiary mergers at the partner firm level and acquisitions in foreign jurisdictions have been structured differently, and we expect some differences in the future depending on legal and tax considerations.

(1)	Focus LLC forms a wholly owned subsidiary.
(2)	In exchange for cash or a combination of cash and equity and the right to receive contingent consideration, the new operating subsidiary acquires substantially all of the assets of the target firm, which is owned by the selling principals, and becomes the new operating subsidiary of Focus.

(3)	The selling principals form a management company. In addition to the selling principals, the management company may include non-selling principals who become newly admitted in connection with the acquisition or thereafter.
(4)	The new operating subsidiary, the principals and the management company enter into a management agreement which typically has an initial term of six years subject to automatic renewals for consecutive one-year terms, unless earlier terminated by either the management company or us in certain limited situations. Under the management agreement, the management company is entitled to management fees typically consisting of all future EBPC of the new operating subsidiary in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Pursuant to the management agreement, the management company provides the personnel who lead the day-to-day operations of the new operating subsidiary. Through the management agreement, we create downside protection for ourselves by retaining a cumulative preferred position in each partner firm’s Base Earnings.

In connection with a typical acquisition, we enter into an acquisition agreement with the target firm and its selling principals pursuant to which we purchase substantially all of the assets of the target firm. The purchase price is a multiple of Base Earnings, which is a percentage of Target Earnings. The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The contingent consideration for acquisitions of new partner firms is generally paid over a six-year period upon the satisfaction of specified growth thresholds in years three and six. These growth thresholds are typically tied to the compounded annual growth rate (“CAGR”) of the partner firm’s earnings. Such growth thresholds can be set annually over the six-year period as well. The contingent consideration for acquisitions made by our partner firms is paid upon the satisfaction of specified financial thresholds. These thresholds are typically tied to revenue as adjusted for certain criteria or other operating metrics, based on the retention or growth of the business acquired. These arrangements may result in the payment of additional purchase price consideration to the sellers for periods following the closing of an acquisition. Contingent consideration payments are typically payable in cash and, in some cases, equity.

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

This ownership and management structure allows the principals to maintain their entrepreneurial spirit through autonomous day-to-day decision making, while gaining access to our extensive resources and preserving the principals’ long-term economic incentive to continue to grow the business. The management company structure provides both flexibility to us and stability to our partner firms by permitting the principals to continue to build equity value in the management company as the partner firm grows and to control their internal economics and succession plans within the management company.

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

In certain circumstances, the structure of our relationship with partner firms may differ from the typical structure described above. In addition, we expect some differences in the structure of our future international acquisitions. For example, the structure of our ownership interests in non-U.S. partner firms may differ from the way in which we own our U.S. partner firms.

Acquisitions by Our Partner Firms

We are instrumental to, and support the acquisition of, wealth management practices and customer relationships by our partner firms to further expand their businesses. Partner firms pursue acquisitions for a variety of reasons, including geographic expansion, acquisition of new talent and/or specific expertise and succession planning. Acquisitions by our partner firms allow them to add new talent and services to better support their client base while simultaneously capturing synergies from the acquired businesses. We believe there are currently approximately 5,000 firms in the United States that are suitable targets for our partner firms. We have an experienced team of professionals with deep industry relationships to assist in identifying potential acquisition targets for our partner firms. Through our proprietary in-house sourcing effort, we frequently identify acquisition opportunities for our partner firms. Additionally, many of our partner firms are well known in the industry and have developed extensive relationships. In recent years, principals and employees of our partner firms have identified attractive merger candidates, and we believe this trend will continue as our partner firms continue to build scale.

In addition to sourcing opportunities, we are actively involved through each stage of the process to provide legal, financial, tax, compliance and operational expertise to guide our partner firms through the acquisition due diligence process and execution. We provide the funding for acquisitions in the same manner that a parent company would typically fund acquisitions by its subsidiaries.

Our partner firms typically acquire substantially all of the assets of a target firm for cash or a combination of cash and equity and the right to receive contingent consideration. In certain situations, when the acquisition involves a merger with a corporation, and the consideration includes our Class A common stock, Focus Inc. may purchase all of the equity of a target firm and then contribute the assets to our partner firm. In certain instances, our partner firms may acquire only the customer relationships. At the time a partner firm consummates an acquisition, we amend our management agreement with the partner firm to adjust Base Earnings and Target Earnings to reflect the projected post acquisition EBPC of the partner firm.

Our partner firms completed 17 transactions in 2018, 28 transactions in 2019 and 18 transactions in 2020, including four transactions completed by Connectus. With our approval and support, our partner firms may choose to merge with each other as well. Consolidation of our existing partner firms leads to efficiencies and incremental growth in our cash flows. Since January 2017, three partner firms have consummated mergers with other partner firms. In 2020, one of our partner firms also separated and spun out one of its offices into a new standalone partner firm.

Acquisitions Through Connectus

Connectus has wealth advisory subsidiaries in the United States, Australia and the United Kingdom. It was launched through a partner firm that joined us in 2007 and subsequently expanded in the United States and into Australia through the acquisition of four wealth management practices in 2020. In February 2021, Connectus completed its first acquisition in the United Kingdom. We expect that Connectus’ international footprint will expand further. Connectus is designed for founders and teams of wealth management practices who want to continue managing their client relationships and maintaining their boutique cultures under their own brand names, while gaining the operational efficiencies of shared infrastructure and other services provided by Connectus. Connectus offers integrated technology, investment support and centralized services, including compliance, accounting and talent management. Connectus also provides marketing capabilities to support business expansion through lead generation and organic growth programs. Through us, Connectus advisers gain a strategic growth partner with specialized capabilities. They benefit from our global scale and extensive network of partner firms, continuity planning expertise and client solutions.

In connection with a typical Connectus acquisition, we enter into an acquisition agreement with the target firm and its selling principals pursuant to which Connectus purchases substantially all of the assets or equity of the target firm for cash. Because of Connectus’ unique structure, Focus in most cases retains 100% of post-acquisition profitability and the selling principals and advisers of the target firm receive market-based compensation and growth-based economics generally based on the growth of revenues.

Lift Outs of Established Wealth Management Professionals

From time to time, through Focus Independence, we offer teams of wealth management professionals at traditional brokerage firms and wirehouses with attractive track records and books of business the opportunity to establish their own independent wealth management firm and ultimately join our partnership as a new partner firm. This program gives these professionals the opportunity to build a business largely unencumbered by the conflicts of interest they face at traditional brokerage firms and wirehouses and with more favorable economics. Focus Independence is a targeted approach to lift out teams of wealth management professionals from traditional brokerage firms and wirehouses with attractive track records and books of business and make them entrepreneurs within our partnership. The program has been successful, with the substantial majority of ultra-high net worth and high net worth clients retained by the newly formed partner firm. To date we have completed 14 acquisitions of new partner firms through Focus Independence.

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

Our partner firms derive a substantial majority of their revenues from wealth management fees, which are comprised of fees earned from wealth management services, including investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. Fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. In certain cases, such wealth management fees may be subject to minimum fee levels depending on the services performed. We also generate other revenue from recordkeeping and administration service fees, commissions and distribution fees and outsourced services.

We currently have over 70 partner firms. All of our partner firm acquisitions have been paid for with cash or a combination of cash and equity and the right to receive contingent consideration. We have to date, with limited exceptions, acquired substantially all of the assets of the firms we choose to partner with and have assumed only post-closing contractual obligations, not any material existing liabilities.

The following is a list of our partner firms as of February 19, 2021:

			Joined through	Acquisition(s)
		Partner	Focus	Completed by
	Partner Firm	Firm Since	Independence	Partner Firm
2006
1	StrategicPoint	January
2	HoyleCohen	May		√
2007
3	Sentinel Benefits & Financial Group	January		√
4	Buckingham	February		√
5	Benefit Financial Services Group	March		√
6	JFS Wealth Advisors	August		√
7	Connectus Wealth Advisers (1)	September		√
8	GW & Wade	September		√
2008
9	Greystone	April		√
10	WESPAC	July
2009
11	Joel Isaacson & Co.	November
12	Coastal Bridge Advisors	December	√	√
2010
13	Pettinga	December
2011
14	Sapient Private Wealth Management	September	√	√
15	The Colony Group	October		√
16	LVW Advisors	October	√	√
2012
17	Vestor Capital	October		√
18	Merriman	December		√
19	The Portfolio Strategy Group	December
2013
20	LaFleur & Godfrey	August		√
21	Telemus Capital	August		√
2014
22	Summit Financial	April	√	√
23	Flynn Family Office	June		√
24	Gratus Capital	October		√
25	Strategic Wealth Partners	November		√
2015
26	IFAM Capital	February	√
27	Dorchester Wealth Management	April		√
28	The Fiduciary Group	April
29	Quadrant Private Wealth	July	√	√
30	Relative Value Partners	July
31	Fort Pitt Capital Group	October		√
32	Patton Albertson Miller Group	October		√
2016
33	Douglas Lane & Associates	January
34	Kovitz Investment Group Partners	January		√
35	Waddell & Associates	April
36	Transform Wealth	April		√
37	GYL Financial Synergies	August	√
38	XML Financial Group	October	√	√
2017
39	Crestwood Advisors	January		√
40	CFO4Life	February		√
41	One Charles Private Wealth	February	√	√
42	Bordeaux Wealth Advisors	March
43	Gelfand, Rennert & Feldman	April		√
44	Lake Street Advisors	April
45	Financial Professionals	May
46	SCS Financial Services	July		√
47	Brownlie & Braden	July
48	Eton Advisors	September
2018
49	Cornerstone Wealth	January	√
50	Fortem Financial	February	√
51	Bartlett Wealth Management	April		√
52	Campbell Deegan Financial	April	√
53	Nigro, Karlin, Segal, Feldstein & Bolno (NKSFB)	April		√
54	TrinityPoint Wealth	May	√	√
55	Asset Advisors Investment Management	July
56	Edge Capital Group	August
57	Vista Wealth Management	August		√
2019
58	Altman, Greenfield & Selvaggi	January
59	Prime Quadrant	February
60	Foster, Dykema & Cabot	March
61	Escala Partners	April
62	Sound View Wealth Advisors	April	√
63	Williams Jones	August
2020
64	Nexus Investment Management	February
65	Mediq Financial Services	May
66	TMD Wealth Management	October		√
67	InterOcean Capital	October
68	Seasons of Advice	November
69	CornerStone Partners	December
70	Fairway Wealth Management	December
71	Kavar Capital Partners	December
(1)	Atlas Private Wealth was the initial anchor firm of Connectus Wealth Advisors.

The following shows certain of the value-added services we have provided to our partner firms through February 19, 2021:

Value‑Added Services
Operational
		Marketing and	and	Legal and
		Business	Technology	Compliance	Talent	Succession
	Partner Firm	Development	Enhancements	Support	Management	Planning
1	StrategicPoint	Ö	Ö	Ö	Ö	Ö
2	HoyleCohen	Ö	Ö	Ö	Ö	Ö
3	Sentinel Benefits & Financial Group	Ö	Ö	Ö	Ö	Ö
4	Buckingham	Ö	Ö	Ö	Ö	Ö
5	Benefit Financial Services Group	Ö	Ö	Ö	Ö	Ö
6	JFS Wealth Advisors	Ö	Ö	Ö	Ö	Ö
7	Connectus Wealth Advisers (1)	Ö	Ö	Ö	Ö	Ö
8	GW & Wade	Ö	Ö	Ö	Ö	Ö
9	Greystone		Ö	Ö	Ö	Ö
10	WESPAC		Ö	Ö	Ö	Ö
11	Joel Isaacson & Co.	Ö	Ö	Ö	Ö	Ö
12	Coastal Bridge Advisors	Ö	Ö	Ö	Ö	Ö
13	Pettinga	Ö	Ö	Ö	Ö	Ö
14	Sapient Private Wealth Management	Ö	Ö	Ö	Ö	Ö
15	The Colony Group	Ö	Ö	Ö	Ö	Ö
16	LVW Advisors	Ö	Ö	Ö	Ö	Ö
17	Vestor Capital	Ö	Ö	Ö	Ö	Ö
18	Merriman	Ö	Ö	Ö	Ö	Ö
19	The Portfolio Strategy Group	Ö	Ö	Ö	Ö
20	LaFleur & Godfrey	Ö	Ö	Ö	Ö	Ö
21	Telemus Capital	Ö	Ö	Ö	Ö	Ö
22	Summit Financial	Ö	Ö	Ö	Ö	Ö
23	Flynn Family Office		Ö	Ö	Ö
24	Gratus Capital	Ö	Ö	Ö	Ö	Ö
25	Strategic Wealth Partners	Ö	Ö	Ö	Ö	Ö
26	IFAM Capital	Ö	Ö	Ö	Ö	Ö
27	Dorchester Wealth Management	Ö	Ö	Ö	Ö	Ö
28	The Fiduciary Group	Ö	Ö	Ö	Ö	Ö
29	Quadrant Private Wealth	Ö	Ö	Ö	Ö	Ö
30	Relative Value Partners	Ö	Ö	Ö	Ö	Ö
31	Fort Pitt Capital Group	Ö	Ö	Ö	Ö
32	Patton Albertson Miller Group	Ö	Ö	Ö	Ö	Ö
33	Douglas Lane & Associates	Ö	Ö	Ö	Ö	Ö
34	Kovitz Investment Group Partners	Ö	Ö	Ö	Ö	Ö
35	Waddell & Associates	Ö	Ö	Ö	Ö	Ö
36	Transform Wealth	Ö	Ö	Ö	Ö	Ö
37	GYL Financial Synergies	Ö	Ö	Ö	Ö	Ö
38	XML Financial Group	Ö	Ö	Ö	Ö	Ö
39	Crestwood Advisors	Ö		Ö	Ö	Ö
40	CFO4Life	Ö	Ö	Ö	Ö	Ö
41	One Charles Private Wealth	Ö	Ö	Ö	Ö	Ö
42	Bordeaux Wealth Advisors	Ö	Ö	Ö	Ö	Ö
43	Gelfand, Rennert & Feldman	Ö	Ö	Ö	Ö	Ö
44	Lake Street Advisors	Ö	Ö	Ö	Ö	Ö
45	Financial Professionals	Ö	Ö	Ö	Ö
46	SCS Financial Services	Ö	Ö	Ö	Ö	Ö
47	Brownlie & Braden	Ö	Ö	Ö	Ö	Ö
48	Eton Advisors	Ö	Ö	Ö	Ö	Ö
49	Cornerstone Wealth	Ö	Ö	Ö	Ö	Ö
50	Fortem Financial	Ö	Ö	Ö	Ö
51	Bartlett Wealth Management	Ö	Ö	Ö	Ö	Ö
52	Campbell Deegan Financial			Ö	Ö
53	Nigro, Karlin, Segal, Feldstein, & Bolno (NKSFB)	Ö	Ö	Ö	Ö	Ö
54	TrinityPoint Wealth	Ö	Ö	Ö	Ö	Ö
55	Asset Advisors Investment Management	Ö	Ö	Ö	Ö
56	Edge Capital Group	Ö	Ö	Ö	Ö
57	Vista Wealth Management	Ö	Ö	Ö	Ö
58	Altman, Greenfield & Selvaggi	Ö	Ö	Ö	Ö
59	Prime Quadrant	Ö	Ö	Ö	Ö
60	Foster, Dykema & Cabot	Ö	Ö	Ö	Ö
61	Escala Partners	Ö	Ö	Ö	Ö
62	Sound View Wealth Advisors	Ö	Ö	Ö
63	Williams Jones		Ö	Ö	Ö
64	Nexus Investment Management			Ö
65	Mediq Financial Services			Ö
66	TMD Wealth Management			Ö
67	InterOcean Capital			Ö
68	Seasons of Advice			Ö
69	CornerStone Partners			Ö
70	Fairway Wealth Management		Ö	Ö
71	Kavar Capital Partners		Ö	Ö
(1)	Atlas Private Wealth was the initial anchor firm of Connectus Wealth Advisors.

Our partner firms are primarily located in the United States. In addition, we have three partner firms, Escala Partners, Financial Professionals and MEDIQ Financial Services, in Australia, three partner firms, Dorchester Wealth Management, Prime Quadrant and Nexus Investment Management, in Canada and one partner firm, Greystone, in the United Kingdom. In addition, our partner firm Connectus has locations in Australia, the United Kingdom and the United States. The following table shows our domestic and international revenues for the years ended December 31, 2018, 2019 and 2020:

	Year Ended December 31,
	2018		2019		2020

	(dollars in thousands)
Domestic revenue	$889,166	97.6%	$1,170,169	96.0%	$1,291,630	94.9%
International revenue	21,714	2.4%	48,172	4.0%	69,689	5.1%
Total revenue	$910,880	100.0%	$1,218,341	100.0%	$1,361,319	100.0%

The maps below show the locations of our partner firms as of February 19, 2021. The majority of our partner firms operate multiple offices and in multiple states.

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

Competition

The wealth management industry is very competitive. We compete with a broad range of wealth management firms, including public and privately held investment advisers, traditional brokerage firms and wirehouses, firms associated with securities broker-dealers, financial institutions, private equity firms and insurance companies. We believe that important factors affecting our partner firms’ ability to compete for clients include the ability to attract and retain key wealth management professionals, investment performance, wealth management fee rates, the quality of services provided to clients, the depth and continuity of client relationships, adherence to the fiduciary standard and reputation.

We strategically built a leading partnership of independent, fiduciary wealth management firms led by entrepreneurs through a unique, disciplined and proven acquisition strategy. Our differentiated partnership model has allowed us to grow and enhance our leadership position in the wealth management industry. As we continue our growth strategy of acquiring high-quality partner firms, we believe that important factors affecting our ability to compete for future acquisitions include:

●	the degree to which target wealth management firms view our partnership model as preferable, financially and operationally or otherwise, to acquisition or other arrangements offered by other potential purchasers;
●	the reputation and performance of our existing and future partner firms, by which target wealth management firms may judge us and our future prospects; and
●	the quality and breadth of our value-added services.

Human Capital

As of December 31, 2020, we had over 3,600 employees, 81 of whom were employed at the holding company. Additionally, as of December 31, 2020, there were over 550 management company principals that oversaw partner firms and were not our employees.

People are the key to our business, and we are guided in our human capital initiatives, as in all of our efforts, by our culture which we conscientiously work to foster. We are committed to developing the following four fundamental behaviors and skills to further our mission to be the globally recognized leader in independent fiduciary financial advice: Be Entrepreneurial; Be Collaborative; Be Curious; and Be Professional. We seek to develop and reinforce these behaviors and skills through frequent on-site and off-site training sessions, programs and presentations, and how we work with one another every day.

We recognize that the diversity of our employees, including our partner firms, is a tremendous asset, and are firmly committed to providing equal opportunity in all aspects of employment in order to attract, retain and develop human capital.

Accordingly, we will not tolerate any discrimination, abuse or harassment of any kind. Our non-harassment policy details its commitment to providing equal employment opportunities and a workplace that is respectful, productive, and free from unlawful discrimination, abuse or harassment, including sexual harassment. This policy, which is included in our Code of Business Conduct and Ethics and our Employee Handbook, outlines clear procedures for reporting and responding to issues of concern.

We are committed to ensuring a healthy and safe environment and the wellness of our employees and this is exhibited through a number of wellness, training and other programs.

We also conduct regular assessments of our compensation and benefit practices and pay levels to help ensure that employees are compensated fairly and competitively.

For additional information on our human capital programs and initiatives, please see our “Policy on Human Rights, Human Capital Development and Information Protection” available in the Sustainability section of the Investor Relations page of our website.

Trademarks

We own many registered trademarks and service marks. We believe the Focus Financial Partners name and the many distinctive marks associated with it are of significant value and are very important to our business. Accordingly, as a general policy, we monitor the use of our marks and vigorously oppose any unauthorized use of them.

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

Regulatory Environment

Existing Regulation

Most of our partner firms are subject to extensive regulation in the United States. In addition, some of our partner firms are subject to extensive regulation in Australia, Canada and the United Kingdom, as applicable. In the United States, our wealth management partner firms are subject to regulation primarily at the federal level, including regulation by the SEC under the Advisers Act, by the U.S. Department of Labor (the “DOL”) under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and by the SEC and the Financial Industry Regulatory

Authority (“FINRA”) for our partner firm subsidiaries that are broker‑dealers. Our partner firms may also be subject to regulation by state regulators for insurance and several other aspects of our partner firms’ activities. Outside of the United States, Escala, Financial Professionals and MEDIQ are primarily regulated by the Australian Securities & Investments Commission (“ASIC”); Dorchester, Prime Quadrant and Nexus Investment Management are primarily regulated by the securities regulators of Canada’s provinces; and Greystone is primarily regulated by the Financial Conduct Authority in the United Kingdom. Connectus’ operations are regulated by the U.S., U.K. and Australia regulators mentioned above.

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

Certain of our partner firms have affiliated SEC-registered broker‑dealers for the purpose of distributing funds or other securities products or facilitating securities transactions. Broker‑dealers and their personnel are regulated, to a large extent, by the SEC and self‑regulatory organizations, principally FINRA. In addition, state regulators have supervisory authority over broker‑dealer activities conducted in their states. Broker‑dealers are subject to regulations which cover virtually all aspects of their business, including sales practices, trading practices, use and safekeeping of clients’ funds and securities, recordkeeping and the conduct of directors, officers, employees and representatives. Broker‑dealers are also subject to net capital rules that mandate that they maintain certain levels of capital. Certain partner firms have employees who are registered representatives with either affiliated or unaffiliated broker‑dealers.

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

As examples, on June 5, 2019, the SEC adopted a package of rulemakings and interpretations that imposed a best interest standard of conduct for broker‑dealers, required investment advisers and broker-dealers to deliver short‑form disclosure documents to retail investors and clarified the SEC’s views on the fiduciary duty that investment advisers owe to their clients. These rules went effective on September 10, 2019. Our partner firms developed the required short form disclosure documents.

On December 15, 2020, DOL adopted a new prohibited transaction exemption that is broadly aligned with the SEC’s rulemaking regarding conduct standards for broker-dealers and investment advisers. The new exemption went into effect on February 16, 2021. Among other things, the new DOL exemption clarified when advice regarding rollovers from ERISA plans could be considered fiduciary advice and is generally consistent with the SEC’s position on that issue.

On December 22, 2020, the SEC announced it had finalized reforms under the Investment Advisers Act regarding investment adviser advertisements and payments to solicitors. These new rules will replace the current advertising rule’s broad prohibitions and limitations with principles-based regulation. The new rules also clarify that both cash and non-cash compensation paid to solicitors qualify as compensation for referrals. While initially the impact of these rules appears positive for the business of our partner firms, the ultimate impact will be uncertain until after the compliance date for these rules.

In 2019, a Royal Commission in Australia issued recommendations following a lengthy inquiry into misconduct in the banking, superannuation and financial services industry. Many of those recommendations have now become law, with various regulations scheduled to go into effect throughout 2021. Among other things, these regulations may restrict or prevent product issuers from remunerating financial advisory firms who recommend their products to advisory clients. Additionally, the Australian government will soon concentrate the regulation of financial advisers in the hands of the Australian Securities and Investments Commission following the decommissioning of other regulatory bodies. Some of the regulations include a repeal of carve-outs and grandfathering of certain conflicted remuneration prohibitions.

In December 2019, the Canadian Securities Administrators adopted amendments to National Instrument 31-103 and its related Companion Policy which will impose new heightened requirements on our Canadian partner firms with respect to conflicts of interest, know your client, know your product and suitability obligations. Certain of the approved amendments are in effect already, while the remainder are expected to go into effect in 2021.

In addition, in December 2019, our U.K. wealth management partner firm became subject to the new Senior Managers and Certification Regime which provides for additional firm and individual responsibilities and enhanced oversight by the U.K. Financial Conduct Authority.

Of the many data privacy and cybersecurity laws being enacted or considered, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020. The CCPA requires certain partner firms to review and enhance their governance regarding the collection and categorizing of certain personal information. They were also required to develop procedures to respond to consumer and employee requests to be informed of their personal information that is collected and to have such information deleted if desired, among other elements. In September 2020, California extended until January 1, 2022 the exemption from the CCPA for information collected by businesses about employees. Further, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”), which, among other things, expands California residents’ rights over the processing of their personal information and creates a dedicated privacy protection agency. The CPRA will become effective on January 1, 2023. Additionally, our U.K. based partner firms are subject to the U.K. Data Protection Act 2018 (“DPA”) which became effective on May 23, 2018 and the U.K. General Data Protection Regulation (“U.K. GDPR”), which became effective on January 1, 2021. The DPA and U.K. GDPR require these partner firms to enhance (over standards applying prior to May 2018) their governance regarding the collection, sharing and use of personal information. For example, specific disclosures are required about how personal information is collected, shared and used, affected individuals are given certain rights to control use of their personal information, and standards are set out relating to data transfers and the security of personal information.

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

The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. A material portion of these wealth management fees are calculated based on a contractual percentage of the client’s assets. Wealth management fees may be adversely affected by prolonged declines in the capital markets because assets of clients may decline and clients may reduce or eliminate the amount of their assets with respect to which our partner firms provide advice, which in turn could have an adverse effect on our results of operations and financial condition.

Our partner firms may not be able to maintain their current wealth management fee structure.

Our partner firms may not be able to maintain their current wealth management fee structure for any number of reasons, including as a result of poor investment performance, competitive pressures or changes in their mix of wealth management services. In order to maintain their fee structure in a competitive environment, our partner firms must be able to continue to provide clients with services that their clients believe justify their fees. Any decline in fee rates could have an adverse effect on our results of operations and financial condition.

The wealth management industry is very competitive.

We compete for acquisition opportunities and our partner firms compete for clients, advisers and other personnel with a broad range of wealth management firms, including public and privately held investment advisers, firms associated with securities broker-dealers, financial institutions, private equity firms and insurance companies, many of whom have greater resources than we do. The wealth management industry is very competitive, with competition based on a variety of factors, including the ability to attract and retain key wealth management professionals, investment performance, wealth management fee rates, the quality of services provided to clients, the depth and continuity of client relationships and adherence to the fiduciary standard and reputation. A number of factors, including the following, serve to increase the competitive risks of our partner firms: (i) many competitors have greater financial, technical, marketing, name recognition and other resources and more personnel than our partner firms do, (ii) potential competitors have a relatively low cost of entering the wealth management industry, (iii) some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than the investment strategies our partner firms offer, (iv) some competitors charge lower fees for their wealth management services than our partner firms do and (v) some competitors may be able to engage in more widespread marketing activities or may have access to products and services to which our partner firms do not. If we are unable to compete effectively, our results of operations and financial condition may be adversely affected.

Risks Related to Our Operations

Our clients can terminate their client service contracts at any time.

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

Our business and the businesses of our partner firms are heavily dependent on our reputations.

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

Our reliance on our partner firms to report their results to us may make it difficult to respond quickly to negative business developments.

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

The potential for human error in connection with the operational systems of Focus Inc. or its partner firms could disrupt operations, cause losses or lead to regulatory fines.

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

Although we and our partner firms take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices, and those of third parties on whom we rely, have been subject to and may in the future be vulnerable to cyber-attacks, breaches, unauthorized access, theft, including wire and check fraud, misuse, computer viruses or other malicious code and other events that could have a security impact. Further, our back-up procedures, cyber defenses and capabilities in the event of a failure, interruption or breach of security may not be adequate. If any such events occur, it could jeopardize our, as well as our clients’, employees’ or counterparties’ confidential, proprietary and other sensitive information processed and stored in, and transmitted through, our or third-party computer systems, networks and mobile devices or otherwise cause interruptions or malfunctions in our, as well as our clients’, employees’ or counterparties’ operations. Despite our efforts to ensure the integrity of our systems and networks, it is possible that we may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. As a result, we could experience business disruptions, significant losses, increased costs, reputational harm, regulatory actions or legal liability, any of which could have an adverse effect on our results of operations and financial condition. We may in the future be required to spend significant additional resources to modify existing protective measures or to investigate and remediate vulnerabilities or other exposures, including hiring third-party technology service providers and additional information technology staff. Additionally, we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.

Focus and its partner firms are dependent on a number of key vendors.

Focus and its partner firms depend on a number of key vendors for various accounting, custody, brokerage and trading, software and technology systems and other operational needs (“Key Vendors”). Moreover, while Focus and its partner firms perform diligence on its Key Vendors in an effort to ensure they operate in accordance with expectations, to the extent any significant deficiencies are uncovered, there may be few, or no, alternative vendors available. In addition, Focus or its partner firms may from time to time transfer key contracts from one vendor to another. Key contract transfers may be costly and complex, and expose Focus or its partner firms to heightened operational risks. Any failure to mitigate such risks could result in reputational harm, as well as financial losses to Focus or its partner firms.

The duration of the novel coronavirus (“Covid-19”) outbreak and its ultimate impact on our business remains uncertain.

The transmission of Covid-19 and efforts to contain its spread have resulted in border closings and other travel restrictions and disruptions, disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations and reductions, significant challenges in the healthcare industry and quarantines. These impacts and the uncertainty around the future impact of Covid-19, including the extent and duration of the impact on economies around the world, have caused significant volatility in the U.S and global financial markets, which are expected to impact our partner firms’ investment strategies and the wealth management fee revenues of our partner firms.

Our market correlated revenues for subsequent periods could be impacted by any negative effects of Covid-19 on the financial markets. Additionally, the cancellation of events and the general slowdown of other entertainment activities have impacted and are expected to continue to impact a portion of our non-market correlated revenues that are derived from family office type services for clients in the entertainment industry and relate to live events. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist in 2021. Furthermore, the effects of Covid-19 may impact the timing and our ability to pursue and make future acquisitions.

Although currently there has been no significant impact, the Covid-19 outbreak, and future pandemics, could negatively affect Key Vendors which we and our partner firms rely on, and could otherwise disrupt the ability of our Key Vendors to perform essential tasks.

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

Acquired businesses may not perform as expected and our due diligence process might not uncover all risk or liabilities.

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

In connection with our acquisitions, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to such transactions. Despite our efforts, due diligence might not reveal all issues and existing and potential liabilities at a given firm.

Contingent consideration payments could result in a higher than expected impact on our future earnings.

Our acquisition structures typically include contingent consideration paid to the sellers upon the achievement of specified financial thresholds. The contingent consideration for acquisitions of new partner firms is typically paid upon the satisfaction of specified growth thresholds typically over a six-year period, and for acquisitions made by our partner firms, upon the satisfaction of thresholds tied to revenue as adjusted for certain criteria or other operating metrics based on the retention or growth of the business acquired. These arrangements may result in the payment of additional purchase price consideration to the sellers for periods following the closing of an acquisition and payments may occur in periods subsequent to the periods in which the additional earnings or other specified financial thresholds are achieved.

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

The growth of Connectus may create unique challenges and risks.

In 2020, our partner firm Connectus completed acquisitions of wealth management firms and intends to acquire additional wealth management firms in the future. Connectus is different from our other partner firms in that we have a greater degree of management control over areas other than client service and investment operations. Additionally, Connectus is designed to offer integrated technology, investment support, regulatory compliance support and other centralized services on a countrywide basis. If these centralized services are not adequate, or other unanticipated issues with Connectus arise as it grows, such as inability to find a sufficient number of firms to merge into Connectus or integrate them effectively, then our reputation and our results of operations and financial condition could be adversely impacted.

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

Under the management agreements between our partner firms and the management companies formed by the principals, the management companies provide the personnel who manage the partner firm’s day-to-day operations and oversee the provision of wealth management and other financial services, the implementation of employment policies, the negotiation, execution and delivery of contracts in connection with the management and operation of the partner firm’s business in the ordinary course and the implementation of policies and procedures to ensure compliance with all applicable laws, rules and regulations. Such individuals also maintain the primary relationships with clients and vendors. As a consequence, we are exposed to losses resulting from day-to-day decisions of the principals who manage our partner firm, and our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of a partner firm, where weaknesses or failures in internal processes or systems could lead to a disruption of the partner firm’s operations, liability to its clients or exposure to disciplinary action. Unsatisfactory performance by the principals could also hinder the partner firms’ ability to grow and could have an adverse effect on our business. Further, there is a risk of reputational harm to us if any of our partner firms, among other things, have engaged in, or in the future were to engage in, poor or non-compliant business practices or were to experience adverse results.

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

At the time of the acquisition of a partner firm, we enter into a management agreement with the management company that is substantially owned by the selling principals. Pursuant to the management agreement, the management company provides the personnel who conduct the day to day management and operation of the partner firm. These management agreements can be terminated by the management company at the end of the initial term, which is typically six years. Termination of a management agreement could lead to a disruption of the partner firm’s operations, which could negatively affect our financial condition and results of operations.

Our partner firms may be unable to attract, develop and retain talented wealth management professionals.

Attracting, developing and retaining talented wealth management and other financial services professionals are essential components of the business strategy of our partner firms. To do so, it is critical that they continue to foster an environment and provide compensation that is attractive for their existing and prospective wealth management professionals. If they are unsuccessful in maintaining such an environment (for instance, because of changes in management structure, corporate culture or corporate governance arrangements) or compensation levels for any reason, their existing wealth management professionals may leave the firm or fail to produce their best work on a consistent, long-term basis and/or our partner firms may be unsuccessful in attracting talented new wealth management professionals, any of which could negatively impact their financial results and our ability to grow and may have an adverse effect on our results of operations and financial condition.

Risks Related to Our Structure

Focus Inc. is dependent upon distributions from Focus LLC. Additionally, to the extent Focus Inc. receives distributions in excess of its tax liabilities and other obligations and retains such excess cash, the unitholders of Focus LLC would benefit from such accumulated cash balances if they exercise their exchange right.

Focus Inc. is a holding company and its most significant asset is its equity interest in Focus LLC. Focus Inc. has no independent means of generating revenue. To the extent Focus LLC has available cash and subject to the terms of Focus LLC’s credit agreements and any other debt instruments, we have caused and intend to continue to cause Focus LLC to make (i) generally pro rata distributions to its unitholders, including Focus Inc., in an amount generally intended to allow such unitholders to satisfy their respective income tax liabilities with respect to their allocable share of the income of Focus LLC, based on certain assumptions and conventions (and actual liability in the case of Focus Inc.), and to allow Focus Inc. to make payments under its three and any subsequent tax receivable agreements (“Tax Receivable Agreements”), and (ii) non pro rata distributions to Focus Inc. in an amount at least sufficient to reimburse Focus Inc. for its corporate and other overhead expenses. We are limited, however, in our ability to cause Focus LLC and its subsidiaries to make these and other distributions to Focus Inc. due to the restrictions under our credit facilities entered into in July 2017, as amended (collectively, the “Credit Facility”). Funds used by Focus LLC to satisfy its distribution obligations will not be available for reinvestment in our business. To the extent that Focus Inc. needs funds and Focus LLC or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements or are otherwise unable to provide such funds, Focus Inc.’s liquidity and financial condition could be adversely affected.

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

Focus Inc. is required to make payments under the Tax Receivable Agreements for certain tax benefits it may claim, and the amounts of such payments is expected to be substantial.

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

If we experience a change of control (as defined under the Tax Receivable Agreements, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreements terminate early (at our election or as a result of our breach), Focus Inc. could be required to make a substantial, immediate lump-sum payment. This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable Agreements (determined by applying a discount rate of one-year London Interbank Offered Rate (“LIBOR”) plus 1.5%). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreements, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payments relate.

Any such accelerated payments could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other forms of business combinations or changes of control. There can be no assurance that we will be able to finance any payments required to be made under the Tax Receivable Agreements. Please read “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreements.”

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

If Focus LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result.

A number of aspects of our structure depend on the classification of Focus LLC as a partnership for U.S. federal income tax purposes. While Focus LLC has taken steps to avail itself of safe harbors to protect itself from being treated as a “publicly traded partnership” under U.S. Treasury regulations, such a treatment would likely result in significant tax inefficiencies, including as a result of Focus Inc.’s inability to file a consolidated U.S. federal income tax return with Focus LLC. In addition, Focus Inc. would no longer have the benefit of the increases in tax basis covered under the Tax Receivable Agreements, and Focus Inc. would not be able to recover any payments previously made under the Tax Receivable Agreements, even if the corresponding tax benefits (including any claimed increase in the tax basis of Focus LLC’s assets) were subsequently determined to have been unavailable.

Risks Related to Financing and Liquidity

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.

At December 31, 2020, we had outstanding borrowings under the Credit Facility of approximately $1.5 billion at stated value and in January 2021, we increased the term loan borrowings under our Credit Facility by $500.0 million. Our ability to make scheduled payments on or to refinance our indebtedness including the Credit Facility, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

Risks Related to Regulation and Litigation

Our business is highly regulated.

Our partner firms are subject to extensive regulation by various regulatory and self-regulatory authorities in the United States, Australia, Canada and the United Kingdom. See “Part I. Item 1, Business—Regulatory Environment.”

Providing investment advice to clients is regulated on both the federal and state level in the United States. Our partner firms are predominantly investment advisers registered with the SEC under the Advisers Act. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Some of our partner firms manage registered and unregistered funds that subject them to additional disclosure and compliance requirements. The failure to comply with the Advisers Act and other securities laws and regulations could cause the SEC to institute proceedings and impose sanctions for violations, including censure or terminating their SEC registrations and could also result in litigation or reputational harm. In addition, our partner firms who are investment advisers are subject to notice filings and the anti-fraud rules of state securities regulators and certain individuals are subject to state registration in many instances under applicable state securities laws.

Our U.S. partner firms are also subject to regulation by the DOL under ERISA and related regulations with respect to investment advisory and management services provided to retirement plans and plan participants covered by ERISA and by the IRS with respect to IRAs pursuant to comparable provisions within the IRC. Among other requirements, ERISA and the IRC impose duties on persons who are fiduciaries under ERISA and the IRC, respectively, and prohibits certain transactions involving related parties.

Certain of our partner firms have affiliated SEC-registered broker-dealers. Broker-dealers and their personnel are regulated, to a large extent, by the SEC and self-regulatory organizations, principally FINRA and are subject to regulations which cover all aspects of the securities business Further, certain of our partner firms have licensed insurance affiliates. State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority.

Additionally, we and our partner firms are subject to various data privacy and cybersecurity laws designed to protect client and employee personally identifiable information. These laws and regulations are increasing in complexity and number which has resulted in greater compliance risk and cost for us. The unauthorized access, use, theft or destruction of client or employee personal, financial or other data could expose us to potential financial penalties and legal liability. Further, we and our partner firms are subject to anti-corruption laws and certain of our firms are subject to anti-money laundering laws in the jurisdictions in which we operate, as well as regulation and enforcement by agencies charged with administering those laws.

Our international operations are subject to additional non-U.S. regulatory requirements.

We have partner firms located in Australia, Canada and the United Kingdom. We may have partner firms located in other non-U.S. jurisdictions in the future. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any jurisdiction outside of the United States could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our reputation and operations and our partner firms in those jurisdictions. Regulators in jurisdictions outside of the United States could also change their policies or laws in a manner that might restrict or otherwise impede the ability of such partner firms to offer wealth management services in their respective markets, or they may be unable to keep up with, or adapt to, changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.

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

The legislative and regulatory environment in which our partner firms operate has undergone significant changes in the recent past. Regulatory review or the issuance of interpretations of existing laws and regulations may result in the enactment of new laws and regulations that could adversely affect our operations or our ability to conduct business profitably. We are unable to predict whether any such laws or regulations will be enacted and to what extent such laws and regulations would affect our business. See “Part I. Item 1, Business – Regulatory Environment.”

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

Our partner firms depend to a large extent on their network of relationships and on their reputation to attract and retain clients. The principals and other wealth management professionals at our partner firms make investment decisions on behalf of clients that could result in substantial losses. If clients suffer significant losses, or are otherwise dissatisfied with wealth management services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of contract, unjust enrichment and/or fraud. Moreover, our partner firms are predominantly U.S. RIAs and have a legal obligation to operate under the fiduciary standard, a heightened standard as compared to the standard of conduct applicable to broker-dealers. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced.

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

Principal or employee misconduct or disclosure of confidential information could expose us to significant legal liability and reputational harm.

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

Some of our partner firms have affiliated SEC-registered broker-dealers and licensed insurance affiliates, which create conflicts of interests. Certain of our partner firms also have compensation arrangements pursuant to which they receive payments based on client assets invested in certain third-party mutual funds. Such arrangements allow a partner firm to receive payments from multiple parties based on the same client asset and can incentivize a partner firm to act in a manner contrary to the best interests of its clients. As investment advisers subject to a legal obligation to operate under the fiduciary standard, these partner firms must fully disclose any conflicts between their interests and those of their clients. The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and our partner firms have implemented policies and procedures to mitigate conflicts of interest. However, if our partner firms fail to fully disclose conflicts of interest or if their policies and procedures are not effective, they could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our reputation, business and results of operations.

Acquisitions of newly established RIA firms formed by teams of wealth management professionals formerly employed at traditional brokerages and wirehouses expose us to litigation risk.

As part of the Focus Independence program, we have to date, with limited exceptions, acquired substantially all of the assets of new RIA firms formed by teams of wealth management professionals formerly employed at traditional brokerages and wirehouses. These acquisitions may expose us to the risk of legal actions alleging misappropriation of confidential information, including client information, unfair competition, and breach of contract. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. We may incur significant legal expenses in defending against litigation commenced by a brokerage or wirehouse. Substantial legal liability could have an adverse effect on our business, results of operations or financial condition or cause significant reputational harm to us.

In the event of a change of control of our company, we may be required to obtain the consent of our partner firms’ advisory clients to the change of control.

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

We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided or the expectations of our investors and analysts, especially in times of economic uncertainty. In the past, when results have differed from such guidance or expectations, the market price of our common stock has declined. If, in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts or if we reduce our guidance for future periods, the market price of our common stock may decline.

Investment vehicles affiliated with our private equity investors own a substantial percentage of the voting power of our common stock.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. As of February 15, 2021, investment vehicles affiliated with Stone Point Capital LLC (together with its affiliates, “Stone Point”) and Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, “KKR” or, together with Stone Point, the “PE Holders”) collectively owned approximately 32.5% of our Class A common stock (representing

20.5% of the economic interest and 23.2% of the voting power) and 69.1% of our Class B common stock (representing 0% of the economic interest and 19.9% of the voting power).

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

We do not have any current plans to pay dividends on our Class A common stock. Consequently, the only opportunity that holders of our Class A common stock will have to achieve a return on their investment in our Class A common stock is if the price of our Class A common stock appreciates.

We do not have any current plans to declare dividends on shares of our Class A common stock in the foreseeable future. Consequently, the only opportunity that holders of our Class A common stock will have to achieve a return on their investment in our Class A common stock will be if they sell their shares of Class A common stock at a price greater than they may pay for them. There is no guarantee that the price of our Class A common stock will ever exceed the price that a holder of our Class A common stock may pay for them.

Future sales or other issuances of our Class A common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

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

We have approximately 6,800,000 shares of our Class A common stock registered under our registration statements on Form S-8 for additional issuances under our equity incentive plan, that are available for resale in the public market without restriction, subject to the satisfaction of vesting, the requirements of Rule 144 and any other conditions.

We cannot predict the size of future issuances or sales of our Class A common stock or securities convertible into Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts or other issuances of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such could occur, may adversely affect prevailing market prices of our Class A common stock.

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

General Risks

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

If our system of internal controls has flaws, weaknesses or otherwise is not effective, we may not be able to accurately report our financial results or prevent fraud, which could result in a loss of investor confidence.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. For example, Section 404 of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could adversely affect our results of operations and financial condition or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A common stock.

Our inability to successfully recover from a disaster or other business continuity problem could cause material financial loss, regulatory actions, reputational harm or legal liability.

Should we experience a local or regional disaster or other business continuity problem, such as a terrorist attack, pandemic, security breach, power loss, telecommunications failure, earthquake, hurricane or other natural or man made disaster, our continued success will depend, in part, on the availability of personnel and office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. Further, we could potentially lose client data or experience adverse interruptions to our operations or delivery of services to clients in a disaster recovery scenario, which could result in material financial loss, regulatory action, reputational harm or legal liability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We and our partner firms conduct our operations using leased office facilities. While we believe we have suitable office space currently, we will continue to evaluate our office space requirements and will complement these facilities as necessary.

Our corporate headquarters is located at 875 Third Avenue, 28th Floor, New York, New York, where we occupy approximately 29,700 square feet of space under a lease, the term of which expires in 2035. In addition, each of our partner firms lease office space in the city or cities in which it conducts business.

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

From time to time, our partner firms receive requests for information from governmental authorities regarding business activities. We have cooperated and will continue to cooperate with all governmental agencies. We continue to believe that the resolution of any governmental inquiry will not have a material impact on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “FOCS” on July 26, 2018. Prior to that, there was no public market for our Class A common stock.

As of February 15, 2021, we had approximately 11 holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in “street” name.

There is no public market for our Class B common stock. As of February 15, 2021, we had 33 holders of record of our Class B common stock.

Dividends

We do not have any current plans to declare dividends on shares of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business and for other ordinary corporate purposes. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, the Credit Facility contains certain restrictions on our ability to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the three months ended December 31, 2020, we issued an aggregate of 348,094 shares of our Class A common stock and retired 233,786 shares of our Class B common stock and 249,087 incentive units in Focus LLC and acquired 348,094 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

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

	Focus Financial Partners, LLC		Focus Financial Partners Inc.

	Year Ended December 31,
	2016	2017	2018	2019	2020

	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$485,444	$662,887	$910,880	$1,218,341	$1,361,319
Operating expenses	447,161	657,134	866,446	1,150,695	1,241,491
Income from operations	38,283	5,753	44,434	67,646	119,828
Other expense, net	(21,580)	(55,613)	(76,071)	(72,622)	(50,203)
Income (loss) before income tax	16,703	(49,860)	(31,637)	(4,976)	69,625
Income tax expense (benefit)	981	(1,501)	9,450	7,049	20,660
Net income (loss)	$15,722	$(48,359)	$(41,087)	$(12,025)	$48,965
Non-controlling interest			40,497	(847)	(20,920)
Net income (loss) attributable to common shareholders			$(590)	$(12,872)	$28,045
Income (loss) per share of Class A common stock:
Basic			$(0.01)	$(0.28)	$0.58
Diluted			$(0.01)	$(0.28)	$0.57
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$16,508	$51,455	$33,213	$65,178	$65,858
Total assets	752,941	1,234,837	1,937,778	2,653,629	3,062,881
Total liabilities	562,339	1,148,749	1,125,258	1,849,659	2,204,002
Total mezzanine equity	452,485	864,749	—	—	—
Total deficit/equity	(261,883)	(778,661)	812,520	803,970	858,879
Other Financial Data:
Revenue Metrics:
Revenue growth(1) from prior period	27.0%	36.6%	37.4%	33.8%	11.7%
Organic revenue growth(2) from prior period	5.2%	13.4%	13.0%	15.1%	7.0%
Management Fees Metrics (operating expense):
Management fees growth(3) from prior period	28.0%	42.5%	42.2%	30.9%	14.7%
Organic management fees growth(4) from prior period	3.6%	23.0%	14.3%	10.2%	7.8%
Net Income (Loss) Metrics:
Net income (loss)	$15,722	$(48,359)	$(41,087)	$(12,025)	$48,965
Net income growth from prior period	68.7%	*	15.0%	70.7%	*
Income (loss) per share of Class A common stock:
Basic	N/A	N/A	$(0.01)	$(0.28)	$0.58
Diluted	N/A	N/A	$(0.01)	$(0.28)	$0.57
Income (loss) per share of Class A common stock growth from prior period:
Basic	N/A	N/A	N/A	*	*
Diluted	N/A	N/A	N/A	*	*
Adjusted EBITDA Metrics:
Adjusted EBITDA(5)	$103,038	$145,226	$203,402	$269,834	$321,763
Adjusted EBITDA growth(5) from prior period	36.6%	40.9%	40.1%	32.7%	19.2%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)(6)	$56,578	$70,484	$102,520	$146,718	$195,562
Adjusted Net Income Excluding Tax Adjustments growth (5)(6) from prior period	28.0%	24.6%	45.5%	43.1%	33.3%
Tax Adjustments
Tax Adjustments (5)(6)(7)(8)	$11,991	$16,217	$22,828	$31,860	$37,254
Tax Adjustments growth from prior period (5)(6)(7)(8)	48.4%	35.2%	40.8%	39.6%	16.9%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share
Adjusted Net Income Excluding Tax Adjustments Per Share (5)(6)(7)	$0.78	$0.98	$1.42	$1.96	$2.46
Tax Adjustments Per Share (5)(6)(7)(8)	$0.17	$0.23	$0.32	$0.42	$0.47
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5)(6)(7) from prior period	25.8%	25.6%	44.9%	38.0%	25.5%
Tax Adjustments Per Share growth from prior period (5)(6)(7)(8)	54.5%	35.3%	39.1%	31.3%	11.9%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (5)(6)	71,843,916	71,843,916	71,960,540	75,039,357	79,397,568
Other Metrics:
Net Leverage Ratio (9) at period end	N/A	5.60x	3.33x	4.00x	3.89x
Acquired Base Earnings(10)	$23,217	$44,191	$37,750	$35,138	$22,121
Number of partner firms at period end(11)	42	51	58	63	71

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.
(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments Per Share and Adjusted Shares Outstanding are non-GAAP financial measures. For definitions of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Business.”
(6)	In disclosures, including filings with the SEC, made prior to the quarter ended September 30, 2020, “Adjusted Net Income Excluding Tax Adjustments” and “Tax Adjustments” were presented together as “Adjusted Net Income.” Additionally, “Adjusted Net Income Excluding Tax Adjustments Per Share” and “Tax Adjustments Per Share” were presented together as “Adjusted Net Income Per Share.
(7)	For periods ended prior to the closing of the IPO and the consummation of the Reorganization Transactions on July 30, 2018, certain tax related adjustments are made and Adjusted Shares Outstanding of 71,843,916 are deemed to be outstanding for comparative purposes only.
(8)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of December 31, 2020, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $41,718.

(9)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under our first lien term loan (the “First Lien Term Loan”) and our First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). A different facility was in place in periods prior to 2017, accordingly the amount is not comparable or applicable for 2016.
(10)	The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our retained cumulative preferred position in Base Earnings. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.
(11)	Represents the number of partner firms on the last day of the period presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion and analysis of our financial condition and results of operations in conjunction with “Part II, Item 6, Selected Financial Data” and the historical financial statements and related notes included elsewhere in this Annual Report. The information in this section contains forward-looking statements. Please read “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may differ significantly from the results suggested by these forward-looking statements and from our historical results. Some factors that may cause our results to differ are described in “Part I, Item 1A, Risk Factors.” The historical financial data discussed below reflects the historical results of operations and financial position of Focus Inc., including consolidation of its investment in Focus LLC, since July 30, 2018. Prior to July 30, 2018, the closing date of the IPO, the historical financial data discussed below represents the historical results of operations and financial position of Focus LLC.

Overview

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented RIA industry, with a footprint of over 70 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating as part of a scaled business model with aligned economic interests, while retaining their entrepreneurial culture and independence.

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

Since we began revenue-generating and acquisition activities in 2006, we have created a partnership of over 70 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues in excess of $1.3 billion for the year ended December 31, 2020. For the year ended December 31, 2020, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into Australia, Canada and the United Kingdom.

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

	Year Ended December 31,
	2018		2019		2020
		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$853,033	93.6%	$1,149,655	94.4%	$1,286,130	94.5%
Other	57,847	6.4%	68,686	5.6%	75,189	5.5%
Total revenues	$910,880	100.0%	$1,218,341	100.0%	$1,361,319	100.0%

During the years ended December 31, 2018, 2019 and 2020, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices and customer relationships by our existing partner firms. In 2018, 2019 and 2020, we completed acquisitions of eight, six and seven partner firms, respectively. In 2018, the new partner firms were Cornerstone Wealth, Fortem Financial, Bartlett Wealth Management, Campbell Deegan Financial, Nigro Karlin Segal Feldstein & Bolno, Asset Advisors Investment Management, Edge Capital Group and Vista Wealth Management. In 2019, the new partner firms were Altman Greenfield & Selvaggi, Prime Quadrant, Foster Dykema & Cabot, Escala Partners, Sound View Wealth Advisors and Williams Jones. In 2020, the new partner firms were Nexus Investment Management, MEDIQ Financial Services, InterOcean Capital, Seasons of Advice, CornerStone Partners, Fairway Wealth Management and Kavar Capital Partners.

In 2018, 2019 and 2020, our partner firms completed 17, 28 and 18 transactions, respectively, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification (“ASC”) Topic 805: Business Combinations and asset acquisitions, including four transactions completed by Connectus in 2020.

See Note 5 to our consolidated financial statements for additional information about our acquisitions.

For the year ended December 31, 2020, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. We estimate that approximately 26% of our revenues for the year ended December 31, 2020 were not directly correlated to the financial markets. Of the 74% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the year ended December 31, 2020, we estimate that approximately 67% of such revenues were generated from advance billings. We estimate that approximately 25% of our revenues for the three months ended December 31, 2020 were not directly correlated to the financial markets. Of the 75% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three months ended December 31, 2020, we estimate that approximately 63% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 63% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship. For example, during 2018, 2019 and 2020, the Standard & Poor’s 500 Index had a total return of (4.4)%, 31.5% and 18.4%, respectively, and the Barclays U.S. Aggregate Bond Index had a total return for the same periods of 0.0%, 8.7% and 7.5% respectively. By comparison, for the same periods our organic revenue growth was 13.0%, 15.1% and 7.0%, respectively. For additional information, please read “—How We Evaluate our Business.”

During the year ended December 31, 2020, our revenues were negatively impacted by the effects of Covid-19 on the financial markets as a result of our market correlated revenues, which represented 74% of our total revenues for the year ended December 31, 2020. Our market correlated revenues for subsequent periods could be impacted by any negative effects of Covid-19 on the financial markets. Additionally, a portion of our non-market correlated revenues are derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist in 2021. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

Operating Expenses

Our operating expenses consist of compensation and related expenses, management fees, selling, general and administrative expenses, management contract buyout, intangible amortization, non-cash changes in fair value of estimated contingent consideration and depreciation and other amortization expense.

Compensation and Related Expenses

Compensation and related expenses include salaries, wages, related employee benefits and taxes for employees at our partner firms and employees at the Focus LLC company level. Compensation and related expenses also include non-cash compensation expense, associated with both Focus Inc.’s and Focus LLC’s equity grants to employees and non-employees, including management company principals.

Management Fees

While we have to date, with limited exceptions, acquired substantially all of the assets of a target firm, following our acquisition of a new partner firm, the partner firm continues to be primarily managed by its principals through their 100% ownership of a management company formed by them concurrently with the acquisition. Our operating subsidiary, the management company and the principals enter into a management agreement that provides for the payment of ongoing management fees to the management company. The terms of the management agreements are generally six years subject to automatic renewals for consecutive one-year terms, unless earlier terminated by either the management company or us in certain limited situations. Under the management agreement, the management company is entitled to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of EBPC in excess of Target Earnings.

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

Non-Cash Changes in Fair Value of Estimated Contingent Consideration

We have typically incorporated into our acquisition structure contingent consideration paid to the sellers upon the satisfaction of specified financial thresholds, and the purchase price for a typical acquisition is comprised of a base purchase price and the right to receive such contingent consideration in the form of earn out payments. The contingent consideration for acquisitions of new partner firms is generally paid over a six-year period upon the satisfaction of specified growth thresholds, in years three and six. These growth thresholds are typically tied to the compounded annual growth rate (“CAGR”) of the partner firm’s earnings. Such growth thresholds can be set annually over the six-year period as well. The contingent consideration for acquisitions made by our partner firms is paid upon the satisfaction of specified financial thresholds. These thresholds are generally tied to revenue as adjusted for certain criteria or other operating metrics based on the retention or growth of the business acquired. These arrangements may result in the payment of additional purchase price consideration to the sellers for periods following the closing of an acquisition. Contingent consideration payments are typically payable in cash and, in some cases, equity.

For business acquisitions, we recognize the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in exchange for substantially all of the assets or equity of the wealth management firm. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in our consolidated statements of operations.

Depreciation and Other Amortization

Depreciation and other amortization expense primarily represents the benefits we received from using long-lived assets such as computers and equipment, leasehold improvements and furniture and fixtures. Those assets primarily consist of purchased fixed assets as well as fixed assets acquired through our acquisitions.

Business Acquisitions

We completed 19, 31 and 21 business acquisitions during the years ended December 31, 2018, 2019 and 2020, respectively, consisting of both new partner firms and acquisitions by our partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The base purchase price typically consists of an upfront cash payment and may include equity. The contingent consideration for acquisitions of new partner firms generally consists of earn outs over a six year period following the closing, with payment upon the satisfaction of specified growth thresholds in years three and six. The growth thresholds are typically tied to the CAGR of the partner firm’s earnings. Such growth thresholds can be set annually over the six-year period as well. The contingent consideration for acquisitions made by our partner firms generally is earned upon the satisfaction of specified financial thresholds. These thresholds are generally tied to revenue as adjusted for certain criteria or other operating metrics based on the retention or growth of the business acquired. The contingent consideration is typically payable in cash and, in some cases, equity.

The following table summarizes our business acquisitions for the years ended December 31, 2018, 2019 and 2020 (dollars in thousands):

	2018	2019	2020
Number of business acquisitions closed	19	31	21
Consideration:
Cash and option premium	$408,478	$507,498	$327,722
Cash due subsequent to closing at net present value and working capital adjustments	39,134	4,341	(174)
Fair market value of Focus LLC common units issued	51,456	—	—
Fair market value of Class A common stock issued	112,461	—	—
Fair market value of estimated contingent consideration	42,086	82,781	46,918
Total consideration	$653,615	$594,620	$374,466

In addition, we completed six, three and four acquisitions during the years ended December 31, 2018, 2019 and 2020, respectively, that did not meet the definition of a business under ASC Topic 805: Business Combinations. These acquisitions primarily related to the acquisition of customer relationships.

Substantially all of our acquisitions have been paid for with a combination of cash flow from operations, proceeds from the IPO, proceeds from borrowings under our Credit Facility and equity, valued at the then-fair market value.

Our acquisition activity was negatively impacted during 2020 by the effects of Covid-19 as a result of targets focusing on management and client matters as well as potential uncertainties around valuations during periods of Covid-19 related market stress. We completed 21 business acquisitions during the year ended December 31, 2020 compared to 31 business acquisitions during the year ended December 31, 2019. The effects of Covid-19 may impact the timing and our ability to pursue and make future acquisitions.

Recent Development

In January 2021, we announced a joint venture with Orion Advisor Solutions, which will make the cash, credit and related services developed by Focus Client Solutions available to wealth management firms on Orion’s WealthTech platform. While an important and innovative initiative, we do not expect the joint venture to have a meaningful impact on our results of operations in the short term but believe that this joint venture will create important value over time.

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics include the following:

	Year Ended December 31,
	2018	2019	2020

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$910,880	$1,218,341	$1,361,319
Revenue growth (1) from prior period	37.4%	33.8%	11.7%
Organic revenue growth (2) from prior period	13.0%	15.1%	7.0%
Management Fees Metrics (operating expense):
Management fees	$232,703	$304,701	$349,475
Management fees growth (3) from prior period	42.2%	30.9%	14.7%
Organic management fees growth (4) from prior period	14.3%	10.2%	7.8%
Net Income (Loss) Metrics:
Net income (loss)	$(41,087)	$(12,025)	$48,965
Net income (loss) growth from prior period	15.0%	70.7%	*
Income (loss) per share of Class A common stock:
Basic	$(0.01)	$(0.28)	$0.58
Diluted	$(0.01)	$(0.28)	$0.57
Income (loss) per share of Class A common stock growth from prior period:
Basic	N/A	*	*
Diluted	N/A	*	*
Adjusted EBITDA Metrics:
Adjusted EBITDA (6)	$203,402	$269,834	$321,763
Adjusted EBITDA growth (6) from prior period	40.1%	32.7%	19.2%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)(6)	$102,520	$146,718	$195,562
Adjusted Net Income Excluding Tax Adjustments growth (5)(6) from prior period	45.5%	43.1%	33.3%
Tax Adjustments
Tax Adjustments (5)(6)(7)	$22,828	$31,860	$37,254
Tax Adjustments growth from prior period (5)(6)(7)	40.8%	39.6%	16.9%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)(6)	$1.42	$1.96	$2.46
Tax Adjustments Per Share (5)(6)(7)	$0.32	$0.42	$0.47
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5)(6) from prior period	44.9%	38.0%	25.5%
Tax Adjustments Per Share growth from prior period (5)(6)(7)	39.1%	31.3%	11.9%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (6)	71,960,540	75,039,357	79,397,568
Other Metrics:
Net Leverage Ratio (8) at period end	3.33x	4.00x	3.89x
Acquired Base Earnings (9)	$37,750	$35,138	$22,121
Number of partner firms at period end (10)	58	63	71

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.

(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	In disclosures, including filings with the SEC, made prior to the quarter ended September 30, 2020, “Adjusted Net Income Excluding Tax Adjustments” and “Tax Adjustments” were presented together as “Adjusted Net Income.” Additionally, “Adjusted Net Income Excluding Tax Adjustments Per Share” and “Tax Adjustments Per Share” were presented together as “Adjusted Net Income Per Share.”
(6)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(7)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of December 31, 2020, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $41,718.
(8)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income (loss) excluding interest income, interest expense, income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, gain on sale of investment, loss on extinguishment of borrowings, other expense/income, net, impairment of equity method investment, management contract buyout and other one-time transaction expenses, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2018	2019	2020

	(in thousands)
Net income (loss)	$(41,087)	$(12,025)	$48,965
Interest income	(1,266)	(1,164)	(453)
Interest expense	56,448	58,291	41,658
Income tax expense	9,450	7,049	20,660
Amortization of debt financing costs	3,498	3,452	2,909
Intangible amortization	90,381	130,718	147,783
Depreciation and other amortization	8,370	10,675	12,451
Non‑cash equity compensation expense	44,468	18,329	22,285
Non‑cash changes in fair value of estimated contingent consideration	6,638	38,797	19,197
Gain on sale of investment	(5,509)	—	—
Loss on extinguishment of borrowings	21,071	—	6,094
Other expense, net	2,350	1,049	214
Impairment of equity method investment	—	11,749	—
Management contract buyout	—	1,428	—
Other one‑time transaction expenses	8,590	1,486	—
Adjusted EBITDA	$203,402	$269,834	$321,763

Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share

We analyze our performance using Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share. Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are non GAAP measures. We define Adjusted Net Income Excluding Tax Adjustments as net income (loss) excluding income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, gain on sale of investment, loss on extinguishment of borrowings, management contract buyout, if any, and other one time transaction expenses. The calculation of Adjusted Net Income Excluding Tax Adjustments also includes adjustments to reflect a pro forma 27% income tax rate reflecting the estimated U.S. federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.

Adjusted Net Income Excluding Tax Adjustments Per Share is calculated by dividing Adjusted Net Income Excluding Tax Adjustments by the Adjusted Shares Outstanding. Adjusted Shares Outstanding includes: (i) the weighted average shares of Class A common stock outstanding during the periods, (ii) the weighted average incremental shares of Class A common stock related to stock options outstanding during the periods, (iii) the weighted average incremental shares of Class A common stock related to unvested Class A common stock outstanding during the periods, (iv) the weighted average incremental shares of Class A common stock related to restricted stock units outstanding during the periods, (v) the weighted average number of Focus LLC common units outstanding during the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock), (vi) the weighted average number of Focus LLC unvested restricted common units outstanding during the periods (assuming that 100% of such Focus LLC unvested restricted common units have been exchanged for Class A common stock) and (vii) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the periods based on the closing price of our Class A common stock on the last trading day of the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

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

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income (loss) to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share:

	Year Ended December 31,
	2018	2019	2020

	(dollars in thousands, except per share data)
Net income (loss)	$(41,087)	$(12,025)	$48,965
Income tax expense	9,450	7,049	20,660
Amortization of debt financing costs	3,498	3,452	2,909
Intangible amortization	90,381	130,718	147,783
Non‑cash equity compensation expense	44,468	18,329	22,285
Non‑cash changes in fair value of estimated contingent consideration	6,638	38,797	19,197
Gain on sale of investment	(5,509)	—	—
Loss on extinguishment of borrowings	21,071	—	6,094
Impairment of equity method investment	—	11,749	—
Management contract buyout	—	1,428	—
Other one‑time transaction expenses (1)	11,529	1,486	—
Subtotal	140,439	200,983	267,893
Pro forma income tax expense (27%) (2)	(37,919)	(54,265)	(72,331)
Adjusted Net Income Excluding Tax Adjustments	$102,520	$146,718	$195,562
Tax Adjustments (3)	$22,828	$31,860	$37,254
Adjusted Net Income Excluding Tax Adjustments Per Share	$1.42	$1.96	$2.46
Tax Adjustments Per Share (3)	$0.32	$0.42	$0.47
Adjusted Shares Outstanding	71,960,540	75,039,357	79,397,568

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (4)	43,122,782	46,792,389	48,678,584
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options, unvested Class A common stock and restricted stock units (5)	102,549	20,428	118,029
Weighted average Focus LLC common units outstanding (6)	22,630,668	22,424,378	21,461,080
Weighted average Focus LLC restricted common units outstanding (7)	—	—	5,005
Weighted average common unit equivalent of Focus LLC incentive units outstanding (8)	6,104,541	5,802,162	9,134,870
Adjusted Shares Outstanding	71,960,540	75,039,357	79,397,568
(1)	In 2018, primarily relates to one-time expenses related to (a) Loring Ward severance cash compensation of $507 during the three months ended December 31, 2018, which was recorded in compensation and related expenses, and IPO and Reorganization Transaction cash compensation expenses of $5,926 during the three months ended September 30, 2018, which were recorded in compensation and related expenses, (b) transaction expenses of $1,762, which were recorded in selling, general and administrative expenses, associated with the acquisition of Loring Ward, of which $1,114 were incurred during the three months ended December 31, 2018 and $648 were incurred during the three months ended September 30, 2018 and (c) other expenses, net of $2,373 during the three months ended December 31, 2018, which were recorded in other (expense) income-net, primarily related to the loss on sale of a tax customer list and related receivables. In 2019, relates to one time expenses related to (a) Loring Ward severance cash compensation of $280 during the three months ended March 31, 2019, which were recorded in compensation and related expenses and (b) transaction expenses of $786 and $420, associated with the acquisition of Loring Ward, which were recorded in selling, general and administrative expenses during the three months ended March 31, 2019 and June 30, 2019, respectively.
(2)	The pro forma income tax rate of 27% reflects the estimated U.S. federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.
(3)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of December 31, 2020, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $41,718.
(4)	Represents our GAAP weighted average Class A common stock outstanding—basic.
(5)	The incremental shares for the year ended December 31, 2018 and 2019 related to stock options, unvested Class A common stock and restricted stock units as calculated using the treasury stock method were not included in the calculation of the GAAP weighted average shares of Class A common stock—diluted as the result would have been anti-dilutive.
(6)	Assumes that 100% of Focus LLC common units were exchanged for Class A common stock.
(7)	Assumes that 100% of Focus LLC unvested restricted common units were exchanged for Class A common stock.
(8)	Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock.

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

Public Company Expenses

Our operating expenses have increased as a result of being a publicly traded company, including expenses related to annual and quarterly report preparation, tax return preparation, independent auditor fees, investor relations activities, transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. Our accounting, legal, tax and personnel-related expenses have increased as we supplemented our compliance and governance functions, maintained and reviewed internal controls over financial reporting and prepared and distributed periodic reports as required by the rules and regulations of the SEC.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2019

For a comparison of the years ended December 31, 2018 and 2019, see Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2020

The following discussion presents an analysis of our results of operations for the years ended December 31, 2019 and 2020. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended
	December 31,
	2019	2020	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$1,149,655	$1,286,130	$136,475	11.9%
Other	68,686	75,189	6,503	9.5%
Total revenues	1,218,341	1,361,319	142,978	11.7%
Operating expenses:
Compensation and related expenses	431,465	476,208	44,743	10.4%
Management fees	304,701	349,475	44,774	14.7%
Selling, general and administrative	232,911	236,377	3,466	1.5%
Management contract buyout	1,428	—	(1,428)	*
Intangible amortization	130,718	147,783	17,065	13.1%
Non‑cash changes in fair value of estimated contingent consideration	38,797	19,197	(19,600)	(50.5)%
Depreciation and other amortization	10,675	12,451	1,776	16.6%
Total operating expenses	1,150,695	1,241,491	90,796	7.9%
Income from operations	67,646	119,828	52,182	77.1%
Other income (expense):
Interest income	1,164	453	(711)	(61.1)%
Interest expense	(58,291)	(41,658)	16,633	28.5%
Amortization of debt financing costs	(3,452)	(2,909)	543	15.7%
Loss on extinguishment of borrowings	—	(6,094)	(6,094)	*
Other expense—net	(1,049)	(214)	835	79.6%
Income from equity method investments	755	219	(536)	(71.0)%
Impairment of equity method investment	(11,749)	—	11,749	*
Total other expense—net	(72,622)	(50,203)	22,419	30.9%
Income (loss) before income tax	(4,976)	69,625	74,601	*
Income tax expense	7,049	20,660	13,611	193.1%
Net income (loss)	$(12,025)	$48,965	$60,990	*

*            Not meaningful

Revenues

Wealth management fees increased $136.5 million, or 11.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. New partner firms added subsequent to the year ended December 31, 2019 that are included in our results of operations for the year ended December 31, 2020 include Nexus Investment Management, MEDIQ Financial Services, InterOcean Capital, Seasons of Advice, CornerStone Partners, Fairway Wealth Management and Kavar Capital Partners. Additionally, our partner firms completed 18 acquisitions subsequent to the year ended December 31, 2019. The new partner firms contributed approximately $20.9 million in wealth management fees during the year ended December 31, 2020. The balance of the increase of $115.6 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm-level acquisitions as well as a full period of revenue recognized during the year ended December 31, 2020 for partner firms that were acquired during the year ended December 31, 2019.

Other revenues increased $6.5 million, or 9.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase related to new partner firms was approximately $0.9 million. The balance of the increase of $5.6 million was due primarily to an increase in recordkeeping and administration fees from a partner firm-level acquisition.

Operating Expenses

Compensation and related expenses increased $44.7 million, or 10.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase related to new partner firms was approximately $3.8 million. Non-cash equity compensation increased $4.0 million primarily from incentive units granted in 2019. The balance of the increase of $36.9 million was due to an increase in salaries and related expense, in part the result of a full period of expense recognized during the year ended December 31, 2020 for partner firms acquired and partner firm-level acquisitions during the year ended December 31, 2019 and partner firm-level acquisitions during the year ended December 31, 2020.

Management fees increased $44.8 million, or 14.7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase related to the new partner firms was approximately $8.9 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $35.9 million was due to the increase in earnings during the year ended December 31, 2020 compared to the year ended December 31, 2019, in part the result of a full period of earnings recognized during the year ended December 31, 2020 for partner firms acquired and partner firm-level acquisitions during the year ended December 31, 2019, and partner firm-level acquisitions during the year ended December 31, 2020.

Selling, general and administrative expenses increased $3.5 million, or 1.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. New partner firms added approximately $3.1 million.

Management contract buyout of $1.4 million for the year ended December 31, 2019 was related to cash consideration for the buyout of a management agreement with one of our retiring principals whereby the business operations of the relevant partner firm were transitioned to one of our other partner firms.

Intangible amortization increased $17.1 million, or 13.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase related to new partner firms was approximately $3.0 million. The balance of the increase of $14.1 million was due in part to a full period of amortization during the year ended December 31, 2020 for partner firms acquired and partner firm-level acquisitions during the year ended December 31, 2019, and in part to partner firm-level acquisitions during the year ended December 31, 2020.

Non-cash changes in fair value of estimated contingent consideration decreased $19.6 million or 50.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. During the year ended December 31, 2020 the probability that certain contingent consideration payments would be achieved decreased resulting in a decrease in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $1.8 million, or 16.6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily related to fixed assets at our corporate headquarters during the year ended December 31, 2019.

Other income (expense)

Interest expense decreased $16.6 million, or 28.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was due to lower average interest rates during the year ended December 31, 2020 as a result of the January 2020 Credit Facility amendment to reduce the interest rate spread on the First Lien Term Loan and lower LIBOR rates.

During the year ended December 31, 2020, a loss on extinguishment of borrowings of $6.1 million was recognized in connection with the January 2020 Credit Facility amendment.

During the year ended December 31, 2019, we recognized an impairment of an equity method investment of $11.8 million due to an other-than-temporary decline in the fair value of the investment. This investment contributed $0.5 million to income from equity method investments during the year ended December 31, 2019.

Income Tax Expense

Income tax expense increased $13.6 million, or 193.1%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. For the year ended December 31, 2020, we recorded a tax expense of approximately $20.7 million resulting in an estimated annual effective tax rate of 29.7%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC as a result of the IPO and Reorganization Transactions.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2020, we met our cash and liquidity needs primarily through cash generated by our operations and borrowings under our Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as the Credit Facility, especially for acquisition activities. If our acquisition activity continues at an accelerated pace, or for larger acquisition opportunities, we may decide to issue equity either as consideration or in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

Tax Receivable Agreements

Our Tax Receivable Agreements with the TRA holders generally provide for the payment by Focus Inc. to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Focus Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the IPO as a result of certain increases in tax basis and certain tax benefits attributable to imputed interest. Focus Inc. will retain the benefit of the remaining 15% of these cash savings.

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of

December 31, 2020, we expect that future payments to the TRA holders will be $81.6 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the year ended December 31, 2019 compared to the year ended December 31, 2020. For information regarding our cash flows and cash and cash equivalents for the year ended December 31, 2018 compared to the year ended December 31, 2019, see Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2019:

	Year Ended
	December 31,
	2019	2020	$ Change	% Change

Cash provided by (used in):
Operating activities	$194,774	$211,361	$16,587	8.5%
Investing activities	(556,455)	(372,973)	183,482	33.0%
Financing activities	393,567	161,831	(231,736)	(58.9)%
Cash and cash equivalents—end of period	65,178	65,858	680	1.0%

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

Net cash provided by operating activities increased $16.6 million, or 8.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily related to an increase in net income of $61.0 million offset in part by a decrease in adjustments to reconcile net income of $3.9 million, due primarily to a decrease in non-cash changes in fair value of estimated contingent consideration and impairment of equity method investment offset in part by an increase in intangible amortization, and a decrease in operating assets and liabilities of $40.5 million during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Investing Activities

Net cash used in investing activities decreased $183.5 million, or 33.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to a decrease of $183.8 million in cash paid for acquisitions and contingent consideration during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 decreased $231.7 million, or 58.9%, compared to the year ended December 31, 2019. The decrease was primarily due to a decrease in net borrowings made under the Credit Facility of $210.9 million and an increase in contingent consideration paid of $27.9 million during the year ended December 31, 2020 compared to the year ended December 31, 2019.

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

	Trailing 4-Quarters Ended December 31,
	2019	2020

	(in thousands)
Net cash provided by operating activities (1)	$194,774	$211,361
Purchase of fixed assets	(25,472)	(19,349)
Distributions for unitholders	(20,641)	(22,457)
Payments under tax receivable agreements	—	—
Adjusted Free Cash Flow	$148,661	$169,555

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended December 31, 2019 was $9.2 million, $4.0 million, $0.8 million and $0.8 million, respectively, totaling $14.8 million for the trailing 4-quarters ended December 31, 2019. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended December 31, 2020 was $8.3 million, $16.4 million, $3.8 million and $2.4 million, respectively, totaling $30.9 million for the trailing 4-quarters ended December 31, 2020. See Note 8 to our consolidated financial statements for additional information.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2020:

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(in thousands)
Credit Facility maturities	$1,507,622	$11,565	$403,131	$1,092,926	$—
Credit Facility interest	111,132	34,776	64,446	11,910	—
Credit Facility letters of credit	7,587	7,587	—	—	—
Operating lease obligations	321,533	48,678	82,359	68,015	122,481
Tax receivable agreements obligations	81,563	4,116	8,451	9,511	59,485
Total	$2,029,437	$106,722	$558,387	$1,182,362	$181,966

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Credit Facilities

As of December 31, 2020, our Credit Facility consisted of a $1.13 billion First Lien Term Loan and a $650.0 million First Lien Revolver.

In January 2020, we amended our First Lien Term Loan to reduce the interest rates. The First Lien Term Loan bears interest (at our option) at: (i) the LIBOR plus a margin of 2.00% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.00%.

In January 2021, we amended and expanded our First Lien Term Loan by $500.0 million and incurred $2.7 million in debt financing costs. The debt was issued at a discount of 0.125% or $0.6 million which is being amortized to interest expense over the remaining term of the First Lien Term Loan. The required quarterly installment repayments of $2.9 million were increased to $4.2 million. The First Lien Term Loan has a maturity date of July 2024.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At December 31, 2020, our First Lien Leverage Ratio was 3.89:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $370.5 million at December 31, 2020. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2020. Based on the excess cash flow calculation for the year ended December 31, 2020, no contingent principal payments are required to be made in 2021.

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

At December 31, 2020, outstanding stated value borrowings under the Credit Facility were approximately $1.5 billion. The weighted-average interest rate for outstanding borrowings was approximately 3% for the year ended December 31, 2020. As of December 31, 2020, the First Lien Revolver available unused commitment line was $262.4 million. At December 31, 2020, we had outstanding letters of credit in the amount of $7.6 million bearing interest at an annual rate of approximately 2%.

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

In summary, at December 31, 2020, $850.0 million or approximately 75% of borrowings under the First Lien Term Loan have been swapped from a variable interest rate to a fixed interest rate. The weighted average interest rate on these borrowings is approximately 2.62%, inclusive of the 2.0% LIBOR spread.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. Our financial statements include the accounts of Focus Inc. and our subsidiaries. Intercompany transactions and balances are eliminated in consolidation. Critical accounting policies are those that are the most important to the preparation of our financial condition and results of operations and that require our most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the Note 2 to our financial statements, our most critical accounting policies are discussed below. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and the accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent. Actual results could differ from those estimates.

Revenue Recognition

Wealth Management Fees

We recognize revenue from wealth management fees, which are primarily comprised of fees earned for advising on the assets of clients, financial and tax planning fees, consulting fees, tax return preparation fees, fees for family office services, and fees for wealth management and operational support services provided to third-party wealth management firms. Client arrangements may contain one of the services or multiple services, resulting in either a single or multiple performance obligations within the same client arrangement, each of which are separately identifiable and priced, and accounted for as the related services are provided and consumed over time. Fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly, or semiannual basis. Revenue is recognized over the respective service period based on time elapsed or hours expended, as the case may be, which is deemed to be the most faithful depiction of the transfer of services as clients benefit from services over the respective period. Revenue for wealth management and operational support services provided to third party wealth management firms is presented net since these services are performed in an agent capacity. Client agreements typically do not have a specified term and may be terminated at any time by either party subject to the respective termination and notification provisions in each agreement.

A majority of our wealth management fees are correlated to the markets, and therefore are considered variable consideration. Our market-correlated fees are dependent on the market and, thus, are susceptible to factors outside our control. Therefore, at inception of the contractual service period for fees which are based on the market values at the end of the service period, we cannot conclude that it is probable that a reversal in the cumulative revenue recognized would not occur if the estimate was included in the transaction price at that time. However, at each quarterly reporting date, we update our estimate of the transaction price as the market uncertainty is typically resolved. We can then reasonably conclude that a reversal of the variable consideration will not occur for those services already provided.

Wealth management fees are recorded when: (i) an arrangement with a client has been identified; (ii) the performance obligations have been identified; (iii) the fee or other transaction price has been determined; (iv) the fee or other transaction price has been allocated to each performance obligation based on standalone fee rates; and (v) we have satisfied the applicable performance obligation.

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

Business Acquisitions

Business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations. Business acquisitions are accounted for by allocating the purchase price consideration to the fair value of assets acquired and liabilities assumed. The purchase price allocations are based upon preliminary valuations, and our estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the dates of acquisition, will change the amount of the purchase price allocations. Goodwill is recognized as the excess of the purchase price consideration over the fair value of net assets of the business acquired. All transaction costs are expensed as incurred.

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

Goodwill is tested annually for impairment as of October 1, or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We compare the fair value of the reporting unit to the carrying value of the net assets of the reporting unit. The fair value of the reporting unit is determined using a market approach. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit no further consideration is necessary. If the carrying value exceeds the fair value of the reporting unit, we would record an impairment charge for the amount that the carrying value exceeds the fair value of the reporting unit.

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

We review and evaluate tax positions in our major tax jurisdictions and determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, we have recorded no reserves for uncertain tax positions at December 31, 2019 and December 31, 2020.

We have entered into Tax Receivable Agreements with the TRA holders. The agreements generally provide for the payment by us to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that we actually realize (computed using simplifying assumptions to address the impact of state and local taxes) or are deemed to realize in certain circumstances in connection with the Reorganization Transactions and in periods after the IPO, as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of these cash savings.

As a result of the Reorganization Transactions and the exchange of certain units of Focus LLC, as of December 31, 2020, Focus Inc. had a liability of $81.6 million relating to its obligations under the Tax Receivable Agreements. The foregoing amount of expected future payments to TRA holders is merely an estimate and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments under the Tax Receivable Agreements as compared to the foregoing estimates.

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

Stock Based Compensation Costs

Compensation cost for Focus LLC incentive units and Focus Inc. stock option awards is measured based on the fair value of awards determined by the Black-Scholes option pricing model or the Monte Carlo Simulation Model on the date that the awards are granted or modified, and is adjusted for the estimated number of awards that are expected to be forfeited. Compensation cost for unvested Class A common stock and restricted stock units, as well as Focus LLC restricted common units, is measured based on the market value of the Class A common stock on the date that the awards are granted and is adjusted for the estimated number of awards that are expected to be forfeited. The compensation cost is recognized on a straight-line basis over the requisite service period. Non-cash equity compensation expense, associated with employees and non-employees, including principals in the management companies, is included in compensation and related expenses in the consolidated statements of operations. We estimate forfeitures at the time of the respective grant and revise those estimates in subsequent periods if actual forfeitures differ materially from those estimates. We use historical data to estimate forfeitures and record non-cash equity compensation expense only for those awards that are expected to vest.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the year ended December 31, 2020, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

During the year ended December 31, 2020, our revenues were negatively impacted by the effects of Covid-19 on the financial markets as a result of our market correlated revenues, which represented 74% of our total revenues for the year ended December 31, 2020. Our market correlated revenues for subsequent periods could be impacted by any negative effects of Covid-19 on the financial markets. Additionally, a portion of our non-market correlated revenues are derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist in 2021. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements in March and April 2020 to manage interest rate exposure in connection with our variable interest rate borrowings. As of December 31, 2020, we had total stated value borrowings outstanding under our Credit Facility of approximately $1.5 billion. At December 31, 2020, interest payments associated with $850 million of these borrowings was effectively converted to a fixed rate through the use of interest rate swaps and interest on the remaining borrowings remained subject to variable rates based on LIBOR. If LIBOR based interest rates were higher by 1.0% throughout the year ended December 31, 2020, our interest expense would have increased by approximately $7.4 million.

Our outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate.  LIBOR is expected to be replaced by an alternative in 2023. While we expect any such alternative to be a reasonable replacement for LIBOR, at this time we cannot predict the implications of the use of such a new benchmark on the interest rates we pay.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Under guidelines established by the SEC, companies are permitted to exclude acquired businesses from management’s report on internal control over financial reporting for up to one year from the date of the acquisition while integrating the acquired operations. Accordingly, internal control over financial reporting of certain acquired businesses have been excluded from management’s report on internal control over financial reporting as of December 31, 2020. These acquired businesses represent approximately 2% of our consolidated revenues for the year ended December 31, 2020 and approximately 1% of our consolidated assets as of December 31, 2020.

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

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm and is below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Focus Financial Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Focus Financial Partners Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those consolidated financial statements.

As described in the Management’s Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at certain businesses acquired during the 12-month period ended December 31, 2020, whose financial statements constitute approximately 1% of assets and 2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at these acquired businesses.

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

February 19, 2021

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the Covid-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2021 (the “Annual Meeting”) and is incorporated herein by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions, as well as to directors, principals, officers and employees of each of our subsidiaries and a Financial Code of Ethics, applicable to our chief executive officer, chief financial officer and principal accounting officer, in accordance with applicable U.S. federal securities laws and corporate governance rules of NASDAQ. Our Code of Business Conduct and Ethics and our Financial Code of Ethics are available on our website at www.focusfinancialpartners.com under “Corporate Governance” within the “Investor Relations” section. We will provide copies of these documents to any person, without charge, upon request, by writing to us at Focus Financial Partners Inc., Attn: Investor Relations, 875 Third Avenue, 28th Floor, New York, NY. We intend to satisfy the disclosure requirement under Item 406(b) of Regulation S-K regarding amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics and our Financial Code of Ethics by posting such information on our website at the address and the location specified above.

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

Index to Exhibits

The exhibits required to be filed or furnished pursuant to Item 601 of Regulation S-K are set forth below.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Focus Financial Partners Inc.(1)
3.2		Amended and Restated Bylaws of Focus Financial Partners Inc.(1)
4.1		Registration Rights Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc., Focus Financial Partners, LLC and the other parties named therein(1)
4.2	*	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934
10.1		Nomination Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of Stone Point Capital LLC named therein(1)
10.2		Nomination Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of Kohlberg Kravis Roberts & Co. L.P. named therein(1)
10.3		Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC(1)
10.4		Amendment No.1 to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC (4)
10.5		Tax Receivable Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of the Private Equity Investors named therein(1)
10.6		Tax Receivable Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the parties named therein(1)
10.7		Tax Receivable Agreement, dated as of March 25, 2020, by and among Focus Financial Partners Inc. and the parties named therein(8)
10.8†		Focus Financial Partners Inc. 2018 Omnibus Incentive Plan(1)
10.9

First Lien Credit Agreement, dated as of July 3, 2017, by and among Focus Financial Partners, LLC, the lenders party thereto, Bank of America, N.A., as revolver administrative agent for the Lenders, Swing Line Lender and L/C Issuer and Royal Bank of Canada, as term administrative agent for the Lenders(2)

10.10

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
10.12

Amendment No. 3 to First Lien Credit Agreement, dated as of April 2, 2018, by and among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent, and the lenders party thereto(2)

10.13

Amendment No. 4 to First Lien Credit Agreement, dated as of June 29, 2018, by among Focus LLC, as borrower, the lenders party thereto, Royal Bank of Canada, as term administrative agent, collateral agent and fronting bank, and Bank of America, N.A., as revolver administrative agent and letter of credit issuer(3)

10.14

Amendment No. 5 to the First Lien Credit Agreement, dated as of July 26, 2019, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent and each new term loan lender party thereto(5)

10.15

Amendment No. 6 to the First Lien Credit Agreement, dated as of January 27, 2020, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent, collateral agent and fronting bank and the lender parties thereto (6)

Exhibit
Number		Description

10.16

Amendment No. 7 to the First Lien Credit Agreement, dated as of January 25, 2021, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent and each lender party thereto (11)

10.17†		Amended and Restated Employment Agreement, by and between Ruediger Adolf and Focus Financial Partners, LLC(3)
10.18†		Amended and Restated Employment Agreement, by and between Rajini Sundar Kodialam and Focus Financial Partners, LLC(3)
10.19†		Amended and Restated Employment Agreement, by and between James Shanahan and Focus Financial Partners, LLC(3)
10.20	†	Employment Agreement, by and between Leonard R. Chang and Focus Financial Partners, LLC(7)
10.21	†	Amendment No. 1 to the Employment Agreement, by and between Leonard R. Chang and Focus Financial Partners, LLC(9)
10.22	†	Amended and Restated Employment Agreement, by and between J. Russell McGranahan and Focus Financial Partners, LLC(7)
10.23†		Form of Incentive Unit Award Agreement pursuant to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC, dated as of July 3, 2017, as amended(3)
10.24		Form of Restricted Unit Award Agreement pursuant to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC, dated as of July 3, 2017, as amended(3)
10.25		Indemnification Agreement (Ruediger Adolf)(1)
10.26		Indemnification Agreement (Rajini Sundar Kodialam)(1)
10.27		Indemnification Agreement (James Shanahan)(1)
10.28		Indemnification Agreement (James D. Carey)(1)
10.29		Indemnification Agreement (Fayez S. Muhtadie)(1)
10.30		Indemnification Agreement (Christopher J. Harrington)(1)
10.31		Indemnification Agreement (Joseph Feliciani Jr.)(4)
10.32		Indemnification Agreement (Leonard R. Chang)(7)
10.33		Indemnification Agreement (J. Russell McGranahan)(7)
10.34		Indemnification Agreement (Greg S. Morganroth, MD)(10)
10.35	*	Indemnification Agreement (Kristine M. Mashinsky)
21.1*		List of Subsidiaries of Focus Financial Partners Inc.
23.1*		Consent of Independent Registered Public Accounting Firm
31.1*		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema Document
101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit
Number	Description

104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document.

*            Filed or furnished herewith.

†            Compensation, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225166) filed with the SEC on May 24, 2018.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225166) filed with the SEC on June 29, 2018.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on May 9, 2019.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 26, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on January 27, 2020.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-38604) filed with the SEC on February 25, 2020.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on March 27, 2020.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on May 7, 2020.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on November 5, 2020.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on January 25, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCUS FINANCIAL PARTNERS INC.

	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2021
	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUEDIGER ADOLF	Chief Executive Officer and Chairman (Principal Executive Officer)	February 19, 2021
Ruediger Adolf

/s/ JAMES SHANAHAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2021
James Shanahan

/s/ JAMES D. CAREY	Director	February 19, 2021
James D. Carey

/s/ JOSEPH FELICIANI JR.	Director	February 19, 2021
Joseph Feliciani Jr.

/s/ CHRISTOPHER J. HARRINGTON	Director	February 19, 2021
Christopher J. Harrington

/s/ RAJINI SUNDAR KODIALAM	Director	February 19, 2021
Rajini Sundar Kodialam

/s/ KRISTINE M. MASHINSKY	Director	February 19, 2021
Kristine M. Mashinsky

/s/GREG S. MORGANROTH, MD	Director	February 19, 2021
Greg S. Morganroth, MD

/s/ FAYEZ S. MUHTADIE	Director	February 19, 2021
Fayez S. Muhtadie

INDEX TO FINANCIAL STATEMENTS

FOCUS FINANCIAL PARTNERS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Focus Financial Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Focus Financial Partners Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and members’ deficit/shareholders' equity, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Other Intangible Assets Valuation — Refer to Notes 2, 5 and 6 to the financial statements

Critical Audit Matter Description

The Company acquires businesses throughout the year in transactions which qualify as business acquisitions pursuant to relevant accounting literature. The Company also separately purchases customer relationships and other intangible assets in asset acquisitions that do not qualify as business acquisitions pursuant to relevant accounting literature.

The purchase price associated with each business acquisition consists of cash and contingent consideration. The purchase price is allocated across the estimated fair value of tangible assets acquired, liabilities assumed and the fair value of intangible assets, with the excess purchase price allocated to goodwill.

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

Auditing the fair value of other intangible assets and goodwill at the time of each business acquisition involves a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists for certain acquisitions, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future growth rates and the selection of the unobservable inputs used in the models.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the purchase price allocation for business acquisitions occurring during the year included the following, utilizing fair value specialists for certain procedures and transactions:

1.

We tested the effectiveness of controls over the purchase price allocation, including understanding management’s processes and management’s controls over the valuation of other intangible assets and the underlying assumptions used for estimating the fair value of assets acquired and liabilities assumed.

2.

We evaluated management’s policies and methodology for establishing the fair values used in the purchase price allocations and the prospective financial information, including testing the completeness and accuracy of underlying data.

3.	We evaluated the reasonableness of the unobservable inputs, and other key judgments made by management to determine the reasonableness of the fair value of the other intangible assets and goodwill.
4.	We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to:

• Actual historical revenues and operating margins of the acquired entity

• Internal communications to management and the Board of Directors

• Forecasted information included in Company press releases, analyst and industry reports for the Company, market trends, and certain of its guideline companies.

5.

We evaluated the future revenue growth rates used by the Company to determine forecasted revenues and operating margins, by comparing them to industry benchmarks and data, as well as evaluated the relevance and reliability of third-party market data points used to develop the future revenue growth rates.

6.	We evaluated the reasonableness of management’s assumptions through independent analysis using publicly available market data for comparable entities and comparison to industry benchmark and data.

Contingent Consideration Valuation — Refer to Notes 2, 5 and 8 to the financial statements

Critical Audit Matter Description

The purchase price associated with acquisitions consist of cash and/or the right of the seller to receive contingent consideration. For business acquisitions, the Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of purchase price allocation. Contingent consideration is paid upon the satisfaction of specified financial performance targets. The performance targets are typically tied to acquired entity’s revenues or earnings. The estimated contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration. In determining fair value of the estimated contingent consideration, the acquired entities future performance is estimated using financial projections for the acquired entities. The Company uses the

Monte Carlo Simulation Model to determine the fair value of the Company's estimated contingent consideration given the non-linear nature of the arrangements.

The fair value of the estimated contingent consideration involves significant management judgment in forecasting growth rates used to produce financial projections for the acquired entities and selecting unobservable inputs and other assumptions used in the Monte Carlo Simulation.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of contingent consideration included the following, utilizing fair value specialists for certain procedures and transactions:

1.

We tested the effectiveness of controls over the valuation of contingent consideration including understanding management processes and controls in forecasting future revenues and operating margins as well as those over the estimation process for inputs used in the Monte Carlo Simulation.

2.	We evaluated management’s policies and methodology for establishing the valuation of estimated contingent consideration.
3.

We evaluated the reasonableness of the unobservable inputs, and other key judgments made by management as well as independently running the Monte Carlo Simulations to calculate an independent estimate of fair value. We compared the results of our estimate of fair value of the contingent consideration liabilities to the Company’s fair value estimate.

4.	We evaluated the reasonableness of management’s revenue and operating margin forecasts of the acquired entities by comparing the forecasts to:

• Actual historical revenues and operating margins

• Internal communications to management and the Board of Directors

• Performing sensitivity analysis and evaluating potential effect of changes in certain assumptions.

5.	We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent results.
6.	We evaluated the reasonableness of management’s assumptions through independent analysis using publicly available market data for comparable entities and comparison to industry benchmark and data.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 19, 2021

We have served as the Company’s auditor since 2008.

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2020

(In thousands, except share and per share amounts)

	2019	2020
ASSETS
Cash and cash equivalents	$65,178	$65,858
Accounts receivable less allowances of $684 at 2019 and $2,178 at 2020	129,337	169,220
Prepaid expenses and other assets	58,581	65,581
Fixed assets—net	41,634	49,209
Operating lease assets	180,114	229,748
Debt financing costs—net	9,645	6,950
Deferred tax assets—net	75,453	107,289
Goodwill	1,090,231	1,255,559
Other intangible assets—net	1,003,456	1,113,467
TOTAL ASSETS	$2,653,629	$3,062,881
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$8,077	$9,634
Accrued expenses	41,442	53,862
Due to affiliates	58,600	66,428
Deferred revenue	7,839	9,190
Other liabilities	215,878	222,911
Operating lease liabilities	196,425	253,295
Borrowings under credit facilities (stated value of $1,279,188 and $1,507,622 at December 31, 2019 and December 31, 2020, respectively)	1,272,999	1,507,119
Tax receivable agreements obligations	48,399	81,563
TOTAL LIABILITIES	1,849,659	2,204,002
COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 47,421,315 and 51,158,712 shares issued and outstanding at December 31, 2019 and December 31, 2020, respectively	474	512
Class B common stock, par value $0.01, 500,000,000 shares authorized; 22,075,749 and 20,661,595 shares issued and outstanding at December 31, 2019 and December 31, 2020, respectively	221	207
Additional paid-in capital	498,186	526,664
Retained earnings (deficit)	(13,462)	14,583
Accumulated other comprehensive loss	(1,299)	(2,167)
Total shareholders' equity	484,120	539,799
Non-controlling interest	319,850	319,080
Total equity	803,970	858,879
TOTAL LIABILITIES AND EQUITY	$2,653,629	$3,062,881

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except share and per share amounts)

	2018	2019	2020
REVENUES:
Wealth management fees	$853,033	$1,149,655	$1,286,130
Other	57,847	68,686	75,189
Total revenues	910,880	1,218,341	1,361,319
OPERATING EXPENSES:
Compensation and related expenses	358,084	431,465	476,208
Management fees	232,703	304,701	349,475
Selling, general and administrative	170,270	232,911	236,377
Management contract buyout	—	1,428	—
Intangible amortization	90,381	130,718	147,783
Non-cash changes in fair value of estimated contingent consideration	6,638	38,797	19,197
Depreciation and other amortization	8,370	10,675	12,451
Total operating expenses	866,446	1,150,695	1,241,491
INCOME FROM OPERATIONS	44,434	67,646	119,828
OTHER INCOME (EXPENSE):
Interest income	1,266	1,164	453
Interest expense	(56,448)	(58,291)	(41,658)
Amortization of debt financing costs	(3,498)	(3,452)	(2,909)
Gain on sale of investment	5,509	—	—
Loss on extinguishment of borrowings	(21,071)	—	(6,094)
Other expense—net	(2,350)	(1,049)	(214)
Income from equity method investments	521	755	219
Impairment of equity method investment	—	(11,749)	—
Total other expense—net	(76,071)	(72,622)	(50,203)
INCOME (LOSS) BEFORE INCOME TAX	(31,637)	(4,976)	69,625
INCOME TAX EXPENSE	9,450	7,049	20,660
NET INCOME (LOSS)	$(41,087)	$(12,025)	$48,965
Non-controlling interest	40,497	(847)	(20,920)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(590)	$(12,872)	$28,045
Income (loss) per share of Class A common stock:
Basic	$(0.01)	$(0.28)	$0.58
Diluted	$(0.01)	$(0.28)	$0.57
Weighted average shares of Class A common stock outstanding:
Basic	43,122,782	46,792,389	48,678,584
Diluted	43,122,782	46,792,389	48,796,613

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands)

	2018	2019	2020
Net income (loss)	$(41,087)	$(12,025)	$48,965
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,509)	768	7,555
Unrealized loss on interest rate swaps designated as cash flow hedges	—	—	(8,596)
Comprehensive income (loss)	$(45,596)	$(11,257)	$47,924
Less: Comprehensive (income) loss attributable to noncontrolling interest	43,182	(1,090)	(20,747)
Comprehensive income (loss) attributable to common shareholders	$(2,414)	$(12,347)	$27,177

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands)

	2018	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(41,087)	$(12,025)	$48,965
Adjustments to reconcile net income (loss) to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	90,381	130,718	147,783
Depreciation and other amortization	8,370	10,675	12,451
Amortization of debt financing costs	3,498	3,452	2,909
Non-cash equity compensation expense	44,468	18,329	22,285
Non-cash changes in fair value of estimated contingent consideration	6,638	38,797	19,197
Income from equity method investments	(521)	(755)	(219)
Impairment of equity method investment	—	11,749	—
Distributions received from equity method investments	1,118	751	231
Deferred taxes and other non-cash items	6,655	3,555	2,618
Loss on extinguishment of borrowings	19,001	—	6,094
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(23,747)	(29,562)	(37,913)
Prepaid expenses and other assets	(10,401)	3,796	74
Accounts payable	2,341	(1,172)	606
Accrued expenses	4,302	8,276	10,876
Due to affiliates	6,706	18,989	7,650
Other liabilities	(10,322)	(10,487)	(29,683)
Deferred revenue	(1,481)	(312)	(2,563)
Net cash provided by operating activities	105,919	194,774	211,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(413,044)	(532,513)	(348,674)
Purchase of fixed assets	(9,106)	(25,472)	(19,349)
Investment and other	(24,300)	1,530	(4,950)
Net cash used in investing activities	(446,450)	(556,455)	(372,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	300,000	969,125	555,000
Repayments of borrowings under credit facilities	(461,026)	(529,796)	(326,566)
Proceeds from issuance of common stock, net	565,160	—	—
Payments in connection with unit redemption, net	(61,539)	—	—
Contingent consideration paid	(12,554)	(22,040)	(49,891)
Payments of debt financing costs	(4,612)	(3,743)	(634)
Proceeds from exercise of stock options	—	838	6,912
Restricted stock units withholding	—	—	(386)
Payments on finance lease obligations	(198)	(176)	(147)
Distributions for unitholders	(2,744)	(20,641)	(22,457)
Net cash provided by financing activities	322,487	393,567	161,831
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(198)	79	461
CHANGE IN CASH AND CASH EQUIVALENTS	(18,242)	31,965	680
CASH AND CASH EQUIVALENTS:
Beginning of period	51,455	33,213	65,178
End of period	$33,213	$65,178	$65,858

See Note 18 for Supplemental Cash Flow Disclosure

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT/SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(Dollars in thousands)

									Total
							Accumulated		Members’
	Class A		Class B		Additional	Retained	Other		Deficit/	Non-
	Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Common	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Units	Equity	Interest	Equity
MEMBERS' DEFICIT—January 1, 2018	—	$—	—	$—	$30,731	$(805,470)	$(8,269)	$4,347	$(778,661)	—	$(778,661)
Net loss	—	—	—	—	—	(47,821)	—	—	(47,821)	—	(47,821)
Issuance of restricted common units in connection with acquisitions and contingent consideration	—	—	—	—	—	—	—	40,389	40,389	—	40,389
Non-cash equity compensation expense	—	—	—	—	24,987	—	—	—	24,987	—	24,987
Currency translation adjustment—net of tax	—	—	—	—	—	—	(1,398)	—	(1,398)	—	(1,398)
Retirement of treasury stock	—	—	—	—	(2,067)	—	—	(842)	(2,909)	—	(2,909)
Distributions for unitholders	—	—	—	—	—	(2,224)	—	—	(2,224)	—	(2,224)
Reorganization of equity structure—July 30, 2018	23,881,002	239	22,499,665	225	(271,307)	855,515	9,667	(43,894)	550,445	258,670	809,115
Balance post-reorganization	23,881,002	239	22,499,665	225	(217,656)	—	—	—	(217,192)	258,670	41,478
Net loss	—	—	—	—	—	(590)	—	—	(590)	7,324	6,734
Issuance of common stock	18,648,649	186	—	—	564,974	—	—	—	565,160	—	565,160
Issuance of common stock in connection with acquisitions and contingent consideration	3,736,252	37	323,607	3	112,424	—	—	—	112,464	—	112,464
Change in non-controlling interest allocation	—	—	—	—	(56,222)	—	—	—	(56,222)	78,151	21,929
Non-cash equity compensation expenses	—	—	—	—	5,412	—	—	—	5,412	—	5,412
Currency translation adjustment—net of tax	—	—	—	—	—	—	(1,824)	—	(1,824)	(1,287)	(3,111)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	62,454	—	—	—	62,454	—	62,454
SHAREHOLDERS' EQUITY—December 31, 2018	46,265,903	$462	22,823,272	$228	$471,386	$(590)	$(1,824)	$—	$469,662	$342,858	$812,520
Net loss	—	—	—	—	—	(12,872)	—	—	(12,872)	847	(12,025)
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	747,523	8	(747,523)	(7)	22,279	—	—	—	22,280	—	22,280
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	394,814	4	—	—	11,963	—	—	—	11,967	—	11,967
Forfeiture of unvested Class A common stock	(12,500)	—	—	—	(412)	—	—	—	(412)	—	(412)
Exercise of stock options	25,575	—	—	—	838	—	—	—	838	—	838
Change in non-controlling interest allocation	—	—	—	—	(10,895)	—	—	—	(10,895)	(24,098)	(34,993)
Non-cash equity compensation expenses	—	—	—	—	3,490	—	—	—	3,490	—	3,490
Currency translation adjustment—net of tax	—	—	—	—	—	—	525	—	525	243	768
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(463)	—	—	—	(463)	—	(463)
SHAREHOLDERS' EQUITY—December 31, 2019	47,421,315	$474	22,075,749	$221	$498,186	$(13,462)	$(1,299)	$—	$484,120	$319,850	$803,970
Net income	—	—	—	—	—	28,045	—	—	28,045	20,920	48,965
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	1,414,154	14	(1,414,154)	(14)	43,235	—	—	—	43,235	—	43,235
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	2,058,146	21	—	—	69,436	—	—	—	69,457	—	69,457
Forfeiture of unvested Class A common stock	(834)	—	—	—	(27)	—	—	—	(27)	—	(27)
Exercise of stock options	251,913	2	—	—	7,799	—	—	—	7,801	—	7,801
Restricted stock units vesting and related withholdings	14,018	1	—	—	(387)	—	—	—	(386)	—	(386)
Change in non-controlling interest allocation	—	—	—	—	(96,443)	—	—	—	(96,443)	(21,517)	(117,960)
Non-cash equity compensation expenses	—	—	—	—	4,798	—	—	—	4,798	—	4,798
Currency translation adjustment—net of tax	—	—	—	—	—	—	4,689	—	4,689	2,866	7,555
Unrealized loss on interest rate swaps designated as cash flow hedges—net of tax	—	—	—	—	—	—	(5,557)	—	(5,557)	(3,039)	(8,596)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	67	—	—	—	67	—	67
SHAREHOLDERS' EQUITY—December 31, 2020	51,158,712	$512	20,661,595	$207	$526,664	$14,583	$(2,167)	$—	$539,799	$319,080	$858,879

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

1. GENERAL

Organization

Focus Financial Partners Inc. (“Focus Inc.”) was formed as a Delaware corporation on July 29, 2015 for the sole purpose of completing its initial public offering (the “IPO”) and related reorganization transactions (the “Reorganization Transactions”) in order to carry on the business of Focus Financial Partners, LLC and its subsidiaries (“Focus LLC”). On July 30, 2018, Focus Inc. became the managing member of Focus LLC and operates and controls the businesses and affairs of Focus LLC.

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

The consolidated financial statements for the year ended December 31, 2018 include the historical results of operations of Focus LLC for the period prior to July 30, 2018. The consolidated financial statements for periods after July 30, 2018 reflect the results of operations and financial position of Focus Inc. and its subsidiaries (the “Company”).

Business

The Company is in the business of acquiring and overseeing independent fiduciary wealth management and related businesses. The Company typically acquires 100% of the net assets of the wealth management businesses on terms that are generally consistent for each acquisition. To determine the acquisition price, the Company first estimates the operating cash flow of the business to be acquired based on current and projected levels of revenue and expenses. For this purpose, the Company defines operating cash flow as cash revenue of the business, less cash expenses, other than compensation and benefits to the selling entrepreneurs or individuals who typically become principals of the management entities discussed below. The Company refers to the estimated operating cash flow earnings before partner compensation as target earnings (“Target Earnings”). The acquisition price is a multiple of a portion of the Target Earnings, referred to as base earnings (“Base Earnings”).

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

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates Focus LLC and its subsidiaries’ financial statements and records the interests in Focus LLC consisting of common units, restricted common units and the common unit equivalent of incentive units of Focus LLC that the Company does not own as non-controlling interests, see Note 4. Non-controlling interests were measured initially at the proportionate share of Focus LLC’s identifiable net assets at the date of the IPO. Intercompany transactions and balances have been eliminated in consolidation.

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

Income (Loss) Per Share

Income (loss) per share is computed in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares outstanding for that period. Diluted income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of Class A common stock outstanding during the same periods plus the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options, unvested Class A common stock, restricted stock units and Focus LLC common, restricted common and incentive units as calculated using the treasury stock method.

Revenue Recognition

Wealth Management Fees

The Company recognizes revenue from wealth management fees, which are primarily comprised of fees earned for advising on the assets of clients, financial and tax planning fees, consulting fees, tax return preparation fees, fees for family office services, and fees for wealth management and operational support services provided to third-party wealth management firms. Client arrangements may contain one of the services or multiple services, resulting in either a single or multiple performance obligations within the same client arrangement, each of which are separately identifiable and priced, and accounted for as the related services are provided and consumed over time. Fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly, or semiannual basis. Revenue is recognized over the respective service period based on time elapsed or hours expended, as the case may be, which is deemed to be the most faithful depiction of the transfer of services as clients benefit from services over the respective period. Revenue for wealth management and operational support services provided to third party wealth management firms is presented net since these services are performed in an agent capacity. Client agreements typically do not have a specified term and may be terminated at any time by either party subject to the respective termination and notification provisions in each agreement.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

A majority of the Company’s wealth management fees are correlated to the markets, and therefore are considered variable consideration. The Company’s market-correlated fees are dependent on the market and, thus, are susceptible to factors outside the Company’s control. Therefore, at inception of the contractual service period for fees which are based on the market values at the end of the service period, the Company cannot conclude that it is probable that a reversal in the cumulative revenue recognized would not occur if the estimate was included in the transaction price at that time. However, at each quarterly reporting date, the Company updates its estimate of the transaction price as the market uncertainty is typically resolved. The Company can then reasonably conclude that a reversal of the variable consideration will not occur for those services already provided.

Wealth management fees are recorded when: (i) an arrangement with a client has been identified; (ii) the performance obligations have been identified; (iii) the fee or other transaction price has been determined; (iv) the fee or other transaction price has been allocated to each performance obligation based on standalone fee rates; and (v) the Company has satisfied the applicable performance obligation.

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

The Company disaggregates revenue based on the above two categories. The Company does not allocate revenue by the type of service provided in connection with providing holistic wealth management client services. The Company generally manages its business based on the operating results of the enterprise taken as a whole, not by geographic region. The following table disaggregates the revenues based on the location of the partner firm legal entities that generate the revenues and therefore may not be reflective of the geography in which clients are located for the years ended December 31, 2018, 2019 and 2020:

	2018	2019	2020
Domestic revenue	$889,166	$1,170,169	$1,291,630
International revenue	21,714	48,172	69,689
Total revenue	$910,880	$1,218,341	$1,361,319

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

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

Business Acquisitions

Business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations. Business acquisitions are accounted for by allocating the purchase price consideration to the fair value of assets acquired and liabilities assumed. The purchase price allocations are based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the dates of acquisition, will change the amount of the purchase price allocations. Goodwill is recognized as the excess of the purchase price consideration over the fair value of net assets of the business acquired. All transaction costs are expensed as incurred.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

Investments

The equity method of accounting is applied to investments where the Company has the ability to exercise significant influence over operating and financial matters. In December 2020, the Company acquired a minority equity interest in a wealth management firm for $4,950 in cash that is accounted for using the equity method of accounting.

The Company records other equity investments that do not have readily determinable fair values at cost less impairment, if any, plus or minus changes resulting from observable price changes. Investments are periodically reviewed for impairment.

The Company’s investments are included in prepaid expenses and other assets in the consolidated balance sheets.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill is deemed to have an indefinite useful life and is not amortized. Intangible and other long-lived assets are amortized over their respective estimated useful lives. The Company has no indefinite-lived intangible assets.

Goodwill is tested annually for impairment as of October 1, or more frequently if events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company compares the fair value of the reporting unit to the carrying value of the net assets of the reporting unit. The fair value of the reporting unit is determined using a market approach. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit no further consideration is necessary. If the carrying value exceeds the fair value of the reporting unit, the Company would record an impairment charge for the amount that the carrying value exceeds the fair value of the reporting unit.

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

Derivatives

The Company uses derivative instruments for purposes other than trading. Derivative instruments are accounted for in accordance with ASC Topic No. 815, Derivatives and Hedging, which requires that all derivative instruments be recognized as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes do not impact earnings

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

until the hedged item is recognized in earnings. The Company uses interest rate swaps to manage its mix of fixed and floating rate debt. These instruments have been designated as cash flow hedges at inception and are measured for effectiveness both at inception and on an ongoing basis.

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

The Company reviews and evaluates tax positions in its major tax jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, no reserves for uncertain tax positions were recorded at December 31, 2019 and 2020.

Segment Reporting

Management has determined that the Company operates in one operating segment, as a wealth management focused organization, which is consistent with its structure and how the Company manages the business. The Company’s acquired businesses have similar economic and business characteristics. The services provided are wealth management related and the Company’s businesses are subject to a similar regulatory framework. Furthermore, the Company’s Chief Operating Decision Maker, which is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

Translation of Non-U.S. Currency Amounts

Assets and liabilities of non-U.S. subsidiaries that have a foreign currency as their functional currency are re-measured to U.S. dollars at year-end exchange rates, and revenues and expenses are re-measured at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other expense—net in the consolidated statements of operations.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

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

From time to time, the Company enters into option agreements with wealth management businesses (the “Optionee”). In exchange for payment of an option premium, the option agreement allows the Company, at its sole discretion, to acquire the Optionee at a predetermined time and at a predetermined purchase price formula. If the Company chooses to exercise its option to acquire the Optionee, the acquisition and the corresponding Management Agreement would be executed in accordance with the Company’s typical acquisition structure as discussed in Note 1. The Company has determined that the option agreements with the Optionees qualify the Optionees as VIEs. The Company has determined that it is not the primary beneficiary of the Optionees and does not consolidate the results of the Optionees. There were no option premiums outstanding as of December 31, 2019 and 2020.

Stock Based Compensation Costs

Compensation cost for Focus LLC incentive units and Focus Inc. stock option awards is measured based on the fair value of awards determined by the Black-Scholes option pricing model or the Monte Carlo Simulation Model on the date that the awards are granted or modified, and is adjusted for the estimated number of awards that are expected to be forfeited. Compensation cost for unvested Class A common stock and restricted stock units, as well as Focus LLC restricted common units, is measured based on the market value of the Company’s Class A common stock on the date that the awards are granted and is adjusted for the estimated number of awards that are expected to be forfeited. The compensation cost is recognized on a straight-line basis over the requisite service period. Non-cash equity compensation expense, associated with employees and non-employees, including principals in the management companies, is included in compensation and related expenses in the consolidated statements of operations. The Company estimates forfeitures at the time of the respective grant and revises those estimates in subsequent periods if actual forfeitures differ materially from those estimates. The Company uses historical data to estimate forfeitures and records non-cash equity compensation expense only for those awards that are expected to vest.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

Leases

The Company leases office space in various locations under noncancelable lease agreements with various expiration dates. The Company determines if a contract contains a lease at inception. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Many of these lease agreements provide for tenant improvement allowances, rent increases, and/or rent-free periods. Operating lease expense is recognized on a straight-line basis commencing with the possession date of the property, which is typically the earlier of the lease commencement date or the date when the Company takes possession of the property. Operating lease costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is an estimated incremental borrowing rate, because the interest rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. We generally use the base, non-cancelable, lease term when determining the lease assets and liabilities. Lease assets also include any prepaid lease payments and lease incentives. Leases with an initial term of 12 months or less, which are immaterial to the consolidated financial statements, are not recorded on the balance sheet. The Company has a limited number of finance leases which are not material to the consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of ASU No. 2019-12 on January 1, 2021 did not have a material effect on the Company's consolidated financial statements.

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

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

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

The following steps were implemented in connection with the Reorganization Transactions:

●	Focus LLC purchased, utilizing existing working capital, all common units held by Existing Owners who were non-accredited investors, as defined by Rule 501 of Regulation D, at a purchase price per unit equal to 1.25 times the IPO price of $33.00 per share (“Gross IPO Price”). Focus LLC accelerated the vesting of all unvested incentive units held by Existing Owners who were non-accredited investors and converted the incentive units of each such holder into a number of common units equal to (i) the number of such incentive units times the Gross IPO Price, minus the aggregate hurdle amount of such incentive units, divided by (ii) the Gross IPO Price (the “Appropriate Conversion Number”). Focus LLC then purchased all common units issued upon such conversion at a purchase price per unit equal to 1.25 times the Gross IPO Price. Focus LLC paid a total of $26,001 to Existing Owners who were non-accredited investors.
●	Existing Owners who were accredited investors and held fewer than 85,000 common units and incentive units in the aggregate are referred to as “Mandatorily Exchanging Owners.” Focus LLC converted all vested and unvested incentive units of Mandatorily Exchanging Owners into the Appropriate Conversion Number of vested and unvested common units, respectively. Mandatorily Exchanging Owners were given an election to sell up to 100% of their vested common units (after giving effect to such conversion) to the Company at the Gross IPO Price less the underwriting discount (the “Net IPO Price”), subject to cut-backs depending on the proceeds available from the IPO. The vested and unvested common units of a Mandatorily Exchanging Owner not sold were exchanged for an equal number of shares of vested Class A common stock and unvested Class A common stock of the Company. Mandatorily Exchanging Owners of vested common units issued upon conversion of vested incentive units and not sold received (i) vested non-compensatory stock options of the Company to purchase a number of shares of Class A common stock of the Company equal to (A) the number of vested incentive units that were converted into such vested common units minus (B) the number of shares of vested Class A common stock issued in such exchange and (ii) cash in an amount equal to 65% of the fair market value of such non-compensatory stock options. Mandatorily Exchanging Owners of unvested common units issued upon conversion of unvested incentive units and not sold received unvested compensatory stock options of the Company to purchase a number of shares of Class A common stock of the Company equal to (i) the number of unvested incentive units that

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

were converted into such unvested common units minus (ii) the number of shares of unvested Class A common stock issued in such exchange.
●	Existing Owners who were accredited investors and held 85,000 or more common units and incentive units in the aggregate were given an election to sell up to 100% of their vested common units and vested incentive units (after conversion into the Appropriate Conversion Number of common units) to the Company at the Net IPO Price, subject to cut-backs depending on the proceeds available from the IPO. These Existing Owners were also given an election to exchange all or a portion of their remaining common units and incentive units for vested and unvested Class A common stock of the Company. These Existing Owners continue to hold their common units and incentive units of Focus LLC remaining after any such sale or exchange.
●	All outstanding Convertible Preferred Units were converted into common units on a one-for-one basis. The common units held by certain affiliates of the Private Equity Investors were distributed to their owners, some of which were entities treated as corporations for U.S. federal income tax purposes, which are referred to as “blockers.” Each blocker then merged with a separate newly formed subsidiary of Focus Inc., with the blocker as the surviving entity. Each owner of each blocker received consideration in the merger equal to one share of Class A common stock for each common unit held. Certain of the common units not held by blockers were exchanged for shares of Class A common stock of the Company.

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

4. NON-CONTROLLING INTERESTS AND INCOME (LOSS) PER SHARE

Historical loss per share information is not applicable for reporting periods prior to the consummation of the IPO. Net income (loss) attributable to common shareholders includes net income (loss) recorded by the Company based on its interest in Focus LLC during the respective period after the IPO.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

The calculation of controlling and non-controlling interest is as follows as of December 31, 2019 and 2020:

	2019	2020
Focus LLC common units	22,075,749	20,661,595
Focus LLC restricted common units	—	73,276
Common unit equivalents of outstanding vested and unvested Focus LLC incentive units(1)	5,731,995	7,614,473
Total common units, restricted common units and common unit equivalents attributable to non-controlling interest	27,807,744	28,349,344
Total common units, restricted common units and common unit equivalents of incentive units outstanding	75,229,059	79,508,056
Non-controlling interest allocation	37.0%	35.7%
Company’s interest in Focus LLC	63.0%	64.3%
(1)	Focus LLC common units issuable upon conversion of 19,754,450 and 17,234,497 (see Note 11) vested and unvested Focus LLC incentive units outstanding as of December 31, 2019 and 2020, respectively, were calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the period.

The below table contains a reconciliation of net income (loss) to net income (loss) attributable to common shareholders for the years ended December 31, 2018, 2019 and 2020:

	2018	2019	2020
Net income (loss)	$(41,087)	$(12,025)	$48,965
Net loss attributable to members of Focus LLC (for the respective period through the IPO)	47,821	—	—
Non-controlling interest subsequent to the IPO	(7,324)	(847)	(20,920)
Net income (loss) attributable to common shareholders	$(590)	$(12,872)	$28,045

Basic income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same period:

	Period July 30,
	2018 through	Year Ended	Year Ended
	December 31, 2018	December 31, 2019	December 31, 2020
Basic income (loss) per share:
Net income (loss) attributable to common shareholders	$(590)	$(12,872)	$28,045
Weighted average shares of Class A common stock outstanding	43,122,782	46,792,389	48,678,584
Basic income (loss) per share	$(0.01)	$(0.28)	$0.58

Diluted income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods plus the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options,

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

unvested Class A common stock, restricted stock units and Focus LLC common units, restricted common units and incentive units as calculated using the treasury stock method.

	Period July 30,
	2018 through	Year Ended	Year Ended
	December 31, 2018	December 31, 2019	December 31, 2020
Diluted income (loss) per share:
Net income (loss) attributable to common shareholders	$(590)	$(12,872)	$28,045
Weighted average shares of Class A common stock outstanding	43,122,782	46,792,389	48,678,584
Effect of dilutive stock options	—	—	77,302
Effect of dilutive unvested Class A common stock	—	—	23,822
Effect of dilutive restricted stock units	—	—	16,905
Total	43,122,782	46,792,389	48,796,613
Diluted income (loss) per share	$(0.01)	$(0.28)	$0.57

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

Diluted loss per share for the year ended December 31, 2019 excludes incremental shares of 373 related to time-based stock options and incremental shares of 20,055 related to unvested Class A common, since the effect would be antidilutive. Diluted loss per share for the year ended December 31, 2019 also excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the IPO if the volume weighted average per share price for any ninety calendar day period within such five year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at December 31, 2019.

Diluted income per share for the year ended December 31, 2020 excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the IPO if the volume weighted average per share price for any ninety calendar day period within such five year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at December 31, 2020.

Focus LLC vested common units and vested incentive units may be exchanged for Class A common stock, subject to certain limitations (see Note 11). In computing the dilutive effect, if any, that the exchange would have on net income (loss) per share, net income (loss) attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the years ended December 31, 2018, 2019 and 2020, such exchange is not reflected in diluted income (loss) per share as the assumed exchange is not dilutive.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

5. ACQUISITIONS

Business Acquisitions

The purchase price associated with business acquisitions and the allocation thereof during the years ended December 31, 2018, 2019 and 2020, is summarized as follows:

	2018	2019	2020
Number of business acquisitions closed	19	31	21
Consideration:
Cash and option premium	$408,478	$507,498	$327,722
Cash due subsequent to closing at net present value and working capital adjustments	39,134	4,341	(174)
Fair market value of Focus LLC common units issued	51,456	—	—
Fair market value of Class A common stock issued	112,461	—	—
Fair market value of estimated contingent consideration	42,086	82,781	46,918
Total consideration	$653,615	$594,620	$374,466
Allocation of purchase price:
Total tangible assets	$14,817	$50,761	$21,216
Total liabilities assumed	(34,411)	(53,394)	(31,680)
Customer relationships	294,785	349,447	215,686
Management contracts	30,080	17,284	7,774
Goodwill	347,496	229,799	160,341
Other acquired intangibles	848	723	1,129
Total allocated consideration	$653,615	$594,620	$374,466

Management believes approximately $304,984 of tax goodwill and intangibles related to business acquisitions completed during the year ended December 31, 2020 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying consolidated statement of operations for the year ended December 31, 2020 includes revenue and income from operations for business acquisitions that are new subsidiary partner firms from the date they were acquired of $21,745 and $2,569, respectively.

Asset Acquisitions

The Company also separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805, Business Combinations. The Company completed six, three and four asset acquisitions during the years ended December 31, 2018, 2019 and 2020, respectively. Total purchase consideration, inclusive of transaction costs, for asset acquisitions during the year ended December 31, 2018 was $4,577 in cash and installment payments. Total purchase consideration, inclusive of transaction costs, for asset acquisitions during the year ended December 31, 2019 was $850 in cash. Total purchase consideration, inclusive of transaction costs, for asset acquisitions during the year ended December 31, 2020 was $26,159 in cash. Certain asset acquisitions include contingent consideration provisions. The Company records the contingent consideration as additional purchase consideration when the outcome of the contingency is determinable. During the years ended December 31, 2018, 2019 and 2020, the Company paid $2,007, $3,452 and $2,451, respectively, of additional purchase price consideration related to asset acquisitions.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

Intangible assets acquired in asset acquisitions for the years ended December 31, 2018, 2019 and 2020 were as follows:

	2018	2019	2020
Customer relationships	$4,352	$808	$24,851
Management contracts	—	12	—
Other acquired intangibles	225	30	1,308
Total	$4,577	$850	$26,159

The weighted-average useful life of intangibles acquired during the years ended December 31, 2018, 2019 and 2020 through business acquisitions and asset acquisitions are as follows:

	2018	2019	2020
Management contracts	20	18	18
Customer relationships	10	9	9
Other acquired intangibles	5	5	5
Weighted-average useful life of all intangibles acquired	11	9	9

From January 1, 2021 to February 19, 2021, the Company completed a wealth management business acquisition for cash consideration of $2,029, plus contingent consideration.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the years ended December 31, 2018, 2019 and 2020:

	2018	2019	2020
Balance beginning of period:
Goodwill	$538,113	$883,119	$1,112,855
Cumulative impairment losses	(22,624)	(22,624)	(22,624)
	515,489	860,495	1,090,231
Goodwill acquired	347,496	229,799	160,341
Other	(2,490)	(63)	4,987
	345,006	229,736	165,328
Balance end of period:
Goodwill	883,119	1,112,855	1,278,183
Cumulative impairment losses	(22,624)	(22,624)	(22,624)
	$860,495	$1,090,231	$1,255,559

There were no goodwill impairment losses during the years ended December 31, 2018, 2019 and 2020.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

The following table summarizes the amortizing acquired intangible assets at December 31, 2019:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,362,104	$(471,361)	$890,743
Management contracts	150,464	(39,888)	110,576
Other acquired intangibles	5,157	(3,020)	2,137
Total	$1,517,725	$(514,269)	$1,003,456

The following table summarizes the amortizing acquired intangible assets at December 31, 2020:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,610,971	$(612,037)	$998,934
Management contracts	158,526	(47,881)	110,645
Other acquired intangibles	7,733	(3,845)	3,888
Total	$1,777,230	$(663,763)	$1,113,467

Management contracts and other acquired intangibles are amortized on a straight-line basis over their estimated useful lives ranging from 2 to 20 years. Customer relationships are amortized on a straight-line basis over their estimated useful lives of 4 to 10 years.

Estimated amortization expense for each of the next five years is as follows:

Years Ending December 31,	Amount
2021	$166,178
2022	159,974
2023	152,088
2024	139,567
2025	126,701

7. FIXED ASSETS

Fixed assets consist of the following at December 31, 2019 and 2020:

	2019	2020
Computers, software development and equipment	$34,462	$41,219
Leasehold improvements	36,699	44,865
Furniture and fixtures	16,805	19,339
Subtotal	87,966	105,423
Less accumulated depreciation and amortization	(46,332)	(56,214)
Total	$41,634	$49,209

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

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

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs is as follows as of December 31, 2019 and 2020:

	December 31, 2019		December 31, 2020
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan	$1,139,188	$1,146,307	$1,127,622	$1,120,574

Derivatives

At December 31, 2020, the fair value of the Company’s $850,000 notional amount interest rate swap agreements was $(10,400). The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

Business acquisitions

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the years ended December 31, 2019 and 2020:

	2019	2020
Balance at January 1,	$98,905	$183,568
Additions to estimated contingent consideration	82,781	46,918
Payments of contingent consideration	(36,862)	(80,803)
Non-cash changes in fair value of estimated contingent consideration	38,797	19,197
Other	(53)	790
Balance at December 31,	$183,568	$169,670

Estimated contingent consideration is included in other liabilities in the accompanying consolidated balance sheets.

During the years ended December 31, 2019 and 2020, the Company paid cash of $36,862 and $80,803, respectively, as contingent consideration associated with business acquisitions. In addition, during the years ended December 31, 2019 and 2020, the Company paid cash of $3,452 and $2,451, respectively, as contingent consideration associated with asset acquisitions.

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2019 and 2020 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2019	Techniques	Inputs	Ranges
$183,568	Monte Carlo Simulation Model	Forecasted growth rates	(10.7)% - 51.1%
		Discount rates	11.0% - 17.0%

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2020	Techniques	Inputs	Ranges
$169,670	Monte Carlo Simulation Model	Forecasted growth rates	(33.6)% - 20.9%
		Discount rates	10.0% - 18.0%

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

9. CREDIT FACILITY

As of December 31, 2020, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $1,128,000 first lien term loan (the “First Lien Term Loan”) and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

In January 2020, Focus LLC amended its First Lien Term Loan to reduce the interest rates. As of December 31, 2020, the First Lien Term Loan bears interest (at Focus LLC’s option) at: (i) the London InterBank Offered Rate (“LIBOR”) plus a margin of 2.00% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.00%. As a result of the amendment, Focus LLC paid $634 in debt financing costs and recorded a loss on extinguishment of borrowings of $6,094, representing the write off of $5,306 and $788 in deferred financing costs and unamortized discount related to the First Lien Term Loan, respectively.

In January 2021, Focus LLC amended and expanded its First Lien Term Loan by $500,000 and incurred $2,700 in debt financing costs. The debt was issued at a discount of 0.125% or $625 which is being amortized to interest expense over the remaining term of the First Lien Term Loan. The required quarterly installment repayments of $2,891 were increased to $4,173. The First Lien Term Loan has a maturity date of July 2024.

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At December 31, 2020, Focus LLC's First Lien Leverage Ratio was 3.89:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $370,494 at December 31, 2020. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made during the years ended December 31, 2019 and 2020. Based on the excess cash flow calculation for the year ended December 31, 2020, no contingent principal payments are required to be made during the year ending December 31, 2021.

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

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the consolidated balance sheets at December 31, 2019 and 2020:

	2019	2020
First Lien Term Loan	$1,139,188	$1,127,622
First Lien Revolver	140,000	380,000
Unamortized debt financing costs	(5,389)	(503)
Unamortized discount	(800)	—
Total	$1,272,999	$1,507,119

At December 31, 2019 and 2020, unamortized debt financing costs associated with the First Lien Revolver of $9,645 and $6,950, respectively, were recorded in debt financing costs-net in the consolidated balance sheets.

Weighted-average interest rates for borrowings were approximately 5% for the year ended December 31, 2019 and 3% for the year ended December 31, 2020.

As of December 31, 2019 and 2020, the First Lien Revolver available unused commitment line was $502,962 and $262,413 respectively.

As of December 31, 2019 and 2020, Focus LLC was contingently obligated for letters of credit in the amount of $7,038 and $7,587, respectively, each bearing interest at an annual rate of approximately 2%.

In connection with a January 2018 amendment to the First Lien Term Loan to reduce its interest rate and the repayment of the $207,000 Second Lien Term Loan in July 2018, the Company recognized an aggregate loss on extinguishment of borrowings of $21,071 during the year ended December 31, 2018.

10. DERIVATIVES

In March 2020, the Company entered into a 4 year floating to fixed interest rate swap with a notional amount of $400,000. The interest rate swap effectively fixes the variable interest rate applicable to $400,000 of borrowings outstanding on the First Lien Term Loan. The terms of the interest rate swap provide that the Company pays interest to the counterparty each month at a rate of 0.713% and receives interest from the counterparty each month at the 1 month USD LIBOR rate, subject to a 0% floor. In April 2020, the Company entered into two additional 4 year floating to fixed interest rate swap agreements with notional amounts of $250,000 and $200,000, respectively. These swaps effectively fix the variable interest rate applicable to $450,000 of borrowings outstanding on the First Lien Term Loan. The terms of these swaps provide that the Company pays interest to the counterparties each month at a rate of 0.537% and 0.5315%, respectively, and receives interest from the counterparties each month at the 1 month USD LIBOR rate, subject to a 0% floor. The Company designated these swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on these portions of its First Lien Term Loan borrowings.

At December 31, 2020, the fair value of the interest rate swaps was $(10,400), which is included in other liabilities in the accompanying consolidated balance sheet. The interest rate swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive loss, net of tax of $1,804.

11. EQUITY

The following is a summary of the capital stock of the Company:

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

Class A Common Stock

Voting Rights

Holders of shares of the Company’s Class A common stock are entitled to one vote per share held of record on all matters to be voted upon by the shareholders. The holders of Class A common stock do not have cumulative voting rights in the election of directors.

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

Liquidation Rights

Upon the Company’s liquidation, dissolution, distribution of assets or other winding up, the holders of Class A common stock are entitled to receive ratably the assets available for distribution to the shareholders after payment of liabilities and the liquidation preference of any of the Company’s outstanding shares of preferred stock.

Other Matters

The shares of the Company’s Class A common stock have no preemptive or conversion rights and are not subject to further calls or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Class A common stock. All outstanding shares of the Company’s Class A common stock are fully paid and non-assessable.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

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

The maximum aggregate number of shares of the Company’s Class A common stock that may be issued pursuant to awards under the Omnibus Plan shall not exceed 6,000,000 shares (including such number of Focus LLC’s units or other securities which can be exchanged or converted into shares of Class A common stock). The reserve pool is subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of awards, as provided under the Omnibus Plan. If the shares or units subject to any award are not issued or transferred, or cease to be issuable or transferable for any reason, including (but not exclusively) because shares or units are withheld or surrendered in payment of taxes or any exercise or purchase price relating to an award or because an award is forfeited, terminated, expires unexercised, is settled in cash or is otherwise terminated without a delivery of shares or units, those shares or units will again be available for issue, transfer or exercise pursuant to awards under the Omnibus Plan to the extent allowable by law. The Omnibus Plan also contains a provision that will add an additional number of shares of Class A common stock equal to the lesser of (a) 3,000,000 shares, (b) 5% of the outstanding (vested and unvested) shares of Class A common stock and Focus LLC units on the last day of the previous year, and (c) an amount determined by the Board, each year between 2019 and 2028.

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

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the status of, and changes in, the Company’s stock options granted during years ended December 31, 2018, 2019 and 2020:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding—January 1, 2018	—	$—
Granted	1,401,276	31.34
Exercised	—	—
Forfeited	—	—
Outstanding—December 31, 2018	1,401,276	31.34
Vested—December 31, 2018	503,014	33.00
Granted	558,021	28.19
Exercised	(25,575)	32.75
Forfeited	(100,756)	30.31
Outstanding—December 31, 2019	1,832,966	30.42
Vested—December 31, 2019	698,805	32.01
Granted	286,081	44.71
Exercised	(251,913)	30.97
Forfeited	(21,817)	29.27
Outstanding—December 31, 2020	1,845,317	32.57
Vested—December 31, 2020	785,257	31.36

For the purpose of calculating equity-based compensation expense for time-based stock option awards, the grant date fair value was determined using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2018, 2019 and 2020:

	2018		2019		2020
Expected term	7.3	years	6.2	years	6.3	years
Expected stock price volatility	32%		29%		34%
Risk-free interest rate	2.81%		1.76%		0.54%
Expected dividend yield	—%		—%		—%
Weighted average grant date fair value	$12.56		$9.03		$15.37

Stock options generally vest ratably over a four-year period commencing on the grant date.

For the purpose of calculating equity-based compensation expense for market condition-based awards granted during the year ended December 31, 2018, the grant date fair value was determined through the application of the Monte Carlo Simulation Model with the following weighted average assumptions:

Expected term	5.0	years
Expected stock price volatility	30%
Risk-free interest rate	2.78%
Expected dividend yield	—%
Weighted average grant date fair value	$3.97

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the status of, and changes in, the Company’s unvested Class A common stock during the years ended December 31, 2018, 2019 and 2020:

		Weighted
		Average
	Unvested Class A	Grant Date
	Common Stock	Fair Value

Outstanding—January 1, 2018	—	$—
Granted	178,608	33.00
Forfeited	—	—
Vested	(59,530)	33.00
Outstanding—December 31, 2018	119,078	33.00
Granted	—	—
Forfeited	(12,500)	33.00
Vested	(53,285)	33.00
Outstanding—December 31, 2019	53,293	33.00
Granted	—	—
Forfeited	(834)	33.00
Vested	(52,459)	33.00
Outstanding—December 31, 2020	—	—

The following table provides information relating to the status of, and changes in, the Company’s restricted stock units granted during the year ended December 31, 2019 and 2020:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value

Outstanding—January 1, 2019	—	$—
Granted	98,061	27.90
Forfeited	—	—
Vested	—	—
Outstanding—December 31, 2019	98,061	27.90
Granted	73,310	44.71
Forfeited	(7,707)	27.90
Vested	(22,569)	27.90
Outstanding—December 31, 2020	141,095	36.63

Restricted stock units generally vest ratably over a four-year period commencing on the grant date.

The Company recognized $7,725 of non-cash equity compensation expense in relation to stock options and unvested Class A common stock during the year ended December 31, 2018 inclusive of a one-time non-cash equity compensation expense of $4,504 in connection with the IPO and Reorganization Transactions.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

The Company recognized $4,247 and $5,485 of non-cash equity compensation expense in relation to stock options, unvested Class A common stock and restricted stock units during the years ended December 31, 2019 and 2020, respectively.

Total unrecognized expense, adjusted for estimated forfeitures, related to unvested stock options at December 31, 2020 was $9,711 and is expected to be recognized over a weighted-average period of 3.1 years.

Total unrecognized expense, adjusted for estimated forfeitures, related to restricted stock units at December 31, 2020 was $4,853, and is expected to be recognized over a period of 3.6 years.

Focus LLC Common Units

As of December 31, 2020, Focus LLC had 20,661,595 common units that had a corresponding share of the Company’s Class B common stock outstanding.

Each common unit holder and incentive unitholder of Focus LLC (other than the Company), subject to certain limitations, has the right to cause Focus LLC to redeem all or a portion of their vested common units and vested incentive units (“Exchange Right”). Upon an exercise of an Exchange Right with respect to vested incentive units, such incentive units will first be converted into a number of common units that takes into account the then-current value of the common units and such incentive units’ aggregate hurdle amount. Upon an exercise of an Exchange Right with respect to vested common units, and immediately after the conversion of vested incentive units into common units, Focus LLC will acquire each tendered common unit for, at its election, (i) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) an equivalent amount of cash. In addition, in connection with any redemption of vested common units (other than common units received upon a conversion of incentive units as described in this paragraph), the corresponding shares of Class B common stock will be cancelled. Alternatively, upon the exercise of any Exchange Right, the Company (instead of Focus LLC) will have the right to acquire each tendered common unit (and corresponding share of Class B common stock, as applicable) from the exchanging unitholder for, at its election, (i) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) an equivalent amount of cash. The Exchange Rights are subject to certain limitations and restrictions intended to ensure that Focus LLC will continue to be treated as a partnership for U.S. federal income tax purposes.

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

In November 2020, the Company issued an aggregate of 348,094 shares of Class A common stock and retired 233,786 shares of Class B common stock and 249,087 incentive units in Focus LLC and acquired 348,094 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

Focus LLC Restricted Common Units

During the year ended December 31, 2020, Focus LLC issued 73,276 restricted common units with a grant date fair value of $44.71 per unit that vest ratably over a four year period commencing on the grant date.

The Company has recorded $54 of non-cash equity compensation expense for restricted common units during the year ended December 31, 2020.

Total unrecognized expense, adjusted for estimated forfeitures, related to unvested incentive units at December 31, 2020, was $3,069 and is expected to be recognized over a weighted-average period of 3.9 years.

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

The estimated grant-date fair values of the 2018, 2019 and 2020 time-based incentive unit grants were calculated based on the following weighted-average assumptions:

	2018		2019		2020
Expected term	4.0	years	4.0	years	5.0	years
Expected unit price volatility	31%		29%		35%
Risk-free interest rate	2.53%		1.64%		0.39%
Expected dividend yield	—%		—%		—%
Weighted average grant date fair value	$7.71		$7.15		$13.72

Incentive units generally vest ratably over a four-year period commencing on the grant date.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

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

The Company has recorded $36,743, $14,082 and $16,746 of non-cash equity compensation expense for incentive units during the years ended December 31, 2018, 2019 and 2020, respectively.

Non-cash equity compensation expense for the year ended December 31, 2018 includes one-time non-cash equity compensation expense of $14,756 related to certain time-based incentive units that were modified and vested or exchanged for Focus LLC common units in connection with the IPO and Reorganization Transactions described in Note 3.

Total unrecognized expense, adjusted for estimated forfeitures, related to unvested incentive units at December 31, 2020, was $39,488 and is expected to be recognized over a weighted-average period of 2.7 years.

The following table provides information relating to the status of, and changes in, Focus LLC incentive units granted during the years ended December 31, 2018, 2019 and 2020:

		Weighted Average
	Incentive Units	Hurdle Price

Outstanding—January 1, 2018	15,229,039	$15.53
Granted	6,426,715	30.73
Forfeited	(311,625)	22.26
Redeemed	(2,746,655)	15.79
Outstanding—December 31, 2018	18,597,474	20.63
Vested—December 31, 2018	9,910,399	14.19
Granted	2,106,131	28.01
Forfeited	(618,117)	11.24
Redeemed	(331,038)	27.80
Outstanding—December 31, 2019	19,754,450	21.59
Vested—December 31, 2019	10,288,263	15.37
Granted	855,006	44.21
Exchanged	(3,153,308)	12.51
Forfeited	(221,651)	24.67
Outstanding—December 31, 2020	17,234,497	24.34
Vested—December 31, 2020	8,509,652	18.31

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at December 31, 2020 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	1,323,708	1,323,708
11.00	841,706	841,706
12.00	520,000	520,000
13.00	558,611	558,611
14.00	17,848	17,848
16.00	45,191	45,191
17.00	22,500	22,500
19.00	570,965	570,965
21.00	3,548,129	2,048,129
22.00	1,037,304	740,200
23.00	524,828	393,621
26.26	18,750	—
27.00	29,484	14,742
27.90	2,051,131	550,640
28.50	1,566,650	789,105
30.48	30,000	—
33.00	3,670,000	60,000
36.64	30,000	10,000
44.71	825,006	—
	17,234,497	8,509,652

Focus LLC Convertible Preferred Units

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

12. INCOME TAXES

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

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

Income tax expense for year ended December 31, 2020 is primarily related to U.S. federal, state and local income taxes imposed on Focus Inc.'s allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net income (loss) attributable to Focus Inc. due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

The following represents the U.S. and foreign components of income (loss) before income tax for the years ended December 31, 2018, 2019 and 2020:

	2018	2019	2020
Income (loss) before income tax:
United States	$(41,636)	$(7,828)	$65,472
Foreign	9,999	2,852	4,153
Total income (loss) before income tax	$(31,637)	$(4,976)	$69,625

The following represents the U.S. and foreign components of income tax expense for the years ended December 31, 2018, 2019 and 2020:

	2018	2019	2020
Current provision:
Federal	$1,511	$1,201	$10,363
State and local	1,080	1,579	5,355
Foreign	2,132	2,419	4,169
Subtotal	4,723	5,199	19,887
Deferred provision (benefit):
Federal	3,932	2,293	1,854
State and local	954	435	580
Foreign	(159)	(878)	(1,661)
Subtotal	4,727	1,850	773
Total income tax expense	$9,450	$7,049	$20,660

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

At December 31, 2019 and 2020, tax effects of book/tax temporary differences give rise to deferred tax assets (liabilities) as follows:

	2019	2020
Deferred tax assets:
Investment in Focus LLC	$74,415	$106,553
Deferred rent and other	1,644	1,444
Gross deferred tax assets	76,059	107,997
Deferred tax liabilities:
Intangible assets	(13,184)	(27,084)
Fixed assets and other	(270)	(359)
Gross deferred tax liabilities	(13,454)	(27,443)
Net deferred tax assets	$62,605	$80,554

At December 31, 2019, $12,848 of deferred tax liabilities were recorded as other liabilities in the consolidated balance sheets. At December 31, 2020, $26,735 of deferred tax liabilities were recorded as other liabilities in the consolidated balance sheets.

A reconciliation of the differences between the U.S. federal statutory tax rate and the effective tax rate for the years ended December 31, 2018, 2019 and 2020 is as follows:

	2018	2019	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Income passed through to individual members	(31.9)	(11.3)	(7.6)
Foreign income taxes	(6.2)	(31.0)	3.6
Non-cash equity compensation expense	(5.8)	(41.8)	3.5
Impairment of equity method investment	—	(31.0)	—
Other non-deductible expenses	(1.6)	(19.2)	0.9
State and local income taxes, net of U.S. federal tax benefit	(6.1)	(32.6)	7.0
Other	0.7	4.2	1.3
Effective income tax rate	(29.9)%	(141.7)%	29.7%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Based on this assessment, no valuation allowances were recorded at December 31, 2019 and 2020, respectively.

The Company files tax returns in U.S. federal, local and state jurisdictions and certain of the Company’s subsidiaries file income tax returns in foreign jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2017. In addition, open tax years related to local, state and foreign jurisdictions remain subject to examination, but are not considered material to the Company’s consolidated financial position, results of operations or cash flows. The Company is not aware of any tax position for which it is reasonably possible that the total amount of unrecognized benefits will change materially in the next 12 months.

13. TAX RECEIVABLE AGREEMENTS

In connection with the Reorganization Transactions and the closing of the IPO, the Company entered into two Tax Receivable Agreements ( the “Tax Receivable Agreement(s)”): one with certain entities affiliated with the Private

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

Equity Investors and the other with certain other continuing and former owners of Focus LLC. In March 2020 the Company entered into an additional Tax Receivable Agreement for Tax Receivable Agreement holders that join Focus LLC as members after the closing of the IPO (the parties to the three agreements, collectively, the “TRA holders”). New Focus LLC owners in the future may also become party to this additional Tax Receivable Agreement. The Tax Receivable Agreements generally provide for the payment by the Company to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in connection with the Reorganization Transactions and in periods after the IPO or after entering into the Tax Receivable Agreement, as applicable, as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. The Company will retain the benefit of the remaining 15% of these cash savings.

The Company had a liability of $48,399 and $81,563 relating to its obligations under the Tax Receivable Agreements as of December 31, 2019 and 2020, respectively. In February 2021, payments totaling $4,112 were made under the Tax Receivable Agreements.

14. LEASES

The future minimum lease payments under operating leases in place as of December 31, 2020 were as follows:

Year ending December 31,	Amount
2021	$48,678
2022	43,112
2023	39,247
2024	36,724
2025	31,291
2026 and thereafter	122,481
321,533
Less: present value discount	(68,238)
Operating lease liabilities at December 31, 2020	$253,295

The weighted average discount rate used to determine the Company’s operating lease liabilities was approximately 7% at December 31, 2019 and 6% at December 31, 2020. The weighted average remaining lease term at December 31, 2019 was approximately seven years and at December 31, 2020 was approximately eight years.

Other information pertaining to leases consists of the following:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2020
Operating lease costs included in selling, general and administrative expenses	$44,213	$50,123
Operating cash flows from operating leases	41,333	47,798
Operating lease assets obtained in exchange for operating lease obligations	68,891	87,699

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

15. COMMITMENTS AND CONTINGENCIES

Credit Risk

The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2019 and 2020, the Company had recorded no liabilities in connection with this right.

In addition, the Company has the right to pursue collection or performance from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing brokers and counterparties with which they conduct business.

The Company is exposed to credit risk for accounts receivable from clients. Such credit risk is limited to the amount of accounts receivable. The Company is also exposed to credit risk for changes in the benchmark interest rate (LIBOR or base rate) in connection with its Credit Facility. The Company intends to monitor the developments with respect to the planned phasing out of LIBOR and work with its lenders to ensure such transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2019 and 2020, a significant portion of cash and cash equivalents were held at a single institution.

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

From time to time, the Company’s subsidiaries receive requests for information from governmental authorities regarding business activities. The Company has cooperated and will continue to cooperate with all governmental agencies. The Company continues to believe that the resolution of any governmental inquiry will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

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

16. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have defined contribution retirement plans, including 401(k) and profit-sharing plans covering eligible employees. During the years ended December 31, 2018, 2019 and 2020, the amounts recorded in expense relating to these plans were $8,329, $10,235 and $9,357, respectively, and are included in compensation and related expenses in the consolidated statements of operations.

17. NET CAPITAL REQUIREMENTS

Certain of the Company’s regulated subsidiaries are subject to minimum net capital requirements. As of December 31, 2019 and 2020, all regulated subsidiaries subject to minimum net capital requirements individually had net capital in excess of minimum net capital requirements. As of December 31, 2019, these subsidiaries had aggregate net capital of $14,142, which was $11,439 in excess of aggregate minimum net capital requirements of $2,703. As of December 31, 2020, these subsidiaries had aggregate net capital of $12,253, which was $9,516 in excess of aggregate minimum net capital requirements of $2,737.

18. CASH FLOW INFORMATION

	Year Ended
	December 31,
	2018	2019	2020
Supplemental disclosures of cash flow information—cash paid for:
Interest	$56,584	$57,344	$41,352
Income taxes	$6,149	$7,775	$18,927
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$42,086	$82,781	$46,918
Fair market value of Focus LLC common units in connection with acquisitions and contingent consideration	$53,877	$—	$—
Fair market value of Class A common stock in connection with acquisitions	$112,461	$—	$—
Purchase price installments related to acquisitions	$39,134	$—	$—

19. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third-party payments associated with the use of his personal

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the years ended December 31, 2018, 2019 and 2020, the Company recognized expenses of $1,712, $1,906 and $1,280, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

Affiliates of certain holders of the Company’s Class A common stock and Class B common stock received underwriting fees of $6,244 in connection with the Company’s IPO during the year ended December 31, 2018.

Affiliates of certain holders of the Company’s Class A common stock and Class B common stock are lenders under the First Lien Term Loan. In July 2019, affiliates of certain holders of the Company’s Class A common stock and Class B common stock received $135 in fees in connection with the amendment and expansion of the Company’s First Lien Term Loan. In January 2021, affiliates of certain holders of the Company’s Class A common stock and Class B common stock received $394 in fees in connection with the amended and expanded First Lien Term Loan.

20. OTHER

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2019 AND 2020

(In thousands, except unit data, share and per share amounts)

21. SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019

	(in thousands, except per share data)
Revenues	$259,924	$301,545	$316,641	$340,231
Operating expenses	250,607	282,012	303,736	314,340
Income from operations	9,317	19,533	12,905	25,891

Net income (loss)	(2,828)	3,102	392	(12,691)
Non-controlling interests	(114)	(2,306)	881	692
Net income (loss) attributable to Common Shareholders	$(2,942)	$796	$1,273	$(11,999)
Income (loss) per share of Class A common stock:
Basic	$(0.06)	$0.02	$0.03	$(0.25)
Diluted	$(0.06)	$0.02	$0.03	$(0.25)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020

	(in thousands, except per share data)
Revenues	$337,054	$313,109	$331,483	$379,673
Operating expenses	271,464	299,166	312,977	357,884
Income from operations	65,590	13,943	18,506	21,789

Net income	34,019	3,328	3,944	7,674
Non-controlling interests	(13,623)	(919)	(2,302)	(4,076)
Net income attributable to Common Shareholders	$20,396	$2,409	$1,642	$3,598
Income per share of Class A common stock:
Basic	$0.43	$0.05	$0.03	$0.07
Diluted	$0.43	$0.03	$0.03	$0.07

Income (loss) per share of Class A common stock for the quarterly periods may not sum to Income (loss) per share of Class A common stock for the respective annual period due to rounding.