Form 10-Q
period 2021-03-31
Focus Financial Partners Inc.
filed 2021-05-06
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 3, 2021, the registrant had 55,114,842 shares of Class A common stock and 17,025,646 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2020	2021
ASSETS
Cash and cash equivalents	$65,858	$169,715
Accounts receivable less allowances of $2,178 at 2020 and $2,135 at 2021	169,220	176,558
Prepaid expenses and other assets	65,581	87,594
Fixed assets—net	49,209	48,711
Operating lease assets	229,748	229,132
Debt financing costs—net	6,950	6,276
Deferred tax assets—net	107,289	160,247
Goodwill	1,255,559	1,253,976
Other intangible assets—net	1,113,467	1,082,254
TOTAL ASSETS	$3,062,881	$3,214,463
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$9,634	$7,809
Accrued expenses	53,862	55,626
Due to affiliates	66,428	26,638
Deferred revenue	9,190	9,783
Other liabilities	222,911	238,089
Operating lease liabilities	253,295	255,145
Borrowings under credit facilities (stated value of $1,507,622 and $1,623,449 at December 31, 2020 and March 31, 2021, respectively)	1,507,119	1,619,831
Tax receivable agreements obligations	81,563	123,895
TOTAL LIABILITIES	2,204,002	2,336,816
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 51,158,712 and 55,114,842 shares issued and outstanding at December 31, 2020 and March 31, 2021, respectively	512	551
Class B common stock, par value $0.01, 500,000,000 shares authorized; 20,661,595 and 17,019,104 shares issued and outstanding at December 31, 2020 and March 31, 2021, respectively	207	170
Additional paid-in capital	526,664	590,022
Retained earnings	14,583	14,839
Accumulated other comprehensive income (loss)	(2,167)	917
Total shareholders' equity	539,799	606,499
Non-controlling interest	319,080	271,148
Total equity	858,879	877,647
TOTAL LIABILITIES AND EQUITY	$3,062,881	$3,214,463

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended
	March 31,
	2020	2021
REVENUES:
Wealth management fees	$318,603	$374,845
Other	18,451	19,330
Total revenues	337,054	394,175
OPERATING EXPENSES:
Compensation and related expenses	117,844	141,043
Management fees	83,693	102,072
Selling, general and administrative	62,595	63,826
Intangible amortization	35,723	42,983
Non-cash changes in fair value of estimated contingent consideration	(31,373)	25,936
Depreciation and other amortization	2,982	3,607
Total operating expenses	271,464	379,467
INCOME FROM OPERATIONS	65,590	14,708
OTHER INCOME (EXPENSE):
Interest income	285	47
Interest expense	(13,586)	(10,521)
Amortization of debt financing costs	(782)	(852)
Loss on extinguishment of borrowings	(6,094)	—
Other income—net	612	3
Income from equity method investments	64	283
Total other expense—net	(19,501)	(11,040)
INCOME BEFORE INCOME TAX	46,089	3,668
INCOME TAX EXPENSE	12,070	1,186
NET INCOME	34,019	2,482
Non-controlling interest	(13,623)	(2,226)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$20,396	$256
Income per share of Class A common stock:
Basic	$0.43	$0.00
Diluted	$0.43	$0.00
Weighted average shares of Class A common stock outstanding:
Basic	47,436,555	52,200,029
Diluted	47,441,172	52,654,822

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income

(In thousands)

	For the three months ended
	March 31,
	2020	2021
Net income	$34,019	$2,482
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,565)	(441)
Unrealized gain (loss) on interest rate swap designated as a cash flow hedge	(2,944)	5,251
Comprehensive income	22,510	7,292
Less: Comprehensive income attributable to noncontrolling interest	(9,561)	(3,952)
Comprehensive income attributable to common shareholders	$12,949	$3,340

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the three months ended
	March 31,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,019	$2,482
Adjustments to reconcile net income to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	35,723	42,983
Depreciation and other amortization	2,982	3,607
Amortization of debt financing costs	782	852
Non-cash equity compensation expense	5,034	12,356
Non-cash changes in fair value of estimated contingent consideration	(31,373)	25,936
Income from equity method investments	(64)	(283)
Distributions received from equity method investments	25	176
Deferred taxes and other non-cash items	4,104	436
Loss on extinguishment of borrowings	6,094	—
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(9,047)	(7,393)
Prepaid expenses and other assets	(1,705)	(5,098)
Accounts payable	1,281	(1,637)
Accrued expenses	(1,612)	2,169
Due to affiliates	(41,785)	(39,818)
Other liabilities	(2,815)	(3,023)
Deferred revenue	1,739	383
Net cash provided by operating activities	3,382	34,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(52,188)	(7,925)
Purchase of fixed assets	(3,188)	(2,835)
Investment and other, net	—	(17,500)
Net cash used in investing activities	(55,376)	(28,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	285,000	524,375
Repayments of borrowings under credit facilities	(37,892)	(409,173)
Proceeds from issuance of common stock, net	—	12,119
Payments in connection with unit redemption, net	—	(12,119)
Payments in connection with tax receivable agreements	—	(4,112)
Contingent consideration paid	(21,428)	(4,172)
Payments of debt financing costs	(634)	(2,700)
Proceeds from exercise of stock options	77	2,863
Payments on finance lease obligations	(34)	(33)
Distributions for unitholders	(4,567)	(9,055)
Net cash provided by financing activities	220,522	97,993
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(667)	(4)
CHANGE IN CASH AND CASH EQUIVALENTS	167,861	103,857
CASH AND CASH EQUIVALENTS:
Beginning of period	65,178	65,858
End of period	$233,039	$169,715

See Note 13 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Three months ended March 31, 2020 and 2021

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional	Retained	Other	Total
	Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity	Interest	Total Equity
Balance at January 1, 2020	47,421,315	$474	22,075,749	$221	$498,186	$(13,462)	$(1,299)	$484,120	$319,850	$803,970
Net income	—	—	—	—	—	20,396	—	20,396	13,623	34,019
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	316,370	3	(316,370)	(3)	6,036	—	—	6,036	—	6,036
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	66,631	1	—	—	1,271	—	—	1,272	—	1,272
Exercise of stock options	2,713	—	—	—	77	—	—	77	—	77
Change in non-controlling interest allocation	—	—	—	—	14,087	—	—	14,087	(21,530)	(7,443)
Non-cash equity compensation expenses	—	—	—	—	1,017	—	—	1,017	—	1,017
Currency translation adjustment-net of tax	—	—	—	—	—	—	(5,524)	(5,524)	(3,041)	(8,565)
Unrealized loss on interest rate swaps designated as a cash flow hedges-net of tax	—						(1,923)	(1,923)	(1,021)	(2,944)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(393)	—	—	(393)	—	(393)
Balance at March 31, 2020	47,807,029	$478	21,759,379	$218	$520,281	$6,934	$(8,746)	$519,165	$307,881	$827,046

Balance at January 1, 2021	51,158,712	$512	20,661,595	$207	$526,664	$14,583	$(2,167)	$539,799	$319,080	$858,879
Net income	—	—	—	—	—	256	—	256	2,226	2,482
Issuance (cancellation) of common stock in connection with offering, net	2,640,369	26	(2,460,732)	(25)	121,983	—	—	121,984	—	121,984
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	1,181,759	12	(1,181,759)	(12)	54,869	—	—	54,869	—	54,869
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	70,465	1	—	—	3,271	—	—	3,272	—	3,272
Exercise of stock options	63,537	—	—	—	2,022	—	—	2,022	—	2,022
Change in non-controlling interest allocation	—	—	—	—	(125,836)	—	—	(125,836)	(51,884)	(177,720)
Non-cash equity compensation expenses	—	—	—	—	1,164	—	—	1,164	—	1,164
Currency translation adjustment-net of tax	—	—	—	—	—	—	(312)	(312)	(129)	(441)
Unrealized gain (loss) on interest rate swaps designated as a cash flow hedges-net of tax	—	—	—	—	—	—	3,396	3,396	1,855	5,251
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	5,885	—	—	5,885	—	5,885
Balance at March 31, 2021	55,114,842	$551	17,019,104	$170	$590,022	$14,839	$917	$606,499	$271,148	$877,647

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements

(In thousands, except unit data, share and per share amounts)

1. GENERAL

Organization and Business— Focus Financial Partners Inc. (the “Company”) was formed as a Delaware corporation on July 29, 2015 for the sole purpose of completing the initial public offering (“IPO”) and reorganization transactions (“Reorganization Transactions”) in order to carry on the business of Focus Financial Partners, LLC (“Focus LLC”) and its subsidiaries. On July 30, 2018, the Company became the managing member of Focus LLC and operates and controls the businesses and affairs of Focus LLC and its subsidiaries.

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

2. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The unaudited condensed consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. The Company consolidates Focus LLC and its subsidiaries’ financial statements and records the interests in Focus LLC consisting of common units and the common unit equivalent of incentive units of Focus LLC that the Company does not own as non-controlling interests, (see Note 3). Intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 19, 2021.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

	Three Months Ended
	March 31,
	2020	2021
Domestic revenue	$321,983	$370,954
International revenue	15,071	23,221
Total revenue	$337,054	$394,175

International revenue consists of revenue generated by partner firm legal entities in Australia, Canada and the United Kingdom.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification (“ASC”) 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of ASU No. 2019-12 on January 1, 2021 did not have a material effect on the Company's consolidated financial statements.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

3. NON-CONTROLLING INTEREST AND INCOME PER SHARE

The calculation of controlling and non-controlling interest is as follows as of March 31, 2020 and 2021:

	2020	2021
Focus LLC common units held by continuing owners	21,759,379	17,019,104
Focus LLC restricted common units	—	71,374
Common unit equivalents of outstanding vested and unvested incentive units(1)	3,623,660	7,006,625
Total common units, restricted common units and common unit equivalents attributable to non-controlling interest	25,383,039	24,097,103
Total common units, restricted common units and common unit equivalents of incentive units outstanding	73,190,068	79,211,945
Non-controlling interest allocation	34.7%	30.4%
Company’s interest in Focus LLC	65.3%	69.6%
(1)	Focus LLC common units issuable upon conversion of 19,369,928 and 16,728,882 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of March 31, 2020 and 2021, respectively, was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

The calculation of basic and diluted income per share is described below:

Basic income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods:

	Three Months Ended
	March 31,
	2020	2021
Basic income per share:
Net income attributable to common shareholders	$20,396	$256
Weighted average shares of Class A common stock outstanding	47,436,555	52,200,029
Basic income per share	$0.43	$0.00

Diluted income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods plus the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options, unvested Class A

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

common stock, restricted stock units and Focus LLC common units, restricted common units and incentive units as calculated using the treasury stock method:

	Three Months Ended
	March 31,
	2020	2021
Diluted income per share:
Net income attributable to common shareholders	$20,396	$256
Weighted average shares of Class A common stock outstanding	47,436,555	52,200,029
Effect of dilutive stock options	2,573	415,041
Effect of dilutive unvested Class A common stock	2,044	—
Effect of dilutive restricted stock units	—	39,752
Total	47,441,172	52,654,822
Diluted income per share	$0.43	$0.00

Diluted income per share for the three months ended March 31, 2020 and 2021 excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the Company’s IPO if the volume weighted average per share price for any ninety-calendar day period within such five-year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at March 31, 2020 and 2021.

Focus LLC common and incentive units may be exchanged for the Company’s Class A common stock, subject to certain limitations (see Note 9). In computing the dilutive effect, if any, that the exchange would have on net income per share, net income attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the three months ended March 31, 2020 and 2021, such exchange is not reflected in diluted net income per share as the assumed exchange is not dilutive.

4. ACQUISITIONS

Business Acquisitions

Business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations.

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the three months ended March 31, 2021 is as follows:

Number of business acquisitions closed	2
Consideration:
Cash due at closing	$7,664
Fair market value of estimated contingent consideration	6,187
Total consideration	$13,851
Allocation of purchase price:
Total tangible assets	$1,288
Total liabilities assumed	(829)
Customer relationships	11,229
Management contract	280
Goodwill	1,883
Total allocated consideration	$13,851

Management believes approximately $7,335 of tax goodwill and intangibles related to business acquisitions completed during the three months ended March 31, 2021 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2021 includes revenue and loss from operations for the one business acquisition that is a new subsidiary partner firm from the acquisition date of $241 and $(73), respectively.

The weighted-average useful lives of intangible assets acquired during the three months ended March 31, 2021 through business acquisitions are as follows:

Number of years
Management contract	20
Customer relationships	9
Weighted-average useful life of all intangibles acquired	9

From April 1, 2021 to May 6, 2021, the Company completed 5 business acquisitions for cash and equity of $74,687, plus contingent consideration.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2020 and the three months ended March 31, 2021:

	December 31,	March 31,
	2020	2021
Balance beginning of period:
Goodwill	$1,112,855	$1,278,183
Cumulative impairment losses	(22,624)	(22,624)
	1,090,231	1,255,559
Goodwill acquired	160,341	1,883
Other	4,987	(3,466)
	165,328	(1,583)
Balance end of period:
Goodwill	1,278,183	1,276,600
Cumulative impairment losses	(22,624)	(22,624)
	$1,255,559	$1,253,976

The following table summarizes the amortizing acquired intangible assets at December 31, 2020:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,610,971	$(612,037)	$998,934
Management contracts	158,526	(47,881)	110,645
Other acquired intangibles	7,733	(3,845)	3,888
Total	$1,777,230	$(663,763)	$1,113,467

The following table summarizes the amortizing acquired intangible assets at March 31, 2021:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,622,173	(652,363)	969,810
Management contracts	158,819	(49,991)	108,828
Other acquired intangibles	7,740	(4,124)	3,616
Total	$1,788,732	$(706,478)	$1,082,254

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

Marketable securities

At March 31, 2021, the fair value of the Company’s investment in a mutual fund was $17,619. The fair value was determined using Level 1 inputs.

First Lien Term Loan

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2020 and March 31, 2021 are as follows:

	December 31, 2020		March 31, 2021
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan	$1,127,622	$1,120,574	$1,623,449	$1,605,185

Derivatives

At December 31, 2020 and March 31, 2021, the fair value of the Company’s $850,000 notional amount interest rate swap agreements was $(10,400) and $(4,116), respectively. The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2020 and the three months ended March 31, 2021:

Balance at January 1, 2020	$183,568
Additions to estimated contingent consideration	46,918
Payments of contingent consideration	(80,803)
Non-cash changes in fair value of estimated contingent consideration	19,197
Other	790
Balance at December 31, 2020	$169,670
Additions to estimated contingent consideration	6,187
Payments of contingent consideration	(9,448)
Non-cash changes in fair value of estimated contingent consideration	25,936
Other	(218)
Balance at March 31, 2021	$192,127

Estimated contingent consideration is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

During the year ended December 31, 2020, the Company paid $80,803 in cash as contingent consideration associated with business acquisitions. During the three months ended March 31, 2021, the Company paid $9,448 in cash as contingent consideration associated with business acquisitions. In addition, the Company also paid $382 and $591 of contingent consideration for the three months ended March 31, 2020 and 2021, respectively, associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the unaudited condensed consolidated statement of cash flows.

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2020 and March 31, 2021 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2020	Techniques	Inputs	Ranges
$169,670	Monte Carlo Simulation Model	Forecasted growth rates	(33.6)% - 20.9%
		Discount rates	10.0% - 18.0%

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
March 31, 2021	Techniques	Inputs	Ranges
$192,127	Monte Carlo Simulation Model	Forecasted growth rates	(27.7)% - 25.2%
		Discount rates	9.0% - 16.0%

7. CREDIT FACILITY

As of March 31, 2021, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $1,623,449 first lien term loan (the “First Lien Term Loan”) and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At March 31, 2021, Focus LLC's First Lien Leverage Ratio was 3.79:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $383,357 at March 31, 2021. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2020. Based on the excess cash flow calculation for the year ended December 31, 2020, no contingent principal payments are required to be made in 2021.

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

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2020 and March 31, 2021:

	December 31,	March 31,
	2020	2021
First Lien Term Loan	$1,127,622	$1,623,449
First Lien Revolver	380,000	—
Unamortized debt financing costs	(503)	(3,025)
Unamortized discount	—	(593)
Total	$1,507,119	$1,619,831

At December 31, 2020 and March 31, 2021, unamortized debt financing costs associated with the First Lien Revolver of $6,950 and $6,276, respectively, were recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

Weighted-average interest rates for outstanding borrowings were approximately 3% for the year ended December 31, 2020 and approximately 2% for the three months ended March 31, 2021.

As of December 31, 2020 and March 31, 2021, the First Lien Revolver available unused commitment line was $262,413 and $642,355, respectively.

As of December 31, 2020 and March 31, 2021, Focus LLC was contingently obligated for letters of credit in the amount of $7,587 and $7,645, respectively, each bearing interest at an annual rate of approximately 2%.

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

At December 31, 2020 and March 31, 2021, the fair value of the interest rate swaps was $(10,400) and $(4,116), respectively, which is included in other liabilities in the accompanying unaudited condensed consolidated

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

balance sheets. The interest rate swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive loss, net of tax of $1,804 and $771 at December 31, 2020 and March 31, 2021, respectively.

9. EQUITY

Offering

In March 2021, the Company completed an underwritten offering of 7,987,367 shares of its Class A common stock, including 987,367 shares of Class A common stock sold in connection with a partial exercise of the option to purchase additional shares granted to the underwriters, at $48.00 per share. This amount included 7,725,061 shares offered by certain selling stockholders of the Company affiliated with the Company’s private equity investors and 262,306 shares offered by the Company (the “Offering”) on behalf of certain of the existing unitholders of Focus LLC.

The net proceeds to the Company were $12,119, after deducting underwriting discounts and before other offering expenses of $1,122. The Company contributed the net proceeds from the sale of the shares of Class A common stock that it offered to Focus LLC in exchange for newly issued common units in Focus LLC. Focus LLC used the contributed amounts to purchase units in Focus LLC from certain unitholders and in connection with such purchase, the Company retired the corresponding shares of its Class B common stock, as applicable.

In connection with the Offering, the Company issued an aggregate of 2,640,369 shares of Class A common stock and retired 2,460,732 shares of Class B common stock and 364,180 incentive units in Focus LLC, and acquired 2,640,369 common units in Focus LLC.

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

In March 2021, the Company issued an aggregate of 1,252,224 shares of Class A common stock and retired 1,181,759 shares of Class B common stock and 152,753 incentive units in Focus LLC, and acquired 1,252,224 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Stock Options and Restricted Stock Units

The following table provides information relating to the changes in the Company’s stock options during the three months ended March 31, 2021:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding—January 1, 2021	1,845,317	$32.57
Granted	—	—
Exercised	(63,537)	31.83
Forfeited	—	—
Outstanding—March 31, 2021	1,781,780	32.60
Vested—March 31, 2021	727,970	31.33

The following table provides information relating to the changes in the Company’s restricted stock units during the three months ended March 31, 2021:

Weighted
Average
	Restricted Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2021	141,095	$36.63
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding—March 31, 2021	141,095	36.63

The Company recognized $1,187 and $1,164 of non-cash equity compensation expense in relation to the stock options, unvested Class A common stock and restricted stock units during the three months ended March 31, 2020 and 2021, respectively.

Focus LLC Restricted Common Units and Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC restricted common units during the three months ended March 31, 2021:

		Weighted
		Average
	Restricted	Grant Date
	Common Units	Fair Value
Outstanding—January 1, 2021	73,276	$44.71
Granted	—	—
Forfeited	(1,902)	44.71
Vested	—	—
Outstanding—March 31, 2021	71,374	44.71

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

The estimated grant-date fair value of the time-based incentive unit grants during the three months ended March 31, 2021 was calculated based on the following weighted-average assumptions:

Expected term	5.0	years
Expected stock price volatility	34.75%
Risk-free interest rate	0.36%
Expected dividend yield	—%
Weighted average grant date fair value	$13.43

The following table provides information relating to the changes in Focus LLC incentive units during the three months ended March 31, 2021:

		Weighted Average
	Incentive Units	Hurdle Price
Outstanding—January 1, 2021	17,234,497	$24.34
Granted	30,000	43.50
Exchanged	(516,933)	24.67
Forfeited	(18,682)	44.71
Outstanding—March 31, 2021	16,728,882	24.34
Vested—March 31, 2021	8,896,320	18.22

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at March 31, 2021 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	1,323,708	1,323,708
11.00	841,706	841,706
12.00	520,000	520,000
13.00	548,750	548,750
14.00	17,848	17,848
16.00	45,191	45,191
17.00	20,000	20,000
19.00	549,643	549,643
21.00	3,440,620	2,836,850
22.00	888,417	591,313
23.00	524,828	393,621
26.26	18,750	—
27.00	29,484	22,113
27.90	1,951,339	450,848
28.50	1,492,088	714,543
30.48	30,000	—
33.00	3,617,500	7,500
36.64	30,000	10,000
43.50	30,000	—
44.71	806,324	—
	16,728,882	8,896,320

In February 2021, the compensation committee of the Company applied its discretion to provide for a new measurement period for 1,162,500 incentive units of certain officers of the Company. As a result of the modification, 896,230 units were vested based on the weighted average price per share for the seven days prior to February 23, 2021, with vesting calculated based on the same stock price hurdles that were to apply on the third anniversary of the IPO. This vesting criteria provided that if the specified weighted average price per share was: (i) less than $42.00, then none of such incentive units would vest; (ii) greater than $63.00, then all of such incentive units would vest; and (iii) if between $42.00 and $63.00, then (x) fifty percent of such incentive units would vest and (y) the remaining fifty percent of the remaining unvested incentive units would vest linearly based on where the price falls within the range of $42.00 and $63.00. The remaining 266,270 units that did not vest during the February measurement period will remain eligible to vest pursuant to the same criteria but using the weighted average price per share for the ninety day period immediately preceding the third anniversary of the Company’s IPO. In connection with the modification that resulted in the vesting of 896,230 units, the Company recognized additional non-cash equity compensation expense of $6,439 during the three months ended March 31, 2021. In connection with the modification of the vesting terms of the 266,270 incentive units, the Company will recognize incremental non-cash equity compensation expense of $1,544 from the modification date through July 2021,the third anniversary of the IPO.

The Company recorded $3,847 and $11,192 in total non-cash equity compensation expense for incentive units during the three months ended March 31, 2020 and 2021, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

10. INCOME TAXES

The estimated annual effective tax rate for the three months ended March 31, 2021 was 26.7% as compared to 29.7% for the year ended December 31, 2020. Income tax expense for the three months ended March 31, 2021 includes a discrete tax expense of approximately $207, and is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net income attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

During the three months ended March 31, 2021, there were no changes to the Company’s uncertain tax positions.

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

As of March 31, 2021, the Company had recorded a liability of $123,895 relating to the TRA obligations. Future payments under the TRAs in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded. In February 2021 and April 2021, payments totalling $4,112 and $311, respectively, were made under the Tax Receivable Agreements.

12. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2020 and March 31, 2021, the Company had recorded no liabilities in connection with this right.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2020 and March 31, 2021, a significant portion of cash and cash equivalents were held at a single institution.

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

13. CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2020	2021
Supplemental disclosures of cash flow information—cash paid for:
Interest	$13,555	$10,267
Income taxes	$2,047	$3,739
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$3,367	$6,187

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

14. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three months ended March 31, 2020 and 2021, the Company recognized expenses of $417 and $603, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

At March 31, 2021, affiliates of certain holders of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility.

Affiliates of certain holders of the Company’s Class A common stock and Class B common stock earned estimated underwriting fees of $4,707 in connection with the Offering.

15. OTHER

In January 2021, the Company invested $18,000 in a publicly traded mutual fund. The investment is recorded at its fair value each period in prepaid expenses and other assets in the unaudited condensed consolidated balance sheets. Unrealized gains and losses are recognized in the unaudited condensed consolidated statements of operations. One of the Company’s subsidiaries is a sub-adviser to the mutual fund.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020 and 2021.

Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” “continue,” “will” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021, and in our other filings with the SEC. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

Overview

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment advisor (“RIA”) industry, with a footprint of over 70 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating as part of a scaled business model with aligned economic interests, while retaining their entrepreneurial culture and independence.

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

Since 2006, when we began revenue-generating and acquisition activities, we have created a partnership of over 70 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues in excess of $1.3 billion for the year ended December 31, 2020 and $394.2 million for the three months ended March 31, 2021. For the year ended December 31, 2020 and the three months ended March 31, 2021, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into Australia, Canada and the United Kingdom.

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

	Three Months Ended March 31,
	2020		2021
		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$318,603	94.5%	$374,845	95.1%
Other	18,451	5.5%	19,330	4.9%
Total revenues	$337,054	100.0%	$394,175	100.0%

During the three months ended March 31, 2021, our wealth management fees were impacted by the acquisition of a new partner firm and the growth of existing partner firms, which includes the acquisitions of wealth management practices and customer lists by our existing partner firms. During the three months ended March 31, 2021, we completed the acquisition of one partner firm, Hill Investment Group. During the three months ended March 31, 2021, our partner firms completed one acquisition, consisting of a business acquisition accounted for in accordance with Accounting Standard Codification (“ASC”) Topic 805: Business Combinations.

See Note 4 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

For the three months ended March 31, 2021, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Additionally, we estimate that approximately 22% of our revenues for the three months ended March 31, 2021 were not directly correlated to the financial markets. Of the 78% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three months ended March 31, 2021, we estimate that approximately 67% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 67% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

During the three months ended March 31, 2021, our revenues were negatively impacted by the effects of Covid-19 on a portion of our non-market correlated revenues derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist through the remaining reporting periods in 2021. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

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

Business Acquisitions

We completed two business acquisitions during the three months ended March 31, 2021, consisting of a new partner firm and an acquisition by a partner firm. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

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

The following table summarizes our business acquisitions for the three months ended March 31, 2021 (dollars in thousands):

Number of business acquisitions closed	2
Consideration:
Cash due at closing	$7,664
Fair market value of estimated contingent consideration	6,187
Total consideration	$13,851

During three months ended March 31, 2021, our acquisitions have been paid for with a combination of cash flow from operations and proceeds from borrowings under the Credit Facility.

Recent Developments

From April 1, 2021 to the date of this Quarterly Report, we completed five business acquisitions (accounted for in accordance with ASC Topic 805: Business Combinations) consisting of both new partner firms and acquisitions by partner firms. The estimated Acquired Base Earnings associated with the acquisitions of the new partner firms during this period is approximately $10 million.

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three months ended March 31, 2020 and 2021 include the following:

	Three Months Ended
	March 31,
	2020	2021

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$337,054	$394,175
Revenue growth (1) from prior period	29.7%	16.9%
Organic revenue growth (2) from prior period	21.2%	12.2%
Management Fees Metrics (operating expense):
Management fees	$83,693	$102,072
Management fees growth (3) from prior period	46.8%	22.0%
Organic management fees growth (4) from prior period	33.7%	15.7%
Net Income Metrics:
Net income	$34,019	$2,482
Net income growth from prior period	*	*
Income per share of Class A common stock:
Basic	$0.43	$0.00
Diluted	$0.43	$0.00
Income per share of Class A common stock growth from prior period:
Basic	*	*
Diluted	*	*
Adjusted EBITDA Metrics:
Adjusted EBITDA (6)	$78,020	$100,995
Adjusted EBITDA growth (6) from prior period	43.1%	29.4%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)(6)	$45,515	$63,449
Adjusted Net Income Excluding Tax Adjustments growth (5)(6) from prior period	58.6%	39.4%
Tax Adjustments
Tax Adjustments (5)(6)(7)	$8,935	$10,492
Tax Adjustments growth from prior period (5)(6)(7)	27.2%	17.4%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)(6)	$0.62	$0.80
Tax Adjustments Per Share (5)(6)(7)	$0.12	$0.13
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5)(6) from prior period	63.2%	29.0%
Tax Adjustments Per Share growth from prior period (5)(6)(7)	33.3%	8.3%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (6)	73,132,756	79,606,295
Other Metrics:
Net Leverage Ratio (8) at period end	4.00x	3.79x
Acquired Base Earnings (9)	$3,190	$663
Number of partner firms at period end (10)	64	72

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.
(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	In disclosures, including filings with the SEC, made prior to the quarter ended September 30, 2020, “Adjusted Net Income Excluding Tax Adjustments” and “Tax Adjustments” were presented together as “Adjusted Net Income.” Additionally, “Adjusted Net Income Excluding Tax Adjustments Per Share” and “Tax Adjustments Per Share” were presented together as “Adjusted Net Income Per Share.”
(6)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(7)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of March 31, 2021, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $41,907.
(8)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income (loss) excluding interest income, interest expense, income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings, other expense/income, net, and secondary offering expenses, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

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

Set forth below is a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2020 and 2021:

	Three Months Ended
	March 31,
	2020	2021

	(in thousands)
Net income	$34,019	$2,482
Interest income	(285)	(47)
Interest expense	13,586	10,521
Income tax expense	12,070	1,186
Amortization of debt financing costs	782	852
Intangible amortization	35,723	42,983
Depreciation and other amortization	2,982	3,607
Non‑cash equity compensation expense	5,034	12,356
Non‑cash changes in fair value of estimated contingent consideration	(31,373)	25,936
Loss on extinguishment of borrowings	6,094	—
Other income, net	(612)	(3)
Secondary offering expenses	—	1,122
Adjusted EBITDA	$78,020	$100,995

Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share

We analyze our performance using Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share. Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are non-GAAP measures. We define Adjusted Net Income Excluding Tax Adjustments as net income (loss) excluding income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings and secondary offering expenses, if any. The calculation of Adjusted Net Income Excluding Tax Adjustments also includes adjustments to reflect a pro forma 27% income tax rate reflecting the estimated U.S. Federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.

Adjusted Net Income Excluding Tax Adjustments Per Share is calculated by dividing Adjusted Net Income Excluding Tax Adjustments by the Adjusted Shares Outstanding. Adjusted Shares Outstanding includes: (i) the weighted average shares of Class A common stock outstanding during the periods, (ii) the weighted average incremental shares of Class A common stock related to stock options outstanding during the periods, (iii) the weighted average incremental shares of Class A common stock related to unvested Class A common stock outstanding during the periods, (iv) the weighted average incremental shares of Class A common stock related to restricted stock units outstanding during the periods, (v) the weighted average number of Focus LLC common units outstanding during the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock), (vi) the weighted average number of Focus LLC restricted common units outstanding during the periods (assuming that 100% of such Focus LLC restricted common units have been exchanged for Class A common stock) and (vii) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the periods based on the closing price of our Class A common stock on the last trading day of the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

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

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share for the three months ended March 31, 2020 and 2021:

	Three Months Ended March 31,
	2020	2021

	(dollars in thousands, except per share data)
Net income	$34,019	$2,482
Income tax expense	12,070	1,186
Amortization of debt financing costs	782	852
Intangible amortization	35,723	42,983
Non‑cash equity compensation expense	5,034	12,356
Non‑cash changes in fair value of estimated contingent consideration	(31,373)	25,936
Loss on extinguishment of borrowings	6,094	—
Secondary offering expenses (1)	—	1,122
Subtotal	62,349	86,917
Pro forma income tax expense (27%) (2)	(16,834)	(23,468)
Adjusted Net Income Excluding Tax Adjustments	$45,515	$63,449
Tax Adjustments (3)	$8,935	$10,492
Adjusted Net Income Excluding Tax Adjustments Per Share	$0.62	$0.80
Tax Adjustments Per Share (3)	$0.12	$0.13
Adjusted Shares Outstanding	73,132,756	79,606,295

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (4)	47,436,555	52,200,029
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options, unvested Class A common stock and restricted stock units	4,617	454,793
Weighted average Focus LLC common units outstanding (5)	22,020,124	19,723,223
Weighted average Focus LLC restricted common units outstanding (6)	—	71,374
Weighted average common unit equivalent of Focus LLC incentive units outstanding (7)	3,671,460	7,156,876
Adjusted Shares Outstanding	73,132,756	79,606,295
(1)	Relates to offering expenses associated with the March 2021 secondary equity offering.
(2)	The pro forma income tax rate of 27% reflects the estimated U.S. Federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.
(3)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of March 31, 2021, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $41,907.

(4)	Represents our GAAP weighted average Class A common stock outstanding—basic.
(5)	Assumes that 100% of the Focus LLC common units were exchanged for Class A common stock.
(6)	Assumes that 100% of the Focus LLC restricted common units were exchanged for Class A common stock.
(7)	Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2021

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2020 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	March 31,
	2020	2021	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$318,603	$374,845	$56,242	17.7%
Other	18,451	19,330	879	4.8%
Total revenues	337,054	394,175	57,121	16.9%
Operating expenses:
Compensation and related expenses	117,844	141,043	23,199	19.7%
Management fees	83,693	102,072	18,379	22.0%
Selling, general and administrative	62,595	63,826	1,231	2.0%
Intangible amortization	35,723	42,983	7,260	20.3%
Non‑cash changes in fair value of estimated contingent consideration	(31,373)	25,936	57,309	182.7%
Depreciation and other amortization	2,982	3,607	625	21.0%
Total operating expenses	271,464	379,467	108,003	39.8%
Income from operations	65,590	14,708	(50,882)	(77.6)%
Other income (expense):
Interest income	285	47	(238)	(83.5)%
Interest expense	(13,586)	(10,521)	3,065	22.6%
Amortization of debt financing costs	(782)	(852)	(70)	(9.0)%
Loss on extinguishment of borrowings	(6,094)	—	6,094	*
Other income—net	612	3	(609)	*
Income from equity method investments	64	283	219	*
Total other expense—net	(19,501)	(11,040)	8,461	43.4%
Income before income tax	46,089	3,668	(42,421)	*
Income tax expense	12,070	1,186	(10,884)	(90.2)%
Net income	$34,019	$2,482	$(31,537)	(92.7)%
*	Not meaningful

Revenues

Wealth management fees increased $56.2 million, or 17.7%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. New partner firms added subsequent to the three months ended March 31, 2020 that are included in our results of operations for the three months ended March 31, 2021 include

MEDIQ Financial Services, InterOcean Capital, Seasons of Advice, CornerStone Partners, Fairway Wealth Management, Kavar Capital Partners and Hill Investment Group. Additionally, our partner firms completed 15 acquisitions subsequent to the three months ended March 31, 2020. The new partner firms contributed approximately $14.3 million in revenue during the three months ended March 31, 2021. The balance of the increase of $41.9 million was due to the revenue growth at our existing partner firms associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $0.9 million, or 4.8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Other revenues from new partner firms was approximately $0.4 million. The balance of the increase of $0.5 million was due primarily to an increase in recordkeeping and administration fees.

Operating Expenses

Compensation and related expenses increased $23.2 million, or 19.7%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase related to new partner firms was approximately $2.4 million. Non-cash equity compensation increased $7.3 million primarily associated with incentive unit grants and the modification of certain incentive units (see Note 9 to the unaudited condensed consolidated financial statements). The balance of the increase of $13.5 million was due primarily to an increase in salaries and related expense due to partner firm-level acquisitions and the growth of existing partner firms.

Management fees increased $18.4 million, or 22.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase related to new partner firms was approximately $4.7 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $13.7 million was primarily due to the increase in earnings during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and partner firm-level acquisitions.

Selling, general and administrative expenses increased $1.2 million, or 2.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. New partner firms added approximately $2.2 million. The increase from new partner firms was offset by a decrease of $1.0 million due primarily to a decrease in travel and entertainment, business development and acquisition activity due to the impact of Covid-19 on our business.

Intangible amortization increased $7.3 million, or 20.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase related to new partner firms was approximately $2.7 million. The balance of the increase of $4.6 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration increased $57.3 million, or 182.7%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. During the three months ended March 31, 2021, the probability that certain contingent consideration payments would be achieved increased due to Monte Carlo Simulation changes associated with market conditions, resulting in an increase in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $0.6 million, or 21.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Other income (expense)

Interest expense decreased $3.1 million, or 22.6%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due primarily to lower average interest rates on outstanding borrowings during the three months ended March 31, 2021.

During the three months ended March 31, 2020, a loss on extinguishment of borrowings of $6.1 million was recognized in connection with the January 2020 Credit Facility amendment.

Income Tax Expense

Income tax expense decreased $10.9 million or 90.2% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, we recorded tax expense based on an estimated annual effective tax rate of 26.7% and a discrete tax expense of approximately $0.2 million. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2021, we met our cash and liquidity needs primarily through cash generated by our operations and borrowings under the Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as the Credit Facility, especially for acquisition activities. If our acquisition activity accelerates, we may decide to issue equity either as consideration or in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

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

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of March 31, 2021, we expect that future payments to the TRA holders will be $123.9 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2020 and 2021:

	Three Months Ended
	March 31,
	2020	2021	$ Change	% Change

	(dollars in thousands)
Cash provided by (used in):
Operating activities	$3,382	$34,128	$30,746	*
Investing activities	(55,376)	(28,260)	27,116	49.0%
Financing activities	220,522	97,993	(122,529)	(55.6)%
Cash and cash equivalents—end of period	233,039	169,715	(63,324)	(27.2)%

________________________________________

*Not meaningful

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

Net cash provided by operating activities increased $30.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily related to an increase in adjustments to reconcile net income of $62.8 million, due primarily to an increase in non-cash changes in fair value of estimated contingent consideration, non-cash equity compensation expense and intangible amortization, offset in part by a decrease in loss on extinguishment of borrowings and deferred taxes and other non-cash items. The increase in adjustments to reconcile net income were offset in part by a decrease in net income of $31.5 million.

Investing Activities

Net cash used in investing activities decreased $27.1 million, or 49.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due primarily to a decrease of $44.3 million in cash paid for acquisitions and contingent consideration, offset in part by an investment in a mutual fund of $18.0 million during the three months ended March 31, 2021(see Note 15 to the unaudited condensed consolidated financial statements).

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 decreased $122.5 million or 55.6%, compared to three months ended March 31, 2020. The decrease was primarily due to a decrease in net borrowings under the Credit Facility of $131.9 million and an increase in distributions for unitholders and payments in connection with tax receivable agreements of $8.6 million, offset in part by a decrease in contingent consideration paid of $17.3 million during the three months ended March 31, 2021 compared to March 31, 2020. As a result of liquidity concerns in the financial markets due to Covid-19, $200.0 million was borrowed under the First Lien Revolver during the three months ended March 31, 2020.

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

	Trailing 4-Quarters Ended March 31,
	2020	2021

	(in thousands)
Net cash provided by operating activities (1)	$182,243	$242,107
Purchase of fixed assets	(26,785)	(18,996)
Distributions for unitholders	(24,612)	(26,945)
Payments under tax receivable agreements	—	(4,112)
Adjusted Free Cash Flow	$130,846	$192,054

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended March 31, 2020 was $4.0 million, $0.8 million, $0.8 million and $8.4 million, respectively, totaling $14.0 million for the trailing 4-quarters ended March 31, 2020. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended March 31, 2021 was $16.4 million, $3.8 million, $2.4 million and $5.2 million, respectively, totaling $27.8 million for the trailing 4-quarters ended March 31, 2021. See Note 6 to our unaudited condensed consolidated financial statements for additional information.

Contractual Obligations

There have been no material changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Credit Facilities

As of March 31, 2021, our Credit Facility consisted of a $1.6 billion first lien term loan (“First Lien Term Loan) and a $650.0 million First Lien Revolver.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At March 31, 2021, our First Lien Leverage Ratio was 3.79:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $383.4 million at March 31, 2021. Focus LLC is also subject on annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2020. Based on the excess cash flow calculation for the year ended December 31, 2020, no contingent principal payments are required to be made in 2021.

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

At March 31, 2021, outstanding stated value borrowings under the Credit Facility were approximately $1.6 billion. The weighted-average interest rate for outstanding borrowings was approximately 2% for the three months ended March 31, 2021. As of March 31, 2021, the First Lien Revolver available unused commitment line was $642.4 million. At March 31, 2021, we had outstanding letters of credit in the amount of $7.6 million bearing interest at an annual rate of approximately 2%.

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

In summary at March 31, 2021, $850.0 million or approximately 52% of borrowings under the First Lien Term Loan have been swapped from a variable interest rate to a fixed interest rate. The weighted average interest rate on these borrowings is approximately 2.62%, inclusive of the 2.0% LIBOR spread.

Critical Accounting Policies

As of March 31, 2021, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the three months ended March 31, 2021, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

During the three months ended March 31, 2021, our revenues were negatively impacted by the effects of Covid-19 on a portion of our non-market correlated revenues derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist through the remaining reporting periods in 2021. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements in March and April 2020 to manage interest rate exposure in connection with our variable interest rate borrowings. As of March 31, 2021, we had total stated value borrowings outstanding under our Credit Facility of approximately $1.6 billion. At March 31, 2021, interest payments associated with $850 million of these borrowings was effectively converted to a fixed rate through the use of interest rate swaps and interest on the remaining borrowings remained subject to variable rates based on LIBOR. If LIBOR based interest rates were higher by 1.0% throughout the three months ended March 31, 2021, our interest expense would have increased by approximately $1.8 million.

Our outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate. LIBOR is expected to be replaced by an alternative in 2023. While we expect any such alternative to be a reasonable replacement for LIBOR, at this time we cannot predict the implications of the use of such a new benchmark on the interest rates we pay.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Covid-19 pandemic. We are continually monitoring and assessing the Covid-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

We recently became aware of issues at a partner firm regarding the management of a private fund (with approximately $28 million in client assets). We are currently investigating this matter, but as this is ongoing, we cannot reasonably estimate the amount of any potential losses. We have also notified our insurance carriers in the event of any potential losses.

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There has been no material change in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2020. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2021, we completed an underwritten offering of 7,987,367 shares of our Class A common stock, including 987,367 shares of Class A common stock sold in connection with a partial exercise of the option to purchase additional shares granted to the underwriters, at $48.00 per share. This amount included 7,725,061 shares offered by certain selling stockholders of ours affiliated with our private equity investors and 262,306 shares offered by us (the "Offering") on behalf of certain of the existing unitholders of Focus LLC.

The net proceeds to us were $12.1 million, after deducting underwriting discounts and before other offering expenses of $1.1 million. We contributed the net proceeds from the sale of the shares of Class A common stock that it offered to Focus LLC in exchange for newly issued common units in Focus LLC. Focus LLC used the contributed amounts to purchase units in Focus LLC from certain unitholders and in connection with such purchase, we retired the corresponding shares of our Class B common stock, as applicable.

In connection with the Offering, we issued an aggregate of 2,640,369 shares of Class A common stock and retired 2,460,732 shares of Class B common stock and 364,180 incentive units in Focus LLC, and acquired 2,640,369 common units in Focus LLC.

In March 31, 2021, we issued an aggregate of 1,252,224 shares of Class A common stock and retired 1,181,759 shares of Class B common stock and 152,753 incentive units in Focus LLC and acquired 1,252,224 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC. The issuance of such securities was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

FOCUS FINANCIAL PARTNERS INC.

Date: May 6, 2021	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)