Form 10-Q
period 2021-06-30
Focus Financial Partners Inc.
filed 2021-08-05
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 2, 2021, the registrant had 59,800,243 shares of Class A common stock and 12,692,740 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	June 30,
	2020	2021
ASSETS
Cash and cash equivalents	$65,858	$143,981
Accounts receivable less allowances of $2,178 at 2020 and $2,372 at 2021	169,220	178,300
Prepaid expenses and other assets	65,581	126,855
Fixed assets—net	49,209	46,994
Operating lease assets	229,748	228,617
Debt financing costs—net	6,950	5,602
Deferred tax assets—net	107,289	229,031
Goodwill	1,255,559	1,316,160
Other intangible assets—net	1,113,467	1,111,014
TOTAL ASSETS	$3,062,881	$3,386,554
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$9,634	$8,595
Accrued expenses	53,862	70,011
Due to affiliates	66,428	56,747
Deferred revenue	9,190	9,630
Other liabilities	222,911	288,410
Operating lease liabilities	253,295	255,324
Borrowings under credit facilities (stated value of $1,507,622 and $1,619,275 at December 31, 2020 and June 30, 2021, respectively)	1,507,119	1,615,930
Tax receivable agreements obligations	81,563	182,822
TOTAL LIABILITIES	2,204,002	2,487,469
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 51,158,712 and 59,792,889 shares issued and outstanding at December 31, 2020 and June 30, 2021, respectively	512	598
Class B common stock, par value $0.01, 500,000,000 shares authorized; 20,661,595 and 12,692,740 shares issued and outstanding at December 31, 2020 and June 30, 2021, respectively	207	127
Additional paid-in capital	526,664	650,421
Retained earnings	14,583	16,816
Accumulated other comprehensive income (loss)	(2,167)	734
Total shareholders' equity	539,799	668,696
Non-controlling interest	319,080	230,389
Total equity	858,879	899,085
TOTAL LIABILITIES AND EQUITY	$3,062,881	$3,386,554

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2021	2020	2021
REVENUES:
Wealth management fees	$295,119	$404,970	$613,722	$779,815
Other	17,990	20,385	36,441	39,715
Total revenues	313,109	425,355	650,163	819,530
OPERATING EXPENSES:
Compensation and related expenses	113,914	139,045	231,758	280,088
Management fees	76,987	116,205	160,680	218,277
Selling, general and administrative	52,752	69,018	115,347	132,844
Intangible amortization	36,012	44,003	71,735	86,986
Non-cash changes in fair value of estimated contingent consideration	16,472	34,062	(14,901)	59,998
Depreciation and other amortization	3,029	3,606	6,011	7,213
Total operating expenses	299,166	405,939	570,630	785,406
INCOME FROM OPERATIONS	13,943	19,416	79,533	34,124
OTHER INCOME (EXPENSE):
Interest income	66	57	351	104
Interest expense	(10,057)	(10,829)	(23,643)	(21,350)
Amortization of debt financing costs	(709)	(902)	(1,491)	(1,754)
Loss on extinguishment of borrowings	—	—	(6,094)	—
Other income (expense)—net	70	(534)	682	(531)
Income from equity method investments	52	140	116	423
Total other expense—net	(10,578)	(12,068)	(30,079)	(23,108)
INCOME BEFORE INCOME TAX	3,365	7,348	49,454	11,016
INCOME TAX EXPENSE	37	2,174	12,107	3,360
NET INCOME	3,328	5,174	37,347	7,656
Non-controlling interest	(919)	(3,197)	(14,542)	(5,423)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,409	$1,977	$22,805	$2,233
Income per share of Class A common stock:
Basic	$0.05	$0.04	$0.48	$0.04
Diluted	$0.03	$0.04	$0.48	$0.04
Weighted average shares of Class A common stock outstanding:
Basic	47,847,756	55,710,666	47,642,156	53,965,045
Diluted	73,418,108	56,162,822	47,651,057	54,418,520

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2021	2020	2021
Net income	$3,328	$5,174	$37,347	$7,656
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,778	(378)	(2,787)	(819)
Unrealized gain (loss) on interest rate swap designated as a cash flow hedge	(5,383)	254	(8,327)	5,505
Comprehensive income	3,723	5,050	26,233	12,342
Less: Comprehensive income attributable to non-controlling interest	(1,084)	(3,256)	(10,645)	(7,208)
Comprehensive income attributable to common shareholders	$2,639	$1,794	$15,588	$5,134

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the six months ended
	June 30,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,347	$7,656
Adjustments to reconcile net income to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	71,735	86,986
Depreciation and other amortization	6,011	7,213
Amortization of debt financing costs	1,491	1,754
Non-cash equity compensation expense	10,282	18,631
Non-cash changes in fair value of estimated contingent consideration	(14,901)	59,998
Income from equity method investments	(116)	(423)
Distributions received from equity method investments	52	403
Deferred taxes and other non-cash items	3,333	1,425
Loss on extinguishment of borrowings	6,094	—
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(15,905)	(10,038)
Prepaid expenses and other assets	2,780	(14,450)
Accounts payable	(981)	(527)
Accrued expenses	7,600	16,883
Due to affiliates	(31,225)	(9,765)
Other liabilities	(18,406)	(13,986)
Deferred revenue	(813)	200
Net cash provided by operating activities	64,378	151,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(59,000)	(82,106)
Purchase of fixed assets	(5,947)	(4,318)
Investment and other, net	—	(19,132)
Net cash used in investing activities	(64,947)	(105,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	285,000	524,375
Repayments of borrowings under credit facilities	(270,783)	(413,347)
Proceeds from issuance of common stock, net	—	25,767
Payments in connection with unit redemption, net	—	(25,767)
Payments in connection with tax receivable agreements	—	(4,423)
Contingent consideration paid	(34,992)	(57,030)
Payments of debt financing costs	(634)	(2,700)
Proceeds from exercise of stock options	167	4,017
Payments on finance lease obligations	(59)	(39)
Distributions for unitholders	(7,643)	(19,108)
Net cash provided by (used in) financing activities	(28,944)	31,745
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(336)	(26)
CHANGE IN CASH AND CASH EQUIVALENTS	(29,849)	78,123
CASH AND CASH EQUIVALENTS:
Beginning of period	65,178	65,858
End of period	$35,329	$143,981

See Note 13 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Three months ended June 30, 2020 and 2021

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total Equity
Balance at April 1, 2020	47,807,029	$478	21,759,379	$218	$520,281	$6,934	$(8,746)	$519,165	$307,881	$827,046
Net income	—	—	—	—	—	2,409	—	2,409	919	3,328
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	263,276	3	(263,276)	(3)	7,330	—	—	7,330	—	7,330
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	19,071	—	—	—	531	—	—	531	—	531
Forfeiture of unvested Class A common stock	(834)	—	—	—	(27)	—	—	(27)	—	(27)
Exercise of stock options	3,165	—	—	—	90	—	—	90	—	90
Change in non-controlling interest allocation	—	—	—	—	(26,215)	—	—	(26,215)	17,513	(8,702)
Non-cash equity compensation expenses	—	—	—	—	1,173	—	—	1,173	—	1,173
Currency translation adjustment-net of tax	—	—	—	—	—	—	3,714	3,714	2,064	5,778

Unrealized loss on interest rate swaps designated as a cash flow hedges-net of tax	—	—	—	—	—	—	(3,484)	(3,484)	(1,899)	(5,383)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	46	—	—	46	—	46
Balance at June 30, 2020	48,091,707	$481	21,496,103	$215	$503,209	$9,343	$(8,516)	$504,732	$326,478	$831,210

Balance at April 1, 2021	55,114,842	551	17,019,104	170	590,022	14,839	917	$606,499	$271,148	$877,647
Net income	—	—	—	—	—	1,977	—	1,977	3,197	5,174
Issuance of units in connection with an acquisition	—	—	168,392	1	—	—	—	1	—	1
Issuance (cancellation) of common stock in connection with offering, net	3,927,729	39	(3,845,569)	(38)	195,875	—	—	195,876	—	195,876
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	649,187	6	(649,187)	(6)	32,907	—	—	32,907	—	32,907
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	64,167	1	—	—	3,252	—	—	3,253	—	3,253

Exercise of stock options	36,964	1	—	—	1,153	—	—	1,154	—	1,154
Change in non-controlling interest allocation	—	—	—	—	(183,649)	—	—	(183,649)	(44,015)	(227,664)
Non-cash equity compensation expenses	—	—	—	—	1,126	—	—	1,126	—	1,126
Currency translation adjustment-net of tax	—	—	—	—	—	—	(469)	(469)	91	(378)
Unrealized gain (loss) on interest rate swaps designated as a cash flow hedges-net of tax	—	—	—	—	—	—	286	286	(32)	254
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	9,735	—	—	9,735	—	9,735
Balance at June 30, 2021	59,792,889	$598	12,692,740	$127	$650,421	$16,816	$734	$668,696	$230,389	$899,085

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Six months ended June 30, 2020 and 2021

(In thousands, except share amounts)

Accumulated
Class A		Class B		Additional	Retained	Other	Total
Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Shareholders’	Non-controlling
Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity	Interest	Total Equity

Balance at January 1, 2020	47,421,315	$474	22,075,749	$221	$498,186	$(13,462)	$(1,299)	$484,120	$319,850	$803,970
Net income	—	—	—	—	—	22,805	—	22,805	14,542	37,347
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	579,646	6	(579,646)	(6)	13,366	—	—	13,366	—	13,366
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	85,702	1	—	—	1,802	—	—	1,803	—	1,803
Forfeiture of unvested Class A common stock	(834)	—	—	—	(27)	—	—	(27)	—	(27)
Exercise of stock options	5,878	—	—	—	167	—	—	167	—	167
Change in non-controlling interest allocation	—	—	—	—	(12,128)	—	—	(12,128)	(4,017)	(16,145)
Non-cash equity compensation expenses	—	—	—	—	2,190	—	—	2,190	—	2,190
Currency translation adjustment-net of tax	—	—	—	—	—	—	(1,810)	(1,810)	(977)	(2,787)
Unrealized loss on interest rate swaps designated as a cash flow hedges-net of tax	—	—	—	—	—	—	(5,407)	(5,407)	(2,920)	(8,327)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements	—	—	—	—	(347)	—	—	(347)	—	(347)

and changes from Focus LLC interest transactions
Balance at June 30, 2020	48,091,707	$481	21,496,103	$215	$503,209	$9,343	$(8,516)	$504,732	$326,478	$831,210

Balance at January 1, 2021	51,158,712	$512	20,661,595	$207	$526,664	$14,583	$(2,167)	$539,799	$319,080	$858,879
Net income	—	—	—	—	—	2,233	—	2,233	5,423	7,656
Issuance of units in connection with an acquisition	—	—	168,392	1	—	—	—	1	—	1
Issuance (cancellation) of common stock in connection with offering, net	6,568,098	65	(6,306,301)	(63)	317,858	—	—	317,860	—	317,860
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	1,830,946	18	(1,830,946)	(18)	87,776	—	—	87,776	—	87,776
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	134,632	2	—	—	6,523	—	—	6,525	—	6,525
Exercise of stock options	100,501	1	—	—	3,175	—	—	3,176	—	3,176
Change in non-controlling interest allocation	—	—	—	—	(309,485)	—	—	(309,485)	(95,899)	(405,384)
Non-cash equity compensation expenses	—	—	—	—	2,290	—	—	2,290	—	2,290
Currency translation adjustment-net of tax	—	—	—	—	—	—	(781)	(781)	(38)	(819)

Unrealized gain on interest rate swaps designated as a cash flow hedges-net of tax	—	—	—	—	—	—	3,682	3,682	1,823	5,505
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	15,620	—	—	15,620	—	15,620
Balance at June 30, 2021	59,792,889	$598	12,692,740	$127	$650,421	$16,816	$734	$668,696	$230,389	$899,085

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Domestic revenue	$297,481	$399,191	$619,464	$770,145
International revenue	15,628	26,164	30,699	49,385
Total revenue	$313,109	$425,355	$650,163	$819,530

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

3. NON-CONTROLLING INTEREST AND INCOME PER SHARE

The calculation of controlling and non-controlling interest is as follows as of June 30, 2020 and 2021:

	2020	2021
Focus LLC common units	21,496,103	12,692,740
Focus LLC restricted common units	—	71,374
Common unit equivalents of outstanding vested and unvested Focus LLC incentive units(1)	6,690,670	8,187,932
Total common units, restricted common units and common unit equivalents attributable to non-controlling interest	28,186,773	20,952,046
Total common units, restricted common units and common unit equivalents of incentive units outstanding	76,278,480	80,744,935
Non-controlling interest allocation	37.0%	25.9%
Company’s interest in Focus LLC	63.0%	74.1%
(1)	Focus LLC common units issuable upon conversion of 19,334,928 and 16,464,675 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of June 30, 2020 and 2021, respectively, was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

The calculation of basic and diluted income per share is described below:

Basic income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Basic income per share:
Net income attributable to common shareholders	$2,409	$1,977	$22,805	$2,233
Weighted average shares of Class A common stock outstanding	47,847,756	55,710,666	47,642,156	53,965,045
Basic income per share	$0.05	$0.04	$0.48	$0.04

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Diluted income per share:
Net income attributable to common shareholders	$2,409	$1,977	$22,805	$2,233
Add: Dilutive effect of non-controlling interests related to Focus LLC common and incentive units	47	—	—	—
Total	2,456	1,977	22,805	2,233

Weighted average shares of Class A common stock outstanding	47,847,756	55,710,666	47,642,156	53,965,045
Effect of dilutive stock options	1,637	405,554	2,105	410,298
Effect of dilutive unvested Class A common stock	11,509	—	6,777	—
Effect of dilutive restricted stock units	38	46,602	19	43,177
Effect of dilutive non-controlling interests related to Focus LLC common, restricted common and incentive units	25,557,168	—	—	—
Total	73,418,108	56,162,822	47,651,057	54,418,520
Diluted income per share	$0.03	$0.04	$0.48	$0.04

Diluted income per share for the three and six months ended June 30, 2020 and 2021 excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the Company’s IPO if the volume weighted average per share price for any ninety-calendar day period within such five-year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at June 30, 2020 and 2021.

Focus LLC common, restricted common and incentive units may be exchanged for the Company’s Class A common stock, subject to certain limitations (see Note 9). In computing the dilutive effect, if any, that the exchange would have on net income per share, net income attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the six months ended June 30, 2020 and the three and six months ended June 30, 2021, such exchange is not reflected in diluted net income per share as the assumed exchange is not dilutive.

4. ACQUISITIONS

Business Acquisitions

Business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations.

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the six months ended June 30, 2021 is as follows:

2021
Number of business acquisitions closed	7
Consideration:
Cash due at closing	$82,078
Fair market value of Focus LLC common units issued at closing	272
Fair market value of estimated contingent consideration	67,183
Total consideration	$149,533
Allocation of purchase price:
Total tangible assets	$6,144
Total liabilities assumed	(5,453)
Customer relationships	79,780
Management contracts	4,240
Goodwill	64,822
Total allocated consideration	$149,533

Management believes approximately $80,729 of tax goodwill and intangibles related to business acquisitions completed during the six months ended June 30, 2021 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2021 includes revenue and income from operations for the three business acquisitions that are new subsidiary partner firms from the acquisition date of $8,260 and $1,611, respectively.

The weighted-average useful lives of intangible assets acquired during the six months ended June 30, 2021 through business acquisitions are as follows:

Number of years
Management contracts	18
Customer relationships	9
Weighted-average useful life of all intangibles acquired	10

From July 1, 2021 to August 5, 2021, the Company completed six business acquisitions and an asset acquisition for cash consideration of $181,882, plus contingent consideration.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2020 and the six months ended June 30, 2021:

	December 31,	June 30,
	2020	2021
Balance beginning of period:
Goodwill	$1,112,855	$1,278,183
Cumulative impairment losses	(22,624)	(22,624)
	1,090,231	1,255,559
Goodwill acquired	160,341	64,822
Other	4,987	(4,221)
	165,328	60,601
Balance end of period:
Goodwill	1,278,183	1,338,784
Cumulative impairment losses	(22,624)	(22,624)
	$1,255,559	$1,316,160

The following table summarizes the amortizing acquired intangible assets at December 31, 2020:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,610,971	$(612,037)	$998,934
Management contracts	158,526	(47,881)	110,645
Other acquired intangibles	7,733	(3,845)	3,888
Total	$1,777,230	$(663,763)	$1,113,467

The following table summarizes the amortizing acquired intangible assets at June 30, 2021:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,690,959	$(693,912)	$997,047
Management contracts	162,798	(52,173)	110,625
Other acquired intangibles	7,754	(4,412)	3,342
Total	$1,861,511	$(750,497)	$1,111,014

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

Marketable securities

At June 30, 2021, the fair value of the Company’s investment in a mutual fund was $17,271. The fair value was determined using Level 1 inputs. (see also Note 15)

First Lien Term Loan

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2020 and June 30, 2021 are as follows:

	December 31, 2020		June 30, 2021
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan	$1,127,622	$1,120,574	$1,619,275	$1,601,058

Derivatives

At December 31, 2020 and June 30, 2021, the fair value of the Company’s $850,000 notional amount interest rate swap agreements was $(10,400) and $(3,862), respectively. The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2020 and the six months ended June 30, 2021:

Balance at January 1, 2020	$183,568
Additions to estimated contingent consideration	46,918
Payments of contingent consideration	(80,803)
Non-cash changes in fair value of estimated contingent consideration	19,197
Other	790
Balance at December 31, 2020	$169,670
Additions to estimated contingent consideration	67,183
Payments of contingent consideration	(81,834)
Non-cash changes in fair value of estimated contingent consideration	59,998
Other	(269)
Balance at June 30, 2021	$214,748

Estimated contingent consideration is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

During the year ended December 31, 2020, the Company paid $80,803 in cash as contingent consideration associated with business acquisitions. During the six months ended June 30, 2021, the Company paid $73,911 in cash and issued $7,923 in Focus LLC common units as contingent consideration associated with business acquisitions. In addition, the Company also paid $1,313 and $1,376 of contingent consideration for the six months ended June 30, 2020 and 2021, respectively, associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the unaudited condensed consolidated statement of cash flows.

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2020 and June 30, 2021 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2020	Techniques	Inputs	Ranges
$169,670	Monte Carlo Simulation Model	Forecasted growth rates	(33.6)% - 20.9%
		Discount rates	10.0% - 18.0%

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
June 30, 2021	Techniques	Inputs	Ranges
$214,748	Monte Carlo Simulation Model	Forecasted growth rates	(21.6)% - 33.7%
		Discount rates	9.0% - 16.0%

7. CREDIT FACILITY

As of June 30, 2021, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $1,619,275 first lien term loan (the “First Lien Term Loan”) and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

In January 2020, Focus LLC amended tranche A of its First Lien Term Loan (“Tranche A”) to reduce the interest rates. Tranche A bears interest (at Focus LLC’s option) at: (i) LIBOR plus a margin of 2.00% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.00%. As a result of the amendment, Focus LLC paid approximately $634 in debt financing costs and recorded a loss on extinguishment of borrowings of $6,094, representing the write off of $5,306 and $788 in deferred financing costs and unamortized discount related to Tranche A, respectively.

In January 2021, Focus LLC amended and expanded Tranche A by $500,000 and incurred $2,700 in debt financing costs. The debt was issued at a discount of 0.125% or $625 which is being amortized to interest expense over the remaining term of the Tranche A. The required quarterly installment repayments of $2,891 for Tranche A were increased to $4,173. Tranche A has a maturity date of July 2024.

In July 2021, Focus LLC amended and expanded its First Lien Term Loan by $800,000 (“Tranche B”). Of this amount, $650,000 was borrowed on the July 2021 closing date bearing interest at LIBOR plus a margin of 2.50% with a 0.50% LIBOR floor, and was issued at a discount of 0.75% or $4,875 which will be amortized to interest expense over the term of the debt. The remaining $150,000 of Tranche B has a six month delayed draw feature, that if drawn will also bear interest at LIBOR plus a margin of 2.50% with a 0.50% LIBOR floor. The delayed draw feature has a ticking fee with respect to the undrawn commitments with (i) no margin from 0-30 days from the closing date, (ii) 1.25% margin from 31-60 days of the closing date and (iii) 2.50% margin after 60 days from the closing date. The delayed draw Tranche B will also be issued at a discount of 0.75% which will be amortized to interest expense over the term of the debt from the date that it is drawn. In connection with the Tranche B, Focus LLC paid $5,582 in debt financing costs. The $650,000 drawn Tranche B requires quarterly installment repayments of $1,625. Any delayed drawn Tranche B will require quarterly amortization equal to 0.25% of such borrowings. The Tranche B has a maturity date of June 2028.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At June 30, 2021, Focus LLC’s First Lien Leverage Ratio was 3.54:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $417,217 at June 30, 2021. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2020. Based on the excess cash flow calculation for the year ended December 31, 2020, no contingent principal payments are required to be made in 2021.

The Company defers and amortizes its debt financing costs over the respective terms and tranches of the First Lien Term Loan and First Lien Revolver. The debt financing costs related to the First Lien Term Loan are recorded as a reduction of the carrying amount of the First Lien Term Loan in the unaudited condensed consolidated balance sheets. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2020 and June 30, 2021:

	December 31,	June 30,
	2020	2021
First Lien Term Loan - Tranche A	$1,127,622	$1,619,275
First Lien Revolver	380,000	—
Unamortized debt financing costs	(503)	(2,797)
Unamortized discount	—	(548)
Total	$1,507,119	$1,615,930

At December 31, 2020 and June 30, 2021, unamortized debt financing costs associated with the First Lien Revolver of $6,950 and $5,602, respectively, were recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

Weighted-average interest rates for outstanding borrowings were approximately 3% for the year ended December 31, 2020 and approximately 2% for the six months ended June 30, 2021.

As of December 31, 2020 and June 30, 2021, the First Lien Revolver available unused commitment line was $262,413 and $642,602, respectively.

As of December 31, 2020 and June 30, 2021, Focus LLC was contingently obligated for letters of credit in the amount of $7,587 and $7,398, respectively, each bearing interest at an annual rate of approximately 2%.

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

At December 31, 2020 and June 30, 2021, the fair value of the interest rate swaps was $(10,400) and $(3,862), respectively, which is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets. The interest rate swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive income (loss), net of tax of $1,804 and $771 at December 31, 2020 and June 30, 2021, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

9. EQUITY

Offerings

In March 2021, the Company completed an underwritten offering of 7,987,367 shares of its Class A common stock, including 987,367 shares of Class A common stock sold in connection with a partial exercise of the option to purchase additional shares granted to the underwriters, at $48.00 per share. This amount included 7,725,061 shares offered by certain selling stockholders of the Company affiliated with the Company’s private equity investors and 262,306 shares offered by the Company (the “March Offering”) on behalf of certain of the existing unitholders of Focus LLC.

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

In connection with the March Offering, the Company issued an aggregate of 2,640,369 shares of Class A common stock and retired 2,460,732 shares of Class B common stock and 364,180 incentive units in Focus LLC, and acquired 2,640,369 common units in Focus LLC.

In June 2021, the Company completed an underwritten offering of 7,417,929 shares of its Class A common stock at $50.30 per share. This amount included 7,144,244 shares offered by certain selling stockholders of the Company affiliated with the Company’s private equity investors and 273,685 shares offered by the Company (the “June Offering”) on behalf of certain of the existing unitholders of Focus LLC.

The net proceeds to the Company were $13,648, after deducting underwriting discounts and before other offering expenses of $287. The Company contributed the net proceeds from the sale of the shares of Class A common stock that it offered to Focus LLC in exchange for newly issued common units in Focus LLC. Focus LLC used the contributed amounts to purchase units in Focus LLC from certain unitholders and in connection with such purchase, the Company retired the corresponding shares of its Class B common stock, as applicable.

In connection with the June Offering, the Company issued an aggregate of 3,927,729 shares of Class A common stock and retired 3,845,569 shares of Class B common stock and 144,850 incentive units in Focus LLC, and acquired 3,927,729 common units in Focus LLC.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

In June 2021, the Company issued an aggregate of 713,354 shares of Class A common stock and retired 649,187 shares of Class B common stock and 119,357 incentive units in Focus LLC and acquired 713,354 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

Other

During the three months ended June 30, 2021, Focus LLC issued 168,392 common units and the Company issued a corresponding number of shares of Class B common stock in connection with an acquisition.

Stock Options and Restricted Stock Units

The following table provides information relating to the changes in the Company’s stock options during the six months ended June 30, 2021:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding—January 1, 2021	1,845,317	$32.57
Granted	—	—
Exercised	(100,501)	31.60
Forfeited	(13,807)	31.00
Outstanding—June 30, 2021	1,731,009	32.64
Vested—June 30, 2021	702,382	31.36

The following table provides information relating to the changes in the Company’s restricted stock units during the six months ended June 30, 2021:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2021	141,095	$36.63
Granted	—	—
Forfeited	(4,052)	35.79
Vested	—	—
Outstanding—June 30, 2021	137,043	36.66

The Company recognized $1,343 and $2,530 of non-cash equity compensation expense in relation to the stock options, unvested Class A common stock and restricted stock units during the three and six months ended June 30, 2020, respectively.

The Company recognized $1,126 and $2,290 of non-cash equity compensation expense in relation to the stock options and restricted stock units during the three and six months ended June 30, 2021, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Focus LLC Restricted Common Units and Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC restricted common units during the six months ended June 30, 2021:

		Weighted
		Average
	Restricted	Grant Date
	Common Units	Fair Value
Outstanding—January 1, 2021	73,276	$44.71
Granted	—	—
Forfeited	(1,902)	44.71
Vested	—	—
Outstanding—June 30, 2021	71,374	44.71

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

The estimated grant-date fair value of the time-based incentive unit grants during the six months ended June 30, 2021 was calculated based on the following weighted-average assumptions:

Expected term	5.0	years
Expected stock price volatility	34.75%
Risk-free interest rate	0.36%
Expected dividend yield	—%
Weighted average grant date fair value	$13.43

The following table provides information relating to the changes in Focus LLC incentive units during the six months ended June 30, 2021:

		Weighted Average
	Incentive Units	Hurdle Price
Outstanding—January 1, 2021	17,234,497	$24.34
Granted	30,000	43.50
Exchanged	(781,140)	23.71
Forfeited	(18,682)	44.71
Outstanding—June 30, 2021	16,464,675	24.38
Vested—June 30, 2021	8,642,113	18.13

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at June 30, 2021 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	1,323,708	1,323,708
11.00	815,443	815,443
12.00	520,000	520,000
13.00	540,000	540,000
14.00	10,098	10,098
16.00	45,191	45,191
17.00	20,000	20,000
19.00	527,928	527,928
21.00	3,376,012	2,772,242
22.00	836,417	539,313
23.00	524,828	393,621
26.26	18,750	—
27.00	20,136	12,765
27.90	1,929,424	428,933
28.50	1,440,230	662,685
30.48	30,000	—
33.00	3,617,500	7,500
36.64	30,000	20,000
43.50	30,000	—
44.71	806,324	—
	16,464,675	8,642,113

In February 2021, the compensation committee of the Company applied its discretion to provide for a new measurement period for 1,162,500 incentive units of certain officers of the Company. As a result of the modification, 896,230 units were vested based on the weighted average price per share for the seven days prior to February 23, 2021, with vesting calculated based on the same stock price hurdles that were to apply on the third anniversary of the IPO. This vesting criteria provided that if the specified weighted average price per share was: (i) less than $42.00, then none of such incentive units would vest; (ii) greater than $63.00, then all of such incentive units would vest; and (iii) if between $42.00 and $63.00, then (x) fifty percent of such incentive units would vest and (y) the remaining fifty percent of the remaining unvested incentive units would vest linearly based on where the price falls within the range of $42.00 and $63.00. The remaining 266,270 units that did not vest during the February measurement period were eligible to vest pursuant to the same criteria but using the weighted average price per share for the ninety day period immediately preceding the third anniversary of the Company’s IPO. In connection with the modification that resulted in the vesting of 896,230 units, the Company recognized additional non-cash equity compensation expense of $6,439 during the six months ended June 30, 2021. In connection with the modification of the vesting terms of the 266,270 incentive units, the Company has recognized incremental non-cash equity compensation expense of $1,292 from the modification date through June 30, 2021.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The Company recorded $3,905 and $7,752 of non-cash equity compensation expense for incentive units during the three and six months ended June 30, 2020, respectively.

The Company recorded $5,149 and $16,341 in total non-cash equity compensation expense for incentive units and restricted common units during the three and six months ended June 30, 2021, respectively.

10. INCOME TAXES

The estimated annual effective tax rate for the six months ended June 30, 2021 was 27.9% as compared to 29.7% for the year ended December 31, 2020. Income tax expense for the six months ended June 30, 2021 includes a discrete tax expense of approximately $287, and is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net income attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

During the six months ended June 30, 2021, there were no changes to the Company’s uncertain tax positions.

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

As of June 30, 2021, the Company had recorded a liability of $182,822 relating to the TRA obligations. Future payments under the TRAs in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded. In February 2021 and April 2021, payments totalling $4,112 and $311, respectively, were made under the Tax Receivable Agreements.

12. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

the clearing brokers. Accordingly, at December 31, 2020 and June 30, 2021, the Company had recorded no liabilities in connection with this right.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2020 and June 30, 2021, a significant portion of cash and cash equivalents were held at a single institution.

Contingent Consideration Arrangements—Contingent consideration is payable in the form of cash and, in some cases, equity. Since the contingent consideration to be paid is based on the growth of forecasted financial performance levels over a number of years, the Company cannot calculate the maximum contingent consideration that may be payable under these arrangements.

Legal and Regulatory Matters—In the ordinary course of business, the Company is involved in lawsuits and other claims. The Company has insurance to cover certain losses that arise in such matters; however, this insurance may not be sufficient to cover these losses. One of the Company’s subsidiaries is in the process of settling investor demands related to a private fund (with approximately $28 million in client assets). The Company has notified its insurance carriers of the matter. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of any existing legal matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

13. CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2020	2021
Supplemental disclosures of cash flow information—cash paid for:
Interest	$23,542	$20,048
Income taxes	$3,765	$21,450
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$6,332	$67,183

14. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three and six months ended June 30, 2020, the Company recognized expenses of $35 and $452, respectively, related to these reimbursements. During the three and six months ended June 30, 2021, the Company recognized expenses of $575 and $1,178, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

At June 30, 2021, affiliates of a certain holder of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility.

Affiliates of current and former holders of the Company’s Class A common stock and Class B common stock earned underwriting fees of $4,596 in connection with the March Offering.

15. OTHER

In January 2021, the Company invested $18,000 in a publicly traded mutual fund. The investment is recorded at its fair value each period in prepaid expenses and other assets in the unaudited condensed consolidated balance sheets. Unrealized gains and losses are recognized in other income (expense)-net in the unaudited condensed consolidated statements of operations. One of the Company’s subsidiaries is a sub-adviser to the mutual fund.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2021.

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

We have to date, with limited exceptions, acquired substantially all of the assets of the firms we chose to partner with but only a portion of the underlying economics in order to align the principals’ interests with our own objectives. To determine the acquisition price, we first estimate the operating cash flow of the business based on current and projected levels of revenue and expense, before compensation and benefits to the selling principals or other individuals who become principals. We refer to the operating cash flow of the business as Earnings Before Partner Compensation (“EBPC”) and to this EBPC estimate as Target Earnings (“Target Earnings”). In economic terms, we typically purchase only 40% to 60% of the partner firm’s EBPC. The purchase price is a multiple of the corresponding percentage of Target Earnings and may consist of cash or a combination of cash and equity, and the right to receive contingent consideration. We refer to the corresponding percentage of Target Earnings on which we base the purchase price as Base Earnings (“Base Earnings”). Under a management agreement between our operating subsidiary and the management company and the principals, the management company is entitled to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Through the management agreement, we create downside protection for ourselves by retaining a preferred position in Base Earnings.

For mergers on behalf of our partner firms, including mergers for Connectus Wealth Advisers (“Connectus”), one of our partner firms, we typically purchase all of the target firms’ EBPC and principals and other personnel of the target firm join our partner firm as employees or may join the related management company as a principal in some instances. There typically is an adjustment to Target Earnings and Base Earnings in the related management agreement if applicable based on the economics of the transaction.

Since 2006, when we began revenue-generating and acquisition activities, we have created a partnership of over 70 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues in excess of $1.3 billion for the year ended December 31, 2020 and $819.5 million for the six months ended June 30, 2021. For the year ended December 31, 2020 and the six months ended June 30, 2021, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into Australia, Canada and the United Kingdom.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2021		2020		2021
		% of Total		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$295,119	94.3%	$404,970	95.2%	$613,722	94.4%	$779,815	95.2%
Other	17,990	5.7%	20,385	4.8%	36,441	5.6%	39,715	4.8%
Total revenues	$313,109	100.0%	$425,355	100.0%	$650,163	100.0%	$819,530	100.0%

During the three and six months ended June 30, 2021, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices by our existing partner firms. During the three and six months ended June 30, 2021, we completed the acquisitions of two and three partner firms, respectively. During the three months ended June 30, 2021, the new partner firms were Prairie Capital Management and Rollins Financial. During the six months ended June 30, 2021, the new partner firms were Hill Investment Group, Prairie Capital Management and Rollins Financial. During the three and six months ended June 30, 2021, our partner firms completed three and four acquisitions, respectively, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification (“ASC”) Topic 805: Business Combinations.

See Note 4 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

For the six months ended June 30, 2021, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Additionally, we estimate that approximately 22% of our revenues for the three and six months ended June 30, 2021 were not directly correlated to the financial markets. Of the 78% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three and six months ended June 30, 2021, we estimate that approximately 67% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 67% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

During the three and six months ended June 30, 2021, our revenues were negatively impacted by the effects of Covid-19 on a portion of our non-market correlated revenues derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist through the remaining reporting periods in 2021. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

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

We generally retain a preferred position in Base Earnings. To the extent earnings of an acquired business in any year are less than Base Earnings, in the following year we are entitled to receive Base Earnings together with the prior years’ shortfall before any management fees are earned by the management company.

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

Business Acquisitions

We completed seven business acquisitions during the six months ended June 30, 2021, consisting of new partner firms and acquisitions by our partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

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

The following table summarizes our business acquisitions for the six months ended June 30, 2021 (dollars in thousands):

Number of business acquisitions closed	7
Consideration:
Cash due at closing	$82,078
Fair market value of Focus LLC common units issued at closing	272
Fair market value of estimated contingent consideration	67,183
Total consideration	$149,533

During six months ended June 30, 2021, our acquisitions have been paid for with a combination of cash on hand, cash generated by our operations or borrowings under the Credit Facility.

Recent Developments

From July 1, 2021 to the date of this Quarterly Report, we completed six business acquisitions (accounted for in accordance with ASC Topic 805: Business Combinations) and an asset acquisition consisting of both new partner firms and acquisitions by partner firms. The estimated Acquired Base Earnings associated with the acquisitions of new partner firms during this period is approximately $10.9 million. Furthermore, we have signed a definitive purchase agreement to acquire an additional partner firm with Acquired Base Earnings of $2.4 million. This pending transaction is generally on terms and in a structure consistent with past transactions, and the closing is subject to customary closing conditions. Among other risks and uncertainties, there can be no guarantee that this pending acquisition will be completed. For additional information regarding Acquired Base Earnings, please see “—How We Evaluate Our Business.”

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three and six months ended June 30, 2020 and 2021 include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$313,109	$425,355	$650,163	$819,530
Revenue growth (1) from prior period	3.8%	35.8%	15.8%	26.0%
Organic revenue growth (2) from prior period	(0.3)%	28.8%	9.8%	20.2%
Management Fees Metrics (operating expense):
Management fees	$76,987	$116,205	$160,680	$218,277
Management fees growth (3) from prior period	(2.9)%	50.9%	17.9%	35.8%
Organic management fees growth (4) from prior period	(8.2)%	43.4%	9.7%	29.0%
Net Income Metrics:
Net income	$3,328	$5,174	$37,347	$7,656
Net income growth from prior period	7.3%	55.5%	*	(79.5)%
Income per share of Class A common stock:
Basic	$0.05	$0.04	$0.48	$0.04
Diluted	$0.03	$0.04	$0.48	$0.04
Income per share of Class A common stock growth from prior period:
Basic	150.0%	(20.0)%	*	(91.7)%
Diluted	50.0%	33.3%	*	(91.7)%
Adjusted EBITDA Metrics:
Adjusted EBITDA (6)	$74,756	$107,789	$152,776	$208,784
Adjusted EBITDA growth (6) from prior period	18.7%	44.2%	30.1%	36.7%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)(6)	$45,118	$67,800	$90,633	$131,249
Adjusted Net Income Excluding Tax Adjustments growth (5)(6) from prior period	34.4%	50.3%	45.6%	44.8%
Tax Adjustments
Tax Adjustments (5)(6)(7)	$9,175	$11,038	$18,110	$21,530
Tax Adjustments growth from prior period (5)(6)(7)	19.6%	20.3%	23.3%	18.9%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)(6)	$0.59	$0.84	$1.19	$1.62
Tax Adjustments Per Share (5)(6)(7)	$0.12	$0.14	$0.24	$0.27
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5)(6) from prior period	31.1%	42.4%	43.4%	36.1%
Tax Adjustments Per Share growth from prior period (5)(6)(7)	20.0%	16.7%	20.0%	12.5%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (6)	76,239,848	81,076,423	76,256,932	81,020,580
Other Metrics:
Net Leverage Ratio (8) at period end	3.85x	3.54x	3.85x	3.54x
Acquired Base Earnings (9)	$1,045	$10,300	$4,235	$10,963
Number of partner firms at period end (10)	65	74	65	74

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.
(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	In disclosures, including filings with the SEC, made prior to the quarter ended September 30, 2020, “Adjusted Net Income Excluding Tax Adjustments” and “Tax Adjustments” were presented together as “Adjusted Net Income.” Additionally, “Adjusted Net Income Excluding Tax Adjustments Per Share” and “Tax Adjustments Per Share” were presented together as “Adjusted Net Income Per Share.”
(6)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(7)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of June 30, 2021, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $44,221.
(8)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
(9)	The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our collective preferred position in Base Earnings or comparable measures. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.
(10)	Represents the number of partner firms on the last day of the period presented.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income excluding interest income, interest expense, income tax expense, amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings, other (income) expense-net, and secondary offering expenses, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

●	non-cash equity grants made to employees or non-employees at a certain price and point in time do not necessarily reflect how our business is performing at any particular time; stock-based compensation expense is not a key measure of our operating performance;
●	contingent consideration or earn outs can vary substantially from company to company and depending upon each company’s growth metrics and accounting assumption methods; the non-cash changes in fair value of estimated contingent consideration is not considered a key measure in comparing our operating performance; and
●	amortization expenses can vary substantially from company to company and from period to period depending upon each company’s financing and accounting methods, the fair value and average expected life of acquired intangible assets and the method by which assets were acquired; the amortization of intangible assets obtained in acquisitions are not considered a key measure in comparing our operating performance.

We use Adjusted EBITDA:

●	as a measure of operating performance;
●	for planning purposes, including the preparation of budgets and forecasts;
●	to allocate resources to enhance the financial performance of our business;
●	to evaluate the effectiveness of our business strategies; and
●	as a consideration in determining compensation for certain employees.

Adjusted EBITDA does not purport to be an alternative to net income or cash flows from operating activities. The term Adjusted EBITDA is not defined under GAAP, and Adjusted EBITDA is not a measure of net income, operating income or any other performance or liquidity measure derived in accordance with GAAP. Therefore, Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Set forth below is a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021

	(in thousands)
Net income	$3,328	$5,174	$37,347	$7,656
Interest income	(66)	(57)	(351)	(104)
Interest expense	10,057	10,829	23,643	21,350
Income tax expense	37	2,174	12,107	3,360
Amortization of debt financing costs	709	902	1,491	1,754
Intangible amortization	36,012	44,003	71,735	86,986
Depreciation and other amortization	3,029	3,606	6,011	7,213
Non‑cash equity compensation expense	5,248	6,275	10,282	18,631
Non‑cash changes in fair value of estimated contingent consideration	16,472	34,062	(14,901)	59,998
Loss on extinguishment of borrowings	—	—	6,094	—
Other (income) expense—net	(70)	534	(682)	531
Secondary offering expenses	—	287	—	1,409
Adjusted EBITDA	$74,756	$107,789	$152,776	$208,784

Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share

We analyze our performance using Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share. Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are non-GAAP measures. We define Adjusted Net Income Excluding Tax Adjustments as net income excluding income tax expense, amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings and secondary offering expenses, if any. The calculation of Adjusted Net Income Excluding Tax Adjustments also includes adjustments to reflect a pro forma 27% income tax rate reflecting the estimated U.S. Federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.

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

Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share do not purport to be an alternative to net income or cash flows from operating activities. The terms Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are not defined under GAAP, and Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are not a measure of net income, operating income or any other performance or liquidity measure derived in accordance with GAAP. Therefore, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share for the three and six months ended June 30, 2020 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021

	(dollars in thousands, except per share data)
Net income	$3,328	$5,174	$37,347	$7,656
Income tax expense	37	2,174	12,107	3,360
Amortization of debt financing costs	709	902	1,491	1,754
Intangible amortization	36,012	44,003	71,735	86,986
Non‑cash equity compensation expense	5,248	6,275	10,282	18,631
Non‑cash changes in fair value of estimated contingent consideration	16,472	34,062	(14,901)	59,998
Loss on extinguishment of borrowings	—	—	6,094	—
Secondary offering expenses (1)	—	287	—	1,409
Subtotal	61,806	92,877	124,155	179,794
Pro forma income tax expense (27%) (2)	(16,688)	(25,077)	(33,522)	(48,545)
Adjusted Net Income Excluding Tax Adjustments	$45,118	$67,800	$90,633	$131,249
Tax Adjustments (3)	$9,175	$11,038	$18,110	$21,530
Adjusted Net Income Excluding Tax Adjustments Per Share	$0.59	$0.84	$1.19	$1.62
Tax Adjustments Per Share (3)	$0.12	$0.14	$0.24	$0.27
Adjusted Shares Outstanding	76,239,848	81,076,423	76,256,932	81,020,580

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (4)	47,847,756	55,710,666	47,642,156	53,965,045
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options, unvested Class A common stock and restricted stock units	13,184	452,156	8,901	453,475
Weighted average Focus LLC common units outstanding (5)	21,672,585	16,537,585	21,846,354	18,121,604
Weighted average Focus LLC restricted common units outstanding (6)	—	71,374	—	71,374
Weighted average common unit equivalent of Focus LLC incentive units outstanding (7)	6,706,323	8,304,642	6,759,521	8,409,082
Adjusted Shares Outstanding	76,239,848	81,076,423	76,256,932	81,020,580
(1)	Relates to offering expenses associated with the March 2021 and June 2021 secondary equity offerings.
(2)	The pro forma income tax rate of 27% reflects the estimated U.S. Federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.

(3)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of June 30, 2021, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $44,221.
(4)	Represents our GAAP weighted average Class A common stock outstanding—basic.
(5)	Assumes that 100% of the Focus LLC common units were exchanged for Class A common stock.
(6)	Assumes that 100% of the Focus LLC restricted common units were exchanged for Class A common stock.
(7)	Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2021

The following discussion presents an analysis of our results of operations for the three months ended June 30, 2020 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	June 30,
	2020	2021	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$295,119	$404,970	$109,851	37.2%
Other	17,990	20,385	2,395	13.3%
Total revenues	313,109	425,355	112,246	35.8%
Operating expenses:
Compensation and related expenses	113,914	139,045	25,131	22.1%
Management fees	76,987	116,205	39,218	50.9%
Selling, general and administrative	52,752	69,018	16,266	30.8%
Intangible amortization	36,012	44,003	7,991	22.2%
Non‑cash changes in fair value of estimated contingent consideration	16,472	34,062	17,590	106.8%
Depreciation and other amortization	3,029	3,606	577	19.0%
Total operating expenses	299,166	405,939	106,773	35.7%
Income from operations	13,943	19,416	5,473	39.3%
Other income (expense):
Interest income	66	57	(9)	(13.6)%
Interest expense	(10,057)	(10,829)	(772)	(7.7)%
Amortization of debt financing costs	(709)	(902)	(193)	(27.2)%
Other income (expense)—net	70	(534)	(604)	*
Income from equity method investments	52	140	88	*
Total other expense—net	(10,578)	(12,068)	(1,490)	(14.1)%
Income before income tax	3,365	7,348	3,983	*
Income tax expense	37	2,174	2,137	*
Net income	$3,328	$5,174	$1,846	55.5%
*	Not meaningful

Revenues

Wealth management fees increased $109.9 million, or 37.2%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. New partner firms added subsequent to the three months ended June 30, 2020 that are included in our results of operations for the three months ended June 30, 2021 include InterOcean Capital, Seasons of Advice, CornerStone Partners, Fairway Wealth Management, Kavar Capital Partners, Hill Investment Group, Prairie Capital Management and Rollins Financial. Additionally, our partner firms completed 17 acquisitions subsequent to the three months ended June 30, 2020. The new partner firms contributed approximately $21.6 million in revenue during the three months ended June 30, 2021. The balance of the increase of $88.3 million was due to the revenue growth at our existing partner firms associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $2.4 million, or 13.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due primarily to an increase in recordkeeping and administration fees and commissions.

Operating Expenses

Compensation and related expenses increased $25.1 million, or 22.1%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase related to new partner firms was approximately $4.5 million. Non-cash equity compensation increased $1.0 million primarily associated with incentive unit grants. The balance of the increase of $19.6 million was due primarily to an increase in salaries and related expense due to the growth of existing partner firms and partner firm-level acquisitions.

Management fees increased $39.2 million, or 50.9%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase related to new partner firms was approximately $5.6 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $33.6 million was primarily due to the increase in earnings during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and partner firm-level acquisitions.

Selling, general and administrative expenses increased $16.3 million, or 30.8%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. New partner firms added approximately $2.9 million. The balance of the increase of $13.4 million was due primarily to an increase in expenses related to travel, marketing and business development, professional fees and information technology related to the growth of our existing partner firms and partner firm level acquisitions.

Intangible amortization increased $8.0 million, or 22.2%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase related to new partner firms was approximately $4.0 million. The balance of the increase of $4.0 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration increased $17.6 million, or 106.8%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. During the three months ended June 30, 2021, the probability that certain contingent consideration payments would be achieved increased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in an increase in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $0.6 million, or 19.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due primarily to office build-outs at certain partner firms.

Other income (expense)

Interest expense increased $0.8 million, or 7.7%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due primarily to higher average outstanding borrowings offset in part by lower average interest rates on outstanding borrowings during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Income Tax Expense

Income tax expense increased $2.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, we recorded tax expense based on an estimated annual effective tax rate of 27.9% and a discrete tax expense of approximately $0.1 million. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2021

The following discussion presents an analysis of our results of operations for the six months ended June 30, 2020 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Six Months Ended
	June 30,
	2020	2021	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$613,722	$779,815	$166,093	27.1%
Other	36,441	39,715	3,274	9.0%
Total revenues	650,163	819,530	169,367	26.0%
Operating expenses:
Compensation and related expenses	231,758	280,088	48,330	20.9%
Management fees	160,680	218,277	57,597	35.8%
Selling, general and administrative	115,347	132,844	17,497	15.2%
Intangible amortization	71,735	86,986	15,251	21.3%
Non‑cash changes in fair value of estimated contingent consideration	(14,901)	59,998	74,899	*
Depreciation and other amortization	6,011	7,213	1,202	20.0%
Total operating expenses	570,630	785,406	214,776	37.6%
Income from operations	79,533	34,124	(45,409)	(57.1)%
Other income (expense):
Interest income	351	104	(247)	(70.4)%
Interest expense	(23,643)	(21,350)	2,293	9.7%
Amortization of debt financing costs	(1,491)	(1,754)	(263)	(17.6)%
Loss on extinguishment of borrowings	(6,094)	—	6,094	*
Other income (expense)—net	682	(531)	(1,213)	*
Income from equity method investments	116	423	307	*
Total other expense—net	(30,079)	(23,108)	6,971	23.2%
Income before income tax	49,454	11,016	(38,438)	(77.7)%
Income tax expense	12,107	3,360	(8,747)	(72.2)%
Net income	$37,347	$7,656	$(29,691)	(79.5)%

________________________________________

*Not meaningful

Revenues

Wealth management fees increased $166.1 million, or 27.1%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. New partner firms added subsequent to the six months ended June 30, 2020 that are included in our results of operations for the six months ended June 30, 2021 include InterOcean Capital, Seasons of Advice, CornerStone Partners, Fairway Wealth Management, Kavar Capital Partners, Hill Investment Group, Prairie Capital Management and Rollins Financial. Additionally, our partner firms completed 17 acquisitions subsequent to the six months ended June 30, 2020. The new partner firms contributed approximately $35.2 million in revenue during the six months ended June 30, 2021. The balance of the increase of $130.9 million was due to the revenue growth at our existing partner firms associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $3.3 million, or 9.0%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to an increase in recordkeeping and administration fees and commissions.

Operating Expenses

Compensation and related expenses increased $48.3 million, or 20.9%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase related to new partner firms was approximately $6.8 million. Non-cash equity compensation increased $8.3 million primarily associated with incentive unit grants and the modification of certain incentive units (see Note 9 to the unaudited condensed consolidated financial statements). The balance of the increase of $33.2 million was due primarily to an increase in salaries and related expense due to the growth of existing partner firms and partner firm-level acquisitions.

Management fees increased $57.6 million, or 35.8%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase related to new partner firms was approximately $9.9 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $47.7 million was primarily due to the increase in earnings during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 and partner firm-level acquisitions.

Selling, general and administrative expenses increased $17.5 million, or 15.2%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. New partner firms added approximately $4.9 million. The balance of the increase of $12.6 million was due primarily to an increase in expenses related to information technology, rent and professional fees related to the growth of our existing partner firms and partner firm level acquisitions, and $1.4 million of costs related to the secondary offerings during the six months ended June 30, 2021.

Intangible amortization increased $15.3 million, or 21.3%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase related to new partner firms was approximately $6.6 million. The balance of the increase of $8.7 million was due primarily to partner firm level acquisitions.

Non-cash changes in fair value of estimated contingent consideration increased $74.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. During the six months ended June 30, 2021, the probability that certain contingent consideration payments would be achieved increased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in an increase in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $1.2 million, or 20.0%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due primarily to office build-outs at certain partner firms.

Other income (expense)

Interest expense decreased $2.3 million, or 9.7%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was due primarily to lower average interest rates on outstanding borrowings offset in part by higher average outstanding borrowings during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

During the six months ended June 30, 2020, a loss on extinguishment of borrowings of $6.1 million was recognized in connection with the January 2020 Credit Facility amendment.

Income Tax Expense

Income tax expense decreased $8.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, we recorded tax expense based on an estimated annual effective tax rate of 27.9% and a discrete tax expense of approximately $0.3 million. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC

Liquidity and Capital Resources

Sources of Liquidity

During the three and six months ended June 30, 2021, we met our cash and liquidity needs primarily through cash on hand, cash generated by our operations or borrowings under the Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as the Credit Facility, especially for acquisition activities. If our acquisition activity accelerates, we may decide to issue equity either as consideration or in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

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

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of June 30, 2021, we expect that future payments to the TRA holders will be $182.8 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2020 and 2021:

	Six Months Ended
	June 30,
	2020	2021	$ Change	% Change

	(dollars in thousands)
Cash provided by (used in):
Operating activities	$64,378	$151,960	$87,582	136.0%
Investing activities	(64,947)	(105,556)	(40,609)	(62.5)%
Financing activities	(28,944)	31,745	60,689	209.7%
Cash and cash equivalents—end of period	35,329	143,981	108,652	307.5%

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

Net cash provided by operating activities increased $87.6 million or 136.0% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily related to an increase in adjustments to reconcile net income of $92.0 million, due primarily to an increase in non-cash changes in fair value of estimated contingent consideration, intangible amortization and non-cash equity compensation expense, offset in part by a decrease in loss on extinguishment of borrowings and deferred taxes and other non-cash items, and an increase in operating assets and liabilities of $25.3 million. The increase in adjustments to reconcile net income and operating assets and liabilities were offset in part by a decrease in net income of $29.7 million.

Investing Activities

Net cash used in investing activities increased $40.6 million, or 62.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to an increase of $23.1 million in cash paid for acquisitions and contingent consideration, and investment and other of $19.1 million during the six months ended June 30, 2021(see Note 15 to the unaudited condensed consolidated financial statements).

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 increased $60.7 million or 209.7%, compared to six months ended June 30, 2020. The increase was primarily due to an increase in net borrowings under the Credit Facility of $96.8 million offset in part by an increase in contingent consideration paid of $22.0 million and an increase in distributions for unitholders of $11.5 million during the six months ended June 30, 2021 compared to June 30, 2020.

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

	Trailing 4-Quarters Ended June 30,
	2020	2021

	(in thousands)
Net cash provided by operating activities (1)	$203,934	$298,943
Purchase of fixed assets	(21,359)	(17,720)
Distributions for unitholders	(16,550)	(33,922)
Payments under tax receivable agreements	—	(4,423)
Adjusted Free Cash Flow	$166,025	$242,878

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended June 30, 2020, was, $0.8 million, $0.8 million, $8.4 million and $16.4 million, respectively, totaling $26.4 million for the trailing 4-quarters ended June 30, 2020. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended June 30, 2021 was $3.8 million, $2.4 million, $5.3 million and $11.6 million, respectively, totaling $23.1 million for the trailing 4-quarters ended June 30, 2021. See Note 6 to our unaudited condensed consolidated financial statements for additional information.

Contractual Obligations

There have been no material changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Credit Facilities

As of June 30, 2021, our Credit Facility consisted of a $1.6 billion first lien term loan (“First Lien Term Loan) and a $650.0 million First Lien Revolver.

In January 2020, we amended tranche A our First Lien Term Loan (“Tranche A”) to reduce the interest rates. Tranche A bears interest (at our option) at: (i) the LIBOR plus a margin of 2.00% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.00%.

In January 2021, we amended and expanded Tranche A by $500.0 million and incurred $2.7 million in debt financing costs. The debt was issued at a discount of 0.125% or $0.6 million which is being amortized to interest expense over the remaining term of Tranche A. The required quarterly installment repayments of $2.9 million were increased to $4.2 million. Tranche A has a maturity date of July 2024.

In July 2021, we amended and expanded our First Lien Term Loan by $800.0 million (“Tranche B”). Of this amount, $650.0 million was borrowed on the July 2021 closing date bearing interest at LIBOR plus a margin of 2.50% with a 0.50% LIBOR floor, and was issued at a discount of 0.75% or $4.9 million which will be amortized to interest expense over the term of the debt. The remaining $150.0 million of Tranche B has a six month delayed draw feature, that if drawn will also bear interest at LIBOR plus a margin of 2.50% with a 0.50% LIBOR floor. The delayed draw feature has a ticking fee with respect to the undrawn commitments with (i) no margin from 0-30 days from the closing date, (ii) 1.25% margin from 31-60 days of the closing date and (iii) 2.50% margin after 60 days from the closing date. The delayed draw Tranche B will also be issued at a discount of 0.75% which will be amortized to interest expense over the term of the debt from the date that it is drawn. The $650.0 million drawn Tranche B requires quarterly installment repayments of $1.6 million. Any delayed drawn Tranche B will require quarterly amortization equal to 0.25% of such borrowings. The Tranche B has a maturity date of June 2028.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At June 30, 2021, our First Lien Leverage Ratio was 3.54:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $417.2 million at June 30, 2021. Focus LLC is also subject on annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2020. Based on the excess cash flow calculation for the year ended December 31, 2020, no contingent principal payments are required to be made in 2021.

We defer and amortize our debt financing costs over the respective terms and tranches of the First Lien Term Loan and First Lien Revolver. The debt financing costs related to the First Lien Term Loan are recorded as a reduction of the carrying amount of the First Lien Term Loan in the unaudited condensed consolidated balance sheets. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

At June 30, 2021, outstanding stated value borrowings under the Credit Facility were approximately $1.6 billion. The weighted-average interest rate for outstanding borrowings was approximately 2% for the six months ended June 30, 2021. As of June 30, 2021, the First Lien Revolver available unused commitment line was $642.6 million. At June 30, 2021, we had outstanding letters of credit in the amount of $7.4 million bearing interest at an annual rate of approximately 2%.

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

In summary at June 30, 2021, $850.0 million or approximately 52% of borrowings under the First Lien Term Loan have been swapped from a variable interest rate to a fixed interest rate. The weighted average interest rate on these borrowings is approximately 2.62%, inclusive of the 2.0% LIBOR spread.

Critical Accounting Policies

As of June 30, 2021, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the six months ended June 30, 2021, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

During the three and six months ended June 30, 2021, our revenues were negatively impacted by the effects of Covid-19 on a portion of our non-market correlated revenues derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist through the remaining reporting periods in 2021. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements in March and April 2020 to manage interest rate exposure in connection with our variable interest rate borrowings. As of June 30, 2021, we had total stated value borrowings outstanding under our Credit Facility of approximately $1.6 billion. At June 30, 2021, interest payments associated with $850 million of these borrowings was effectively converted to a fixed rate through the use of interest rate swaps and interest on the remaining borrowings remained subject to variable rates based on LIBOR.

If LIBOR based interest rates were higher by 1.0% throughout the six months ended June 30, 2021, our interest expense would have increased by approximately $3.8 million.

Our outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate. LIBOR is expected to be replaced by an alternative in 2023. While we expect any such alternative to be a reasonable replacement for LIBOR, at this time we cannot predict the implications of the use of such a new benchmark on the interest rates we pay.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the Covid-19 pandemic. We are continually monitoring and assessing the Covid-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, involved in various legal claims and regulatory matters arising out of our operations in the normal course of business. A partner firm is in the process of settling investor demands related to a private fund (with approximately $28 million in client assets). We have notified our insurance carriers of the matter. After consultation with legal counsel, we do not believe that the resolutions of any such matters we are currently involved in, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows. However, we can provide no assurance that any pending or future matters will not have a material effect on our financial condition, results of operations or cash flows in future reporting periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we issued an aggregate of 3,927,729 shares of Class A common stock and retired 3,845,569 shares of Class B common stock and 144,850 incentive units in Focus LLC, and acquired 3,927,729 common units in Focus LLC, in each case as part of an underwritten offering.

During the three months ended June 30, 2021, we also issued an aggregate of 713,354 shares of our Class A common stock and retired 649,187 shares of our Class B common stock and 119,357 incentive units in Focus LLC and acquired 713,354 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

During the three months ended June 30, 2021, Focus LLC issued 168,392 common units and we issued a corresponding number of shares of Class B common stock in connection with an acquisition.

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

FOCUS FINANCIAL PARTNERS INC.

Date: August 5, 2021	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)