Form 10-Q
period 2021-09-30
Focus Financial Partners Inc.
filed 2021-11-04
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 1, 2021, the registrant had 60,333,968 shares of Class A common stock and 12,338,777 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2020	2021
ASSETS
Cash and cash equivalents	$65,858	$642,207
Accounts receivable less allowances of $2,178 at 2020 and $2,644 at 2021	169,220	189,201
Prepaid expenses and other assets	65,581	130,883
Fixed assets—net	49,209	45,625
Operating lease assets	229,748	226,036
Debt financing costs—net	6,950	4,928
Deferred tax assets—net	107,289	237,042
Goodwill	1,255,559	1,429,196
Other intangible assets—net	1,113,467	1,183,248
TOTAL ASSETS	$3,062,881	$4,088,366
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$9,634	$11,714
Accrued expenses	53,862	89,410
Due to affiliates	66,428	89,139
Deferred revenue	9,190	12,372
Other liabilities	222,911	292,306
Operating lease liabilities	253,295	253,191
Borrowings under credit facilities (stated value of $1,507,622 and $2,263,477 at December 31, 2020 and September 30, 2021, respectively)	1,507,119	2,250,321
Tax receivable agreements obligations	81,563	188,612
TOTAL LIABILITIES	2,204,002	3,187,065
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 51,158,712 and 60,315,341 shares issued and outstanding at December 31, 2020 and September 30, 2021, respectively	512	603
Class B common stock, par value $0.01, 500,000,000 shares authorized; 20,661,595 and 12,338,777 shares issued and outstanding at December 31, 2020 and September 30, 2021, respectively	207	123
Additional paid-in capital	526,664	659,541
Retained earnings	14,583	17,465
Accumulated other comprehensive loss	(2,167)	(2,677)
Total shareholders' equity	539,799	675,055
Non-controlling interest	319,080	226,246
Total equity	858,879	901,301
TOTAL LIABILITIES AND EQUITY	$3,062,881	$4,088,366

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
REVENUES:
Wealth management fees	$311,805	$433,967	$925,527	$1,213,782
Other	19,678	20,568	56,119	60,283
Total revenues	331,483	454,535	981,646	1,274,065
OPERATING EXPENSES:
Compensation and related expenses	114,702	144,249	346,460	424,337
Management fees	86,414	127,166	247,094	345,443
Selling, general and administrative	57,437	75,637	172,784	208,481
Intangible amortization	37,024	46,055	108,759	133,041
Non-cash changes in fair value of estimated contingent consideration	14,280	36,243	(621)	96,241
Depreciation and other amortization	3,120	3,622	9,131	10,835
Total operating expenses	312,977	432,972	883,607	1,218,378
INCOME FROM OPERATIONS	18,506	21,563	98,039	55,687
OTHER INCOME (EXPENSE):
Interest income	61	206	412	310
Interest expense	(8,903)	(16,543)	(32,546)	(37,893)
Amortization of debt financing costs	(709)	(1,102)	(2,200)	(2,856)
Loss on extinguishment of borrowings	—	—	(6,094)	—
Other income (expense)—net	(657)	312	25	(219)
Income from equity method investments	51	91	167	514
Total other expense—net	(10,157)	(17,036)	(40,236)	(40,144)
INCOME BEFORE INCOME TAX	8,349	4,527	57,803	15,543
INCOME TAX EXPENSE	4,405	2,678	16,512	6,038
NET INCOME	3,944	1,849	41,291	9,505
Non-controlling interest	(2,302)	(1,200)	(16,844)	(6,623)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,642	$649	$24,447	$2,882
Income per share of Class A common stock:
Basic	$0.03	$0.01	$0.51	$0.05
Diluted	$0.03	$0.01	$0.51	$0.05
Weighted average shares of Class A common stock outstanding:
Basic	48,683,580	59,940,166	47,991,831	55,978,639
Diluted	48,810,328	60,438,510	48,040,014	56,447,070

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income (loss)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
Net income	$3,944	$1,849	$41,291	$9,505
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,103	(5,057)	316	(5,876)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	(981)	432	(9,308)	5,937
Comprehensive income (loss)	6,066	(2,776)	32,299	9,566
Less: Comprehensive income (loss) attributable to non-controlling interest	(3,219)	14	(13,864)	(7,194)
Comprehensive income (loss) attributable to common shareholders	$2,847	$(2,762)	$18,435	$2,372

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the nine months ended
	September 30,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,291	$9,505
Adjustments to reconcile net income to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	108,759	133,041
Depreciation and other amortization	9,131	10,835
Amortization of debt financing costs	2,200	2,856
Non-cash equity compensation expense	15,588	24,569
Non-cash changes in fair value of estimated contingent consideration	(621)	96,241
Income from equity method investments	(167)	(514)
Distributions received from equity method investments	145	773
Deferred taxes and other non-cash items	4,148	(570)
Loss on extinguishment of borrowings	6,094	—
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(25,716)	(22,247)
Prepaid expenses and other assets	(4,168)	(17,731)
Accounts payable	110	1,974
Accrued expenses	20,294	35,382
Due to affiliates	(11,749)	22,715
Other liabilities	(28,761)	(61,181)
Deferred revenue	1,889	2,200
Net cash provided by operating activities	138,467	237,848
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(69,467)	(286,803)
Purchase of fixed assets	(12,691)	(6,560)
Investment and other, net	—	(17,232)
Net cash used in investing activities	(82,158)	(310,595)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	305,000	1,169,500
Repayments of borrowings under credit facilities	(323,674)	(419,145)
Proceeds from issuance of common stock, net	—	25,767
Payments in connection with unit redemption, net	—	(25,767)
Payments in connection with tax receivable agreements	—	(4,423)
Contingent consideration paid	(45,069)	(67,735)
Payments of debt financing costs	(634)	(8,282)
Proceeds from exercise of stock options	1,559	6,186
Payments on finance lease obligations	(109)	(46)
Distributions for unitholders	(15,765)	(26,391)
Net cash provided by (used in) financing activities	(78,692)	649,664
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(140)	(568)
CHANGE IN CASH AND CASH EQUIVALENTS	(22,523)	576,349
CASH AND CASH EQUIVALENTS:
Beginning of period	65,178	65,858
End of period	$42,655	$642,207

See Note 13 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Three months ended September 30, 2020 and 2021

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total Equity
Balance at July 1, 2020	48,091,707	$481	21,496,103	$215	$503,209	$9,343	$(8,516)	$504,732	$326,478	$831,210
Net income	—	—	—	—	—	1,642	—	1,642	2,302	3,944
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	600,722	6	(600,722)	(6)	20,370	—	—	20,370	—	20,370
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	1,858,136	19	—	—	62,991	—	—	63,010	—	63,010
Exercise of stock options	43,807	—	—	—	1,392	—	—	1,392	—	1,392
Change in non-controlling interest allocation	—	—	—	—	(53,865)	—	—	(53,865)	(32,019)	(85,884)
Non-cash equity compensation expenses	—	—	—	—	1,207	—	—	1,207	—	1,207
Currency translation adjustment-net of tax	—	—	—	—	—	—	1,823	1,823	1,280	3,103
Unrealized loss on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	(618)	(618)	(363)	(981)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	1,315	—	—	1,315	—	1,315
Balance at September 30, 2020	50,594,372	$506	20,895,381	$209	$536,619	$10,985	$(7,311)	$541,008	$297,678	$838,686

Balance at July 1, 2021	59,792,889	598	12,692,740	127	650,421	16,816	734	$668,696	$230,389	$899,085
Net income	—	—	—	—	—	649	—	649	1,200	1,849
Issuance of units in connection with an acquisition and contingent consideration	—	—	64,706	—	—	—	—	—	—	—
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	418,669	4	(418,669)	(4)	21,901	—	—	21,901	—	21,901
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	34,898	—	—	—	1,825	—	—	1,825	—	1,825
Exercise of stock options	68,885	1	—	—	2,168	—	—	2,169	—	2,169
Change in non-controlling interest allocation	—	—	—	—	(18,833)	—	—	(18,833)	(4,129)	(22,962)
Non-cash equity compensation expenses	—	—	—	—	1,569	—	—	1,569	—	1,569
Currency translation adjustment-net of tax	—	—	—	—	—	—	(3,735)	(3,735)	(1,322)	(5,057)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	324	324	108	432
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	490	—	—	490	—	490
Balance at September 30, 2021	60,315,341	$603	12,338,777	$123	$659,541	$17,465	$(2,677)	$675,055	$226,246	$901,301

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Nine months ended September 30, 2020 and 2021

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional	Retained	Other	Total
	Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity	Interest	Total Equity
Balance at January 1, 2020	47,421,315	$474	22,075,749	$221	$498,186	$(13,462)	$(1,299)	$484,120	$319,850	$803,970
Net income	—	—	—	—	—	24,447	—	24,447	16,844	41,291
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	1,180,368	12	(1,180,368)	(12)	33,736	—	—	33,736	—	33,736
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	1,943,838	20	—	—	64,793	—	—	64,813	—	64,813
Forfeiture of unvested Class A common stock	(834)	—	—	—	(27)	—	—	(27)	—	(27)
Exercise of stock options	49,685	—	—	—	1,559	—	—	1,559	—	1,559
Change in non-controlling interest allocation	—	—	—	—	(65,993)	—	—	(65,993)	(36,036)	(102,029)
Non-cash equity compensation expenses	—	—	—	—	3,397	—	—	3,397	—	3,397
Currency translation adjustment-net of tax	—	—	—	—	—	—	13	13	303	316
Unrealized loss on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	(6,025)	(6,025)	(3,283)	(9,308)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	968	—	—	968	—	968
Balance at September 30, 2020	50,594,372	$506	20,895,381	$209	$536,619	$10,985	$(7,311)	$541,008	$297,678	$838,686

Balance at January 1, 2021	51,158,712	$512	20,661,595	$207	$526,664	$14,583	$(2,167)	$539,799	$319,080	$858,879
Net income	—	—	—	—	—	2,882	—	2,882	6,623	9,505
Issuance of units in connection with an acquisition and contingent consideration	—	—	233,098	1	—	—	—	1	—	1
Issuance (cancellation) of common stock in connection with offering, net	6,568,098	65	(6,306,301)	(63)	317,858	—	—	317,860	—	317,860
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	2,249,615	22	(2,249,615)	(22)	109,677	—	—	109,677	—	109,677
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	169,530	2	—	—	8,348	—	—	8,350	—	8,350
Exercise of stock options	169,386	2	—	—	5,343	—	—	5,345	—	5,345
Change in non-controlling interest allocation	—	—	—	—	(328,318)	—	—	(328,318)	(100,028)	(428,346)
Non-cash equity compensation expenses	—	—	—	—	3,859	—	—	3,859	—	3,859
Currency translation adjustment-net of tax	—	—	—	—	—	—	(4,516)	(4,516)	(1,360)	(5,876)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	4,006	4,006	1,931	5,937
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	16,110	—	—	16,110	—	16,110
Balance at September 30, 2021	60,315,341	$603	12,338,777	$123	$659,541	$17,465	$(2,677)	$675,055	$226,246	$901,301

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

2. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The unaudited condensed consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. The Company consolidates Focus LLC and its subsidiaries’ financial statements and records the interests in Focus LLC consisting of common units, restricted common units and the common unit equivalent of incentive units of Focus LLC that the Company does not own as non-controlling interests (see Note 3). Intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 19, 2021.

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Domestic revenue	$313,956	$427,729	$933,420	$1,197,874
International revenue	17,527	26,806	48,226	76,191
Total revenue	$331,483	$454,535	$981,646	$1,274,065

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

3. NON-CONTROLLING INTEREST AND INCOME PER SHARE

The calculation of controlling and non-controlling interest is as follows as of September 30, 2020 and 2021:

	2020	2021
Focus LLC common units	20,895,381	12,338,777
Focus LLC restricted common units	—	71,374
Common unit equivalents of outstanding vested and unvested Focus LLC incentive units(1)	4,860,295	8,656,088
Total common units, restricted common units and common unit equivalents attributable to non-controlling interest	25,755,676	21,066,239
Total common units, restricted common units and common unit equivalents of incentive units outstanding	76,350,048	81,381,580
Non-controlling interest allocation	33.7%	25.9%
Company’s interest in Focus LLC	66.3%	74.1%
(1)	Focus LLC common units issuable upon conversion of 16,658,578 and 16,233,899 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of September 30, 2020 and 2021, respectively, was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

Basic income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Basic income per share:
Net income attributable to common shareholders	$1,642	$649	$24,447	$2,882

Weighted average shares of Class A common stock outstanding	48,683,580	59,940,166	47,991,831	55,978,639

Basic income per share	$0.03	$0.01	$0.51	$0.05

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Diluted income per share:
Net income attributable to common shareholders	$1,642	$649	$24,447	$2,882

Weighted average shares of Class A common stock outstanding	48,683,580	59,940,166	47,991,831	55,978,639
Effect of dilutive stock options	60,974	441,809	21,728	420,801
Effect of dilutive unvested Class A common stock	65,774	—	26,455	—
Effect of dilutive restricted stock units	—	56,535	—	47,630
Total	48,810,328	60,438,510	48,040,014	56,447,070

Diluted income per share	$0.03	$0.01	$0.51	$0.05

Diluted income per share for the three and nine months ended September 30, 2020 and 2021 excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the Company’s IPO if the volume weighted average per share price for any ninety-calendar day period within such five-year period immediately following the pricing of the IPO reaches at least $100. Such market-based criteria were not met at September 30, 2020 and 2021.

Focus LLC common, restricted common and incentive units may be exchanged for the Company’s Class A common stock, subject to certain limitations (see Note 9). In computing the dilutive effect, if any, that the exchange would have on net income per share, net income attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the three and nine months ended September 30, 2020 and 2021, such exchange is not reflected in diluted net income per share as the assumed exchange is not dilutive.

4. ACQUISITIONS

Business Acquisitions

Business acquisitions are accounted for in accordance with ASC Topic 805: Business Combinations.

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the nine months ended September 30, 2021 is as follows:

2021
Number of business acquisitions closed	15
Consideration:
Cash due at closing	$285,975
Fair market value of Focus LLC common units issued at closing	272
Fair market value of estimated contingent consideration	96,236
Total consideration	$382,483
Allocation of purchase price:
Total tangible assets	$14,241
Total liabilities assumed	(14,677)
Customer relationships	192,578
Management contracts	10,060
Goodwill	180,009
Other acquired intangibles	272
Total allocated consideration	$382,483

Management believes approximately $283,782 of tax goodwill and intangibles related to business acquisitions completed during the nine months ended September 30, 2021 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021 includes revenue and income from operations for the five business acquisitions that are new subsidiary partner firms from the acquisition date of $21,676 and $4,183, respectively.

Asset Acquisition

The Company also separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805: Business Combinations. There was one asset acquisition during the nine months ended September 30, 2021. Total purchase consideration for the asset acquisition during the nine months ended September 30, 2021 consists of $541 to be paid quarterly over the first four quarters subsequent to close and contingent consideration, the amount of which will be determined when the outcome is determinable.

The weighted-average useful lives of intangible assets acquired during the nine months ended September 30, 2021 through business acquisitions and the asset acquisition are as follows:

Number of years
Management contracts	17
Customer relationships	9
Other acquired intangibles	5
Weighted-average useful life of all intangibles acquired	10

From October 1, 2021 to November 4, 2021, the Company completed 12 business acquisitions for cash consideration of $421,237 and in certain cases subject to customary post-closing adjustments, plus contingent

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

consideration. A portion of the cash due at closing for one of the business acquisitions was placed in escrow for the satisfaction of certain indemnifications and other related items, if any.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2020 and the nine months ended September 30, 2021:

	December 31,	September 30,
	2020	2021
Balance beginning of period:
Goodwill	$1,112,855	$1,278,183
Cumulative impairment losses	(22,624)	(22,624)
	1,090,231	1,255,559
Goodwill acquired	160,341	180,009
Other	4,987	(6,372)
	165,328	173,637
Balance end of period:
Goodwill	1,278,183	1,451,820
Cumulative impairment losses	(22,624)	(22,624)
	$1,255,559	$1,429,196

The following table summarizes the amortizing acquired intangible assets at December 31, 2020:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,610,971	$(612,037)	$998,934
Management contracts	158,526	(47,881)	110,645
Other acquired intangibles	7,733	(3,845)	3,888
Total	$1,777,230	$(663,763)	$1,113,467

The following table summarizes the amortizing acquired intangible assets at September 30, 2021:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,801,900	$(736,070)	$1,065,830
Management contracts	168,459	(54,447)	114,012
Other acquired intangibles	8,122	(4,716)	3,406
Total	$1,978,481	$(795,233)	$1,183,248

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

Marketable securities

At September 30, 2021, the fair value of the Company’s investment in a mutual fund was $16,972. The fair value was determined using Level 1 inputs (see also Note 15).

First Lien Term Loan

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2020 and September 30, 2021 are as follows:

	December 31, 2020		September 30, 2021
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan - Tranche A	$1,127,622	$1,120,574	$1,615,102	$1,605,008
First Lien Term Loan - Tranche B	—	—	648,375	646,754

Derivatives

At December 31, 2020 and September 30, 2021, the fair value of the Company’s $850,000 notional amount interest rate swap agreements was $(10,400) and $(3,321), respectively, which is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets. The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2020 and the nine months ended September 30, 2021:

Balance at January 1, 2020	$183,568
Additions to estimated contingent consideration	46,918
Payments of contingent consideration	(80,803)
Non-cash changes in fair value of estimated contingent consideration	19,197
Other	790
Balance at December 31, 2020	$169,670
Additions to estimated contingent consideration	96,236
Payments of contingent consideration	(116,311)
Non-cash changes in fair value of estimated contingent consideration	96,241
Other	(1,193)
Balance at September 30, 2021	$244,643

Estimated contingent consideration is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

During the year ended December 31, 2020, the Company paid $80,803 in cash as contingent consideration associated with business acquisitions. During the nine months ended September 30, 2021, the Company paid $105,031 in cash and issued $11,280 in Focus LLC common units as contingent consideration associated with business acquisitions. In addition, the Company also paid $1,961 and $3,911 of contingent consideration for the nine months ended September 30, 2020 and 2021, respectively, associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the unaudited condensed consolidated statement of cash flows.

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2020 and September 30, 2021 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2020	Techniques	Inputs	Ranges
$169,670	Monte Carlo Simulation Model	Forecasted growth rates	(33.6)% - 20.9%
		Discount rates	10.0% - 18.0%

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
September 30, 2021	Techniques	Inputs	Ranges
$244,643	Monte Carlo Simulation Model	Forecasted growth rates	(16.6)% - 39.7%
		Discount rates	9.0% - 16.0%

7. CREDIT FACILITY

As of September 30, 2021, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $2,263,477 first lien term loan (the “First Lien Term Loan”) and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At September 30, 2021, Focus LLC’s First Lien Leverage Ratio was 3.54:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $458,642 at September 30, 2021. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2020. Based on the excess cash flow calculation for the year ended December 31, 2020, no contingent principal payments are required to be made in 2021.

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

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2020 and September 30, 2021:

	December 31,	September 30,
	2020	2021
First Lien Term Loan - Tranche A	$1,127,622	$1,615,102
First Lien Term Loan - Tranche B	—	648,375
First Lien Revolver	380,000	—
Unamortized debt financing costs	(503)	(7,951)
Unamortized discount	—	(5,205)
Total	$1,507,119	$2,250,321

At December 31, 2020 and September 30, 2021, unamortized debt financing costs associated with the First Lien Revolver of $6,950 and $4,928, respectively, were recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

Weighted-average interest rates for outstanding borrowings were approximately 3% for the year ended December 31, 2020 and the nine months ended September 30, 2021.

As of December 31, 2020 and September 30, 2021, the First Lien Revolver available unused commitment line was $262,413 and $642,391, respectively.

As of December 31, 2020 and September 30, 2021, Focus LLC was contingently obligated for letters of credit in the amount of $7,587 and $7,609, respectively, each bearing interest at an annual rate of approximately 2%.

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

At December 31, 2020 and September 30, 2021, the fair value of the interest rate swaps was $(10,400) and $(3,321), respectively, which is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets. The interest rate swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive loss, net of tax of $1,804 and $662 at December 31, 2020 and September 30, 2021, respectively.

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

In September 2021, the Company issued an aggregate of 453,567 shares of Class A common stock and retired 418,669 shares of Class B common stock and 50,000 incentive units in Focus LLC and acquired 453,567 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

Other

During the three months ended June 30, 2021, Focus LLC issued 168,392 common units and the Company issued a corresponding number of shares of Class B common stock in connection with an acquisition.

During the three months ended September 30, 2021, Focus LLC issued 64,706 common units and the Company issued a corresponding number of shares of Class B common stock in connection with a contingent consideration payment.

Stock Options and Restricted Stock Units

The following table provides information relating to the changes in the Company’s stock options during the nine months ended September 30, 2021:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding—January 1, 2021	1,845,317	$32.57
Granted	—	—
Exercised	(169,386)	31.56
Forfeited	(34,906)	32.65
Outstanding—September 30, 2021	1,641,025	32.67
Vested—September 30, 2021	637,247	31.33

The following table provides information relating to the changes in the Company’s restricted stock units during the nine months ended September 30, 2021:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2021	141,095	$36.63
Granted	312	48.09
Forfeited	(6,954)	34.46
Vested	—	—
Outstanding—September 30, 2021	134,453	36.77

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The Company recognized $1,570 and $3,860 of non-cash equity compensation expense in relation to the stock options and restricted stock units during the three and nine months ended September 30, 2021, respectively.

Focus LLC Restricted Common Units and Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC restricted common units during the nine months ended September 30, 2021:

		Weighted
	Restricted	Average
	Common	Grant Date
	Units	Fair Value
Outstanding—January 1, 2021	73,276	$44.71
Granted	—	—
Forfeited	(1,902)	44.71
Vested	—	—
Outstanding—September 30, 2021	71,374	44.71

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

The estimated grant-date fair value of the time-based incentive unit grants during the nine months ended September 30, 2021 was calculated based on the following weighted-average assumptions:

Expected term	5.0	years
Expected stock price volatility	34.75%
Risk-free interest rate	0.36%
Expected dividend yield	—%
Weighted average grant date fair value	$13.43

The following table provides information relating to the changes in Focus LLC incentive units during the nine months ended September 30, 2021:

		Weighted
		Average
	Incentive	Hurdle
	Units	Price
Outstanding—January 1, 2021	17,234,497	$24.34
Granted	30,000	43.50
Exchanged	(831,140)	23.21
Forfeited	(199,458)	23.22
Outstanding—September 30, 2021	16,233,899	24.45
Vested—September 30, 2021	9,025,107	18.30

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at September 30, 2021 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	1,308,107	1,308,107
11.00	813,001	813,001
12.00	513,043	513,043
13.00	540,000	540,000
14.00	10,098	10,098
16.00	45,191	45,191
17.00	20,000	20,000
19.00	527,928	527,928
21.00	3,170,236	3,170,236
22.00	836,417	539,313
23.00	524,828	393,621
26.26	18,750	—
27.00	20,136	12,765
27.90	1,929,424	428,933
28.50	1,440,230	662,685
30.48	30,000	10,000
33.00	3,617,500	7,500
36.64	30,000	20,000
43.50	30,000	—
44.71	806,324	—
	16,233,899	9,025,107

In February 2021, the compensation committee of the Company applied its discretion to provide for a new measurement period for 1,162,500 incentive units of certain officers of the Company. As a result of the modification, 896,230 units were vested based on the weighted average price per share for the seven days prior to February 23, 2021, with vesting calculated based on the same stock price hurdles that were to apply on the third anniversary of the IPO. This vesting criteria provided that if the specified weighted average price per share was: (i) less than $42.00, then none of such incentive units would vest; (ii) greater than $63.00, then all of such incentive units would vest; and (iii) if between $42.00 and $63.00, then (x) fifty percent of such incentive units would vest and (y) the remaining fifty percent of the remaining unvested incentive units would vest linearly based on where the price falls within the range of $42.00 and $63.00. The remaining 266,270 units that did not vest during the February measurement period, and 337,500 units held by individuals other than certain officers, that were not modified, were eligible to vest pursuant to the same criteria but using the weighted average price per share for the ninety day period immediately preceding the third anniversary of the Company’s IPO. In July 2021, the third anniversary of the Company’s IPO, 186,545 of the 266,270 units vested and 79,725 were forfeited pursuant to the vesting criteria, and 236,449 of the 337,500 units vested and 101,051 were forfeited pursuant to the vesting criteria.

In connection with the modification that resulted in the vesting of 896,230 units, the Company recognized additional non-cash equity compensation expense of $6,439 during the nine months ended September 30, 2021. In connection with the modification of the vesting terms of the 266,270 incentive units, the Company has recognized incremental non-cash equity compensation expense of $1,544 during the nine months ended September 30, 2021.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The Company recorded $3,926 and $11,678 of non-cash equity compensation expense for incentive units during the three and nine months ended September 30, 2020, respectively.

The Company recorded $4,368 and $20,709 in total non-cash equity compensation expense for incentive units and restricted common units during the three and nine months ended September 30, 2021, respectively.

10. INCOME TAXES

The estimated annual effective tax rate for the nine months ended September 30, 2021 was 37.5% as compared to 29.7% for the year ended December 31, 2020. Income tax expense for the nine months ended September 30, 2021 includes a discrete tax expense of approximately $209, and is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net income attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

During the nine months ended September 30, 2021, there were no changes to the Company’s uncertain tax positions.

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

As of September 30, 2021, the Company had recorded a liability of $188,612 relating to the TRA obligations. Future payments under the TRAs in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded. In February 2021 and April 2021, payments totaling $4,112 and $311, respectively, were made under the Tax Receivable Agreements.

12. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2020 and September 30, 2021, the Company had recorded no liabilities in connection with this right.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2020 and September 30, 2021, a significant portion of cash and cash equivalents were held at a single institution.

Contingent Consideration Arrangements—Contingent consideration is payable in the form of cash and, in some cases, equity. Since the contingent consideration to be paid is based on the growth of forecasted financial performance levels over a number of years, the Company cannot calculate the maximum contingent consideration that may be payable under these arrangements.

Legal and Regulatory Matters—In the ordinary course of business, the Company and its subsidiaries are involved in lawsuits, regulatory matters and other claims. The Company has insurance to cover certain losses that arise in such matters; however, this insurance may not be sufficient to cover these losses. One of the Company’s subsidiaries has settled most of the investor demands related to a private fund (that held approximately $28 million in client assets) during the three months ended September 30, 2021. The Company has notified its insurance carriers of the matter. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of any existing legal matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

From time to time, the Company and its subsidiaries receive requests for information from governmental authorities regarding business activities. The Company has cooperated and plans to continue to cooperate with all governmental authorities. The Company continues to believe that the resolution of any governmental inquiry will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

13. CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2020	2021
Supplemental disclosures of cash flow information—cash paid for:
Interest	$32,109	$36,201
Income taxes	$13,036	$30,567
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$8,963	$96,236

14. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three and nine months ended September 30, 2020, the Company recognized expenses of $267 and $719, respectively, related to these reimbursements. During the three and nine months ended September 30, 2021, the Company recognized expenses of $381 and $1,559, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

At September 30, 2021, affiliates of a certain holder of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2021.

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

Overview

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment advisor (“RIA”) industry, with a footprint of over 75 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating as part of a scaled business model with aligned economic interests, while retaining their entrepreneurial culture and independence.

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

Since 2006, when we began revenue-generating and acquisition activities, we have created a partnership of over 75 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues in excess of $1.3 billion for the year ended December 31, 2020 and approximately $1.3 billion for the nine months ended September 30, 2021. For the year ended December 31, 2020 and the nine months ended September 30, 2021, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into Australia, Canada and the United Kingdom.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2021		2020		2021
		% of Total		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$311,805	94.1%	$433,967	95.5%	$925,527	94.3%	$1,213,782	95.3%
Other	19,678	5.9%	20,568	4.5%	56,119	5.7%	60,283	4.7%
Total revenues	$331,483	100.0%	$454,535	100.0%	$981,646	100.0%	$1,274,065	100.0%

During the three and nine months ended September 30, 2021, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices by our existing partner firms. During the three and nine months ended September 30, 2021, we completed the acquisitions of two and five partner firms, respectively. During the three months ended September 30, 2021, the new partner firms were ARS Wealth Advisors and Badgley Phelps Wealth Managers. During the nine months ended September 30, 2021, the new partner firms were Hill Investment Group, Prairie Capital Management, Rollins Financial, ARS Wealth Advisors and Badgley Phelps Wealth Managers. During the three and nine months ended September 30, 2021, our partner firms completed 7 and 11 acquisitions, respectively, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification (“ASC”) Topic 805: Business Combinations and an asset acquisition.

See Note 4 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

For the nine months ended September 30, 2021, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Additionally, we estimate that approximately 22% of our revenues for the three and nine months ended September 30, 2021 were not directly correlated to the financial markets. Of the 78% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three and nine months ended September 30, 2021, we estimate that approximately 67% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 67% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

During the three and nine months ended September 30, 2021, our revenues were negatively impacted by the effects of Covid-19 on a portion of our non-market correlated revenues derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist through the remaining reporting period in 2021. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

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

Business Acquisitions

We completed 15 business acquisitions during the nine months ended September 30, 2021, consisting of new partner firms and acquisitions by our partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

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

The following table summarizes our business acquisitions for the nine months ended September 30, 2021 (dollars in thousands):

Number of business acquisitions closed	15
Consideration:
Cash due at closing	$285,975
Fair market value of Focus LLC common units issued at closing	272
Fair market value of estimated contingent consideration	96,236
Total consideration	$382,483

During the nine months ended September 30, 2021, our acquisitions have been paid for with a combination of cash on hand, cash generated by our operations, borrowings under the Credit Facility or Focus LLC common units.

Recent Developments

From October 1, 2021 to the date of this Quarterly Report, we completed 12 business acquisitions (accounted for in accordance with ASC Topic 805: Business Combinations) consisting of both new partner firms and acquisitions by partner firms. The estimated Acquired Base Earnings associated with the acquisitions of new partner firms during this period is approximately $22.4 million. Furthermore, we have signed a definitive purchase agreement to acquire an additional partner firm with Acquired Base Earnings of $2.5 million. This pending transaction is generally on terms and in a structure consistent with past transactions, and the closing is subject to customary closing conditions. Among other risks and uncertainties, there can be no guarantee that this pending acquisition will be completed. For additional information regarding Acquired Base Earnings, please see “—How We Evaluate Our Business.”

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three and nine months ended September 30, 2020 and 2021 include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$331,483	$454,535	$981,646	$1,274,065
Revenue growth (1) from prior period	4.7%	37.1%	11.8%	29.8%
Organic revenue growth (2) from prior period	2.4%	28.8%	7.2%	23.1%
Management Fees Metrics (operating expense):
Management fees	$86,414	$127,166	$247,094	$345,443
Management fees growth (3) from prior period	6.5%	47.2%	13.7%	39.8%
Organic management fees growth (4) from prior period	3.1%	38.7%	7.4%	32.5%
Net Income Metrics:
Net income	$3,944	$1,849	$41,291	$9,505
Net income growth from prior period	*	(53.1)%	*	(77.0)%
Income per share of Class A common stock:
Basic	$0.03	$0.01	$0.51	$0.05
Diluted	$0.03	$0.01	$0.51	$0.05
Income per share of Class A common stock growth from prior period:
Basic	—%	(66.7)%	*	(90.2)%
Diluted	—%	(66.7)%	*	(90.2)%
Adjusted EBITDA Metrics:
Adjusted EBITDA (5)	$78,287	$113,512	$231,063	$322,296
Adjusted EBITDA growth (5) from prior period	12.9%	45.0%	23.7%	39.5%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)	$47,938	$68,521	$138,571	$199,770
Adjusted Net Income Excluding Tax Adjustments growth (5) from prior period	28.7%	42.9%	39.3%	44.2%
Tax Adjustments
Tax Adjustments (5)(6)	$9,288	$11,835	$27,398	$33,365
Tax Adjustments growth from prior period (5)(6)	10.5%	27.4%	18.6%	21.8%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)	$0.63	$0.84	$1.82	$2.44
Tax Adjustments Per Share (5)(6)	$0.12	$0.14	$0.36	$0.41
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5) from prior period	23.5%	33.3%	33.8%	34.1%
Tax Adjustments Per Share growth from prior period (5)(6)	9.1%	16.7%	16.1%	13.9%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (5)	76,331,572	81,829,784	76,230,495	81,708,469
Other Metrics:
Net Leverage Ratio (7) at period end	3.67x	3.54x	3.67x	3.54x
Acquired Base Earnings (8)	$—	$10,950	$4,235	$21,913
Number of partner firms at period end (9)	65	76	65	76

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.

(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(6)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of September 30, 2021, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $48,297.
(7)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
(8)	The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our collective preferred position in Base Earnings or comparable measures. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.

(9)	Represents the number of partner firms on the last day of the period presented.

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

Set forth below is a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021

	(in thousands)
Net income	$3,944	$1,849	$41,291	$9,505
Interest income	(61)	(206)	(412)	(310)
Interest expense	8,903	16,543	32,546	37,893
Income tax expense	4,405	2,678	16,512	6,038
Amortization of debt financing costs	709	1,102	2,200	2,856
Intangible amortization	37,024	46,055	108,759	133,041
Depreciation and other amortization	3,120	3,622	9,131	10,835
Non‑cash equity compensation expense	5,306	5,938	15,588	24,569
Non‑cash changes in fair value of estimated contingent consideration	14,280	36,243	(621)	96,241
Loss on extinguishment of borrowings	—	—	6,094	—
Other (income) expense—net	657	(312)	(25)	219
Secondary offering expenses	—	—	—	1,409
Adjusted EBITDA	$78,287	$113,512	$231,063	$322,296

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

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share for the three and nine months ended September 30, 2020 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021

	(dollars in thousands, except per share data)
Net income	$3,944	$1,849	$41,291	$9,505
Income tax expense	4,405	2,678	16,512	6,038
Amortization of debt financing costs	709	1,102	2,200	2,856
Intangible amortization	37,024	46,055	108,759	133,041
Non‑cash equity compensation expense	5,306	5,938	15,588	24,569
Non‑cash changes in fair value of estimated contingent consideration	14,280	36,243	(621)	96,241
Loss on extinguishment of borrowings	—	—	6,094	—
Secondary offering expenses (1)	—	—	—	1,409
Subtotal	65,668	93,865	189,823	273,659
Pro forma income tax expense (27%) (2)	(17,730)	(25,344)	(51,252)	(73,889)
Adjusted Net Income Excluding Tax Adjustments	$47,938	$68,521	$138,571	$199,770
Tax Adjustments (3)	$9,288	$11,835	$27,398	$33,365
Adjusted Net Income Excluding Tax Adjustments Per Share	$0.63	$0.84	$1.82	$2.44
Tax Adjustments Per Share (3)	$0.12	$0.14	$0.36	$0.41
Adjusted Shares Outstanding	76,331,572	81,829,784	76,230,495	81,708,469

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (4)	48,683,580	59,940,166	47,991,831	55,978,639
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options, unvested Class A common stock and restricted stock units	126,748	498,344	48,183	468,431
Weighted average Focus LLC common units outstanding (5)	21,345,923	12,609,173	21,678,326	16,263,935
Weighted average Focus LLC restricted common units outstanding (6)	—	71,374	—	71,374
Weighted average common unit equivalent of Focus LLC incentive units outstanding (7)	6,175,321	8,710,727	6,512,155	8,926,090
Adjusted Shares Outstanding	76,331,572	81,829,784	76,230,495	81,708,469
(1)	Relates to offering expenses associated with the March 2021 and June 2021 secondary equity offerings.
(2)	The pro forma income tax rate of 27% reflects the estimated U.S. Federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.
(3)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes.

Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of September 30, 2021, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $48,297.
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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2021

The following discussion presents an analysis of our results of operations for the three months ended September 30, 2020 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	September 30,
	2020	2021	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$311,805	$433,967	$122,162	39.2%
Other	19,678	20,568	890	4.5%
Total revenues	331,483	454,535	123,052	37.1%
Operating expenses:
Compensation and related expenses	114,702	144,249	29,547	25.8%
Management fees	86,414	127,166	40,752	47.2%
Selling, general and administrative	57,437	75,637	18,200	31.7%
Intangible amortization	37,024	46,055	9,031	24.4%
Non‑cash changes in fair value of estimated contingent consideration	14,280	36,243	21,963	153.8%
Depreciation and other amortization	3,120	3,622	502	16.1%
Total operating expenses	312,977	432,972	119,995	38.3%
Income from operations	18,506	21,563	3,057	16.5%
Other income (expense):
Interest income	61	206	145	237.7%
Interest expense	(8,903)	(16,543)	(7,640)	(85.8)%
Amortization of debt financing costs	(709)	(1,102)	(393)	(55.4)%
Other income (expense)—net	(657)	312	969	*
Income from equity method investments	51	91	40	78.4%
Total other expense—net	(10,157)	(17,036)	(6,879)	(67.7)%
Income before income tax	8,349	4,527	(3,822)	(45.8)%
Income tax expense	4,405	2,678	(1,727)	(39.2)%
Net income	$3,944	$1,849	$(2,095)	(53.1)%
*	Not meaningful

Revenues

Wealth management fees increased $122.2 million, or 39.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. New partner firms added subsequent to the three months ended September 30, 2020 that are included in our results of operations for the three months ended September 30, 2021 include InterOcean Capital, Seasons of Advice, CornerStone Partners, Fairway Wealth Management, Kavar Capital Partners, Hill Investment Group, Prairie Capital Management, Rollins Financial, ARS Wealth Advisors and Badgley Phelps Wealth Managers. Additionally, our partner firms completed 21 acquisitions subsequent to the three months ended September 30, 2020. The new partner firms contributed approximately $27.6 million in revenue during the three months ended September 30, 2021. The balance of the increase of $94.6 million was due to the revenue growth at our existing partner firms associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $0.9 million, or 4.5%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Other revenues from new partner firms was approximately $0.1 million. The balance of the increase of $0.8 million was due primarily to an increase in recordkeeping and administration fees.

Operating Expenses

Compensation and related expenses increased $29.5 million, or 25.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase related to new partner firms was approximately $5.4 million. Non-cash equity compensation increased $0.6 million primarily associated with incentive unit and stock option grants. The balance of the increase of $23.5 million was due primarily to an increase in salaries and related expense due to the growth of existing partner firms and partner firm-level acquisitions.

Management fees increased $40.8 million, or 47.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase related to new partner firms was approximately $7.3 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $33.5 million was primarily due to the increase in earnings during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and partner firm-level acquisitions.

Selling, general and administrative expenses increased $18.2 million, or 31.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. New partner firms added approximately $4.3 million. The balance of the increase of $13.9 million was due primarily to an increase in expenses related to professional fees, information technology, travel and entertainment, and marketing and business development related to the growth of our existing partner firms and partner firm-level acquisitions.

Intangible amortization increased $9.0 million, or 24.4%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase related to new partner firms was approximately $5.2 million. The balance of the increase of $3.8 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration increased $22.0 million, or 153.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. During the three months ended September 30, 2021, the probability that certain contingent consideration payments would be achieved increased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in an increase in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $0.5 million, or 16.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due primarily to office build-outs at certain partner firms.

Other income (expense)

Interest expense increased $7.6 million, or 85.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due primarily to higher average outstanding borrowings during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Income Tax Expense

Income tax expense decreased $1.7 million, or 39.2% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. For the three months ended September 30, 2021, we recorded tax expense based on an estimated annual effective tax rate of 37.5%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2021

The following discussion presents an analysis of our results of operations for the nine months ended September 30, 2020 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Nine Months Ended
	September 30,
	2020	2021	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$925,527	$1,213,782	$288,255	31.1%
Other	56,119	60,283	4,164	7.4%
Total revenues	981,646	1,274,065	292,419	29.8%
Operating expenses:
Compensation and related expenses	346,460	424,337	77,877	22.5%
Management fees	247,094	345,443	98,349	39.8%
Selling, general and administrative	172,784	208,481	35,697	20.7%
Intangible amortization	108,759	133,041	24,282	22.3%
Non‑cash changes in fair value of estimated contingent consideration	(621)	96,241	96,862	*
Depreciation and other amortization	9,131	10,835	1,704	18.7%
Total operating expenses	883,607	1,218,378	334,771	37.9%
Income from operations	98,039	55,687	(42,352)	(43.2)%
Other income (expense):
Interest income	412	310	(102)	(24.8)%
Interest expense	(32,546)	(37,893)	(5,347)	(16.4)%
Amortization of debt financing costs	(2,200)	(2,856)	(656)	(29.8)%
Loss on extinguishment of borrowings	(6,094)	—	6,094	*
Other income (expense)—net	25	(219)	(244)	*
Income from equity method investments	167	514	347	*
Total other expense—net	(40,236)	(40,144)	92	0.2%
Income before income tax	57,803	15,543	(42,260)	(73.1)%
Income tax expense	16,512	6,038	(10,474)	(63.4)%
Net income	$41,291	$9,505	$(31,786)	(77.0)%

________________________________________

*Not meaningful

Revenues

Wealth management fees increased $288.3 million, or 31.1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. New partner firms added subsequent to the nine months ended September 30, 2020 that are included in our results of operations for the nine months ended September 30, 2021 include InterOcean Capital, Seasons of Advice, CornerStone Partners, Fairway Wealth Management, Kavar Capital Partners,

Hill Investment Group, Prairie Capital Management, Rollins Financial, ARS Wealth Advisors and Badgley Phelps Wealth Managers. Additionally, our partner firms completed 21 acquisitions subsequent to the nine months ended September 30, 2020. The new partner firms contributed approximately $62.8 million in revenue during the nine months ended September 30, 2021. The balance of the increase of $225.5 million was due to the revenue growth at our existing partner firms associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $4.2 million, or 7.4%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Other revenues from new partner firms was approximately $0.1 million. The balance of the increase of $4.1 million was due primarily to an increase in recordkeeping and administration fees.

Operating Expenses

Compensation and related expenses increased $77.9 million, or 22.5%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase related to new partner firms was approximately $12.2 million. Non-cash equity compensation increased $9.0 million primarily associated with incentive unit grants and the modification of certain incentive units (see Note 9 to the unaudited condensed consolidated financial statements). The balance of the increase of $56.7 million was due primarily to an increase in salaries and related expense due to the growth of existing partner firms and partner firm-level acquisitions.

Management fees increased $98.3 million, or 39.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase related to new partner firms was approximately $17.2 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $81.1 million was primarily due to the increase in earnings during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 and partner firm-level acquisitions.

Selling, general and administrative expenses increased $35.7 million, or 20.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. New partner firms added approximately $9.1 million. The balance of the increase of $26.6 million was due primarily to an increase in expenses related to professional fees, information technology, travel and entertainment, and marketing and business development related to the growth of our existing partner firms and partner firm level acquisitions, and $1.4 million of costs related to the secondary offerings during the nine months ended September 30, 2021.

Intangible amortization increased $24.3 million, or 22.3%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase related to new partner firms was approximately $11.8 million. The balance of the increase of $12.5 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration increased $96.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the probability that certain contingent consideration payments would be achieved increased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in an increase in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $1.7 million, or 18.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to office build-outs at certain partner firms.

Other income (expense)

Interest expense increased $5.3 million, or 16.4%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to higher average outstanding borrowings offset in part by lower average interest rates during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, a loss on extinguishment of borrowings of $6.1 million was recognized in connection with the January 2020 Credit Facility amendment.

Income Tax Expense

Income tax expense decreased $10.5 million, or 63.4% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we recorded tax expense based on an estimated annual effective tax rate of 37.5% and a discrete tax expense of approximately $0.2 million. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC.

Liquidity and Capital Resources

Sources of Liquidity

During the three and nine months ended September 30, 2021, we met our cash and liquidity needs primarily through cash on hand, cash generated by our operations or borrowings under the Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations as well as the Credit Facility, especially for acquisition activities. If our acquisition activity accelerates, we may decide to issue equity either as consideration or in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

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

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of September 30, 2021, we expect that future payments to the TRA holders will be $188.6 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2020 and 2021:

	Nine Months Ended
	September 30,
	2020	2021	$ Change	% Change

	(dollars in thousands)
Cash provided by (used in):
Operating activities	$138,467	$237,848	$99,381	71.8%
Investing activities	(82,158)	(310,595)	(228,437)	*
Financing activities	(78,692)	649,664	728,356	*
Cash and cash equivalents—end of period	42,655	642,207	599,552	*

________________________________________

*Not meaningful

Operating Activities

Net cash provided by operating activities includes net income adjusted for non-cash expenses such as intangible amortization, depreciation and other amortization, amortization of debt financing costs, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, other non-cash items and changes in cash resulting from changes in operating assets and liabilities. Operating assets and liabilities include receivables from our clients, prepaid expenses and other assets, accounts payable and accrued expenses, deferred revenues and other assets and liabilities.

Net cash provided by operating activities increased $99.4 million or 71.8% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily related to an increase in adjustments to reconcile net income of $122.0 million, due primarily to an increase in non-cash changes in fair value of estimated contingent consideration, intangible amortization and non-cash equity compensation expense, offset in part by a decrease in loss on extinguishment of borrowings and deferred taxes and other non-cash items, and an increase in operating assets and liabilities of $9.2 million. The increase in adjustments to reconcile net income and operating assets and liabilities were offset in part by a decrease in net income of $31.8 million.

Investing Activities

Net cash used in investing activities increased $228.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to an increase of $217.3 million in cash paid for acquisitions and contingent consideration, and investment and other, net of $17.2 million during the nine months ended September 30, 2021 (see Note 15 to the unaudited condensed consolidated financial statements). The investment and other, net of $17.2 million was net of $1.9 million in proceeds associated with the sale of a customer list.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 increased $728.4 million compared to nine months ended September 30, 2020. The increase was primarily due to an increase in net borrowings under the Credit Facility of $769.0 million due to the amended and expanded First Lien Term Loan of which $650.0 million was borrowed in July 2021 (see Note 7 to the unaudited condensed consolidated financial statements), offset in part by an increase in contingent consideration paid of $22.7 million, an increase in distributions for unitholders of $10.6 million and payments in connection with tax receivable agreements of $4.4 million during the nine months ended September 30, 2021 compared to September 30, 2020.

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

	Trailing 4-Quarters Ended September 30,
	2020	2021

	(in thousands)
Net cash provided by operating activities (1)	$203,321	$310,742
Purchase of fixed assets	(17,405)	(13,218)
Distributions for unitholders	(21,181)	(33,083)
Payments under tax receivable agreements	—	(4,423)
Adjusted Free Cash Flow	$164,735	$260,018

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended September 30, 2020 was $0.8 million, $8.3 million, $16.4 million and $3.8 million, respectively, totaling $29.3 million for the trailing 4-quarters ended September 30, 2020. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended September 30, 2021 was $2.4 million, $5.3 million, $11.6 million and $20.4 million, respectively, totaling $39.7 million for the trailing 4-quarters ended September 30, 2021. See Note 6 to our unaudited condensed consolidated financial statements for additional information.

Contractual Obligations

Other than noted below under Credit Facilities, there have been no material changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Credit Facilities

As of September 30, 2021, our Credit Facility consisted of a $2.3 billion first lien term loan (“First Lien Term Loan) and a $650.0 million First Lien Revolver.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At September 30, 2021, our First Lien Leverage Ratio was 3.54:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $458.6 million at September 30, 2021. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2020. Based on the excess cash flow calculation for the year ended December 31, 2020, no contingent principal payments are required to be made in 2021.

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

At September 30, 2021, outstanding stated value borrowings under the Credit Facility were approximately $2.3 billion. The weighted-average interest rate for outstanding borrowings was approximately 3% for the nine months ended September 30, 2021. As of September 30, 2021, the First Lien Revolver available unused commitment line was $642.4 million. At September 30, 2021, we had outstanding letters of credit in the amount of $7.6 million bearing interest at an annual rate of approximately 2%.

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

In summary, at September 30, 2021, $850.0 million or approximately 38% of borrowings under the First Lien Term Loan have been swapped from a variable interest rate to a fixed interest rate resulting in a weighted average interest rate on these borrowings of approximately 2.62%, inclusive of the 2.0% LIBOR spread.

Critical Accounting Policies

As of September 30, 2021, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the nine months ended September 30, 2021, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

During the three and nine months ended September 30, 2021, our revenues were negatively impacted by the effects of Covid-19 on a portion of our non-market correlated revenues derived from family office type services for clients in the entertainment industry and relate to live events. The cancellation of events and the general slowdown of other entertainment activities will impact a portion of our non-market correlated revenues in subsequent periods. We anticipate that the ongoing cancellations of live events and slowdown of other entertainment activities will persist through the remaining reporting period in 2021. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements in March and April 2020 to manage interest rate exposure in connection with our variable interest rate borrowings. As of September 30, 2021, we had total stated value borrowings outstanding under our Credit Facility of approximately $2.3 billion. At September 30, 2021, interest payments associated with $850.0 million of these borrowings was effectively converted to a fixed rate through the use of interest rate swaps and interest on the remaining borrowings remained subject to variable rates based on LIBOR. If LIBOR based interest rates were higher by 1.0% throughout the nine months ended September 30, 2021, our interest expense would have increased by approximately $7.4 million.

Our outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate. LIBOR is expected to be replaced by an alternative in 2023. While we expect any such alternative to be a reasonable replacement for LIBOR, at this time we cannot predict the implications of the use of such a new benchmark on the interest rates we pay.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the Covid-19 pandemic. We are continually monitoring and assessing the Covid-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, involved in various legal claims and regulatory matters arising out of our operations in the normal course of business. A partner firm has settled most of the investor demands related to a private fund (that held approximately $28 million in client assets) during the three months ended September 30, 2021. We have notified our insurance carriers of the matter. After consultation with legal counsel, we do not believe that the resolutions of any such matters we are currently involved in, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows. However, we can provide no assurance that any pending or future matters will not have a material effect on our financial condition, results of operations or cash flows in future reporting periods.

From time to time, we and our partner firms receive requests for information from governmental authorities. For example, we recently received an inquiry from the SEC asking us to provide materials principally related to policies, procedures and communications concerning Adjusted Net Income, a non-GAAP financial measure, which was disaggregated in the third quarter of 2020 to separate certain tax adjustments, in response to earlier comments from the SEC. We are cooperating with this inquiry and intend to continue to cooperate with all governmental authorities. While we are unable to determine the ultimate outcome of any matter, we believe that the resolution of all current governmental inquiries will not have a material impact on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we also issued an aggregate of 453,567 shares of our Class A common stock and retired 418,669 shares of our Class B common stock and 50,000 incentive units in Focus LLC and acquired 453,567 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

During the three months ended September 30, 2021, Focus LLC issued 64,706 common units and we issued a corresponding number of shares of Class B common stock in connection with a contingent consideration payment.

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
10.1

Amendment No. 8 to First Lien Credit Agreement, dated as of July 1, 2021, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent, and each new term loan lender party thereto.(2)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document.
*	Filed or furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8 K (File No. 001-38604) filed with the SEC on July 1, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FOCUS FINANCIAL PARTNERS INC.

Date: November 4, 2021	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)