Form 10-K
period 2021-12-31
Focus Financial Partners Inc.
filed 2022-02-17
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Class A common stock held by non-affiliates was $2,521,712,832 on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 14, 2022, the registrant had 65,320,124 shares of Class A common stock and 11,626,814 shares of Class B common stock outstanding.

Documents incorporated by reference:

The registrant’s definitive proxy statement relating to the annual meeting of shareholders (to be held May 26, 2022) will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2021 and is incorporated by reference in Part III to the extent described herein.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K (this “Annual Report”) may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” “continue,” “will” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Part I, Item 1A, Risk Factors.” Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	fluctuations in wealth management fees;
●	our reliance on our partner firms and the principals who manage their businesses;
●	our ability to make successful acquisitions;
●	unknown liabilities of or poor performance by acquired businesses;
●	harm to our reputation;
●	our inability to facilitate smooth succession planning at our partner firms;
●	our inability to compete;
●	our reliance on key personnel and principals;
●	our inability to attract, develop and retain talented wealth management professionals;
●	our inability to retain clients following an acquisition;
●	our reliance on key vendors;
●	write down of goodwill and other intangible assets;
●	our failure to maintain and properly safeguard an adequate technology infrastructure;
●	cyber-attacks and other disruptions;
●	our inability to recover from business continuity problems;
●	inadequate insurance coverage;
●	impact of the novel coronavirus (“Covid-19”) outbreak on our business;
●	the termination of management agreements by management companies;
●	our inability to generate sufficient cash to service all of our indebtedness or our ability to access additional capital;
●	the failure of our partner firms to comply with applicable U.S. and non-U.S. regulatory requirements and the highly regulated nature of our business;
●	worsening economic conditions, including inflation, in the United States or internationally;

●	wars or other geopolitical conflict;
●	changes to laws and regulations;
●	legal proceedings, governmental inquiries; and
●	other factors discussed in this Annual Report.

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

GLOSSARY

The following terms are used throughout this Annual Report:

Base Earnings. This is a percentage of the estimated operating cash flow earnings before partner compensation (i.e., Target Earnings) upon which we apply a multiple to determine acquisition prices. We retain a preferred position in Base Earnings.

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

PART I

Unless otherwise indicated or the context requires, all references to “we,” “us,” “our,” the “Company,” and “Focus Inc,” refer to Focus Financial Partners Inc. and its consolidated subsidiaries. “Focus LLC” refers to Focus Financial Partners, LLC, a Delaware limited liability company and a consolidated subsidiary of ours.

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

Item 1. Business

Corporate Structure

Focus Inc. is a holding company whose most significant asset is a membership interest in Focus LLC. Focus LLC directly or indirectly owns all of the outstanding equity interests in our partner firms. Focus Inc. is the sole managing member of Focus LLC and is responsible for all operational, management and administrative decisions of Focus LLC. Subject to certain restrictions, unitholders of Focus LLC (other than Focus Inc. and any of its subsidiaries) may receive shares of our Class A common stock pursuant to the exercise of an exchange right or a call right.

Our Company

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment adviser (“RIA”) industry, with a footprint of over 80 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating as part of a scaled business model with aligned economic interests, while retaining their entrepreneurial culture and independence.

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

Value-Add Services:

Empower our partner firms through collaboration on strategy, growth and acquisition opportunities, marketing, technology and operational expertise, access to best practices and cash and credit solutions. Provide access to world class intellectual resources and capital to fund expansion and acquisitions.

We were founded by entrepreneurs and began revenue-generating and acquisition activities in 2006. Since that time, we have:

●	created a partnership of over 80 partner firms, the substantial majority of which are RIAs registered with the Securities and Exchange Commission (the “SEC”) pursuant to the Investment Advisers Act of 1940 (the “Advisers Act”);

●	built a business with revenues of $1.8 billion for the year ended December 31, 2021;
●	increased revenues at a compound annual growth rate of 33.2% since 2006;
●	established an attractive revenue model whereby in excess of 95% of our revenues for the year ended December 31, 2021 were fee-based and recurring in nature;
●	built a partnership currently comprised of over 5,000 wealth management-focused principals and employees; and
●	established a national footprint across the United States and an international presence with partner firms in Australia, Canada and the United Kingdom.

We are in the midst of a fundamental shift in the growing wealth management services industry. The delivery of wealth management services is moving from traditional brokerage, commission-based platforms to a fiduciary, open-architecture and fee-based structure. This shift has resulted in a significant transfer of client assets and wealth management professionals from traditional brokerage, commission-based platforms to independent wealth management practices. We believe that our leading partnership of independent, fiduciary wealth management firms positions us to benefit from these trends.

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

Value-Added Services

We have a team of approximately 100 professionals who support our partner firms by providing value added services, including marketing and business development support; human resources support, including adviser coaching and development and structuring compensation and incentive models, career path planning and succession planning advice, recruiting and talent management, operational and technology expertise, cash and credit solutions, trust services, insurance solutions, valuation solutions, legal and regulatory support and providing negotiating leverage with vendors. Our value added services also include access to our M&A expertise, which facilitates acquisition opportunities for our partner firms through a proactive outreach program, structuring, executing and funding transactions and providing guidance to partner firms to facilitate their integration into our partnership as well as integration of mergers they execute. We assign a relationship leader to each partner firm who is responsible for coordinating our value added services to assist that partner firm in accelerating its growth. Our partner firms also have access to our intellectual expertise and partner firm network, which ultimately enhance their operations, enabling them to better serve their clients.

Some of our key value-added services are described in detail below.

Marketing and Business Development. We offer marketing and business development coaching to our partner firms on topics including referral programs, revenue enhancement measures, communications, website and social media, brand strategy and public relations support. Our marketing team works closely with each of our partner firms to understand their unique value proposition and help them better market themselves to their clients and their centers of influence, including accounting and law firms who serve as potential referral sources. To further support our partner firms, we hold a minority investment in Financial Insight Technology, Inc. (known as SmartAsset), a New York-based fintech company that connects prospective clients with financial advisers and provides tools to help individuals make more informed financial decisions.

Talent Management. We support the mentoring of next generation talent at each of our partner firms through continuous coaching programs that we organize and execute. These programs emphasize key learnings gained from observing top talent across our organization, allowing our firms to benefit from best practices across our talent pool. We also help our partner firms recruit new talent, helping them to grow and enhance their businesses through the addition of experienced advisors and other professionals.

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

Insurance Solutions. Through Focus Risk Solutions we have created a network of third-party insurance brokers who can facilitate a competitive array of insurance solutions through their relationships with established insurance carriers. These solutions enable our partner firms to proactively help their clients with risk management in various lines of insurance, including life, health, and property and casualty.

Trust Services. Through Focus Fiduciary Solutions we have created a network of third-party advisor-coordinated, independent trustees who have the scale and expertise to meet the diverse needs of our partners firms’ clients and can do so at highly competitive pricing. We work on a consultative basis with our partners to help them explore and develop service offerings for their clients.

Legal and Regulatory Support. We have an experienced team of legal professionals in place to help support our partner firms in fulfilling their regulatory responsibilities by providing subject matter guidance and expertise. We also assist our partner firms in negotiating and drafting acquisition and other agreements. We also have relationships with numerous high quality law firms and compliance consultants that can assist our partner firms create, implement and maintain a robust compliance environment.

Sharing of Best Practices / Collaboration with Other Partner Firms. Our partner firms have access to networking opportunities, best practices roundtable discussions and training seminars. We offer offsite and virtual meetings, seminars and other forums for partner firms to learn and adopt best practices. We host partners meetings where wealth management professionals from our partner firms have opportunities to collaborate and share ideas. In addition, we host periodic summits for chief investment officers, chief compliance officers, chief operating officers, chief financial officers and chief marketing officers, where our partner firms can share specialized expertise and business development practices. Our partner firms are also encouraged to share best practices regularly in order to enhance their collective ability to better serve their clients.

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

Our unique value proposition, differentiated partnership model and track record have allowed us to grow and enhance our leadership position in the independent wealth management industry.

We are highly selective in choosing our partner firms and conduct extensive financial, legal, regulatory, tax, operational and business due diligence. We evaluate a variety of criteria including the quality of the wealth management professionals, client characteristics, historical revenues and cash flows, the recurring nature of the revenues, compliance policies and procedures and the alignment of interests between the wealth management professionals and their clients. We focus on firms with owners who are committed to the long-term management and growth of their businesses.

With limited exceptions, our partner firm acquisitions have been structured as acquisitions of substantially all of the assets of the firm we chose to partner with but only a portion of the underlying economics in order to align the principals’ interests with our own objectives. To determine the acquisition price, we first estimate the operating cash flow of the business based on current and projected levels of revenue and expense, before compensation and benefits to the selling principals or other individuals who become principals. We refer to the operating cash flow of the business as Earnings Before Partner Compensation (“EBPC”), and to this EBPC estimate as Target Earnings (“Target Earnings”). In economic terms, we typically purchase 40% to 60% of the partner firm’s EBPC. The purchase price is a multiple of the corresponding percentage of Target Earnings and may consist of cash or a combination of cash and equity, and the right to receive contingent consideration. We refer to the corresponding percentage of Target Earnings on which we base the purchase price as Base Earnings (“Base Earnings”). Under a management agreement between our operating subsidiary and the management company and the principals, the management company is entitled to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Through the management agreement, we create downside earnings protection for ourselves by retaining a preferred position in Base Earnings.

Since 2006, when we began revenue-generating and acquisition activities, we have grown to a partnership with over 80 partner firms. Acquisitions of partner firms to date have been structured as illustrated below, with limited exceptions. Subsidiary mergers at the partner firm level and acquisitions in foreign jurisdictions have been structured differently, and we expect some differences in the future depending on legal and tax considerations.

(1)	Focus LLC forms a wholly owned subsidiary.
(2)	In exchange for cash or a combination of cash and equity and the right to receive contingent consideration, the new operating subsidiary acquires substantially all of the assets of the target firm, which is owned by the selling principals, and becomes the new operating subsidiary of Focus.
(3)	The selling principals form a management company. In addition to the selling principals, the management company may include non-selling principals who become newly admitted in connection with the acquisition or thereafter.
(4)	The new operating subsidiary, the principals and the management company enter into a management agreement which typically has an initial term of six years subject to automatic renewals for consecutive one-year terms, unless earlier terminated by either the management company or us in certain limited situations. Under the management agreement, the management company is entitled to management fees typically consisting of all future EBPC of the new operating subsidiary in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Pursuant to the management agreement, the management company provides the personnel who lead the day-to-day operations of the new operating subsidiary. Through the management agreement, we create downside protection for ourselves by retaining a preferred position in each partner firm’s Base Earnings.

In connection with a typical acquisition, we enter into an acquisition agreement with the target firm and its selling principals pursuant to which we purchase substantially all of the assets of the target firm. The purchase price is a multiple of Base Earnings, which is a percentage of Target Earnings. The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The contingent consideration for acquisitions of new partner firms is generally paid over a six-year period upon the satisfaction of specified growth thresholds in years three and six. These growth thresholds are typically tied to the compound annual growth rate (“CAGR”) of the partner firm’s earnings. Such growth thresholds can be set annually or for different time frames as well, for example, annually over a six-year period. The contingent consideration for acquisitions made by our partner firms is paid upon the satisfaction of specified financial thresholds. These thresholds are typically tied to revenue as adjusted for certain criteria or other operating metrics, based on the retention or growth of the business acquired. These arrangements may result in the payment of additional purchase price consideration to the sellers for periods following the closing of an acquisition. Contingent consideration payments are typically payable in cash and, in some cases, equity.

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

Acquisitions by Our Partner Firms

We are instrumental to, and support the acquisition of, wealth management practices and customer relationships by our partner firms to further expand their businesses. Partner firms pursue acquisitions for a variety of reasons, including geographic expansion, acquisition of new talent and/or specific expertise and succession planning. Acquisitions by our partner firms allow them to add new talent and services to better support their client base while simultaneously capturing synergies from the acquired businesses. We believe there are currently over 5,000 firms in the United States that are suitable targets for our partner firms. We have an experienced team of professionals with deep industry relationships to assist in identifying potential acquisition targets for our partner firms. Through our proprietary in-house sourcing effort, we frequently identify acquisition opportunities for our partner firms. Additionally, many of our partner firms are well known in the industry and have developed extensive relationships. In recent years, principals and employees of our partner firms have identified attractive merger candidates, and we believe this trend will continue as our partner firms continue to build scale.

In addition to sourcing opportunities, we are actively involved through each stage of the process to provide legal, financial, tax, compliance and operational expertise to guide our partner firms through the acquisition due diligence process and execution. We provide the funding for acquisitions in the same manner that a parent company would typically fund acquisitions by its subsidiaries.

Our partner firms typically acquire substantially all of the assets of a target firm for cash or a combination of cash and equity and the right to receive contingent consideration. In certain situations, when the acquisition involves a merger with a corporation, and the consideration includes our Class A common stock, Focus Inc. may purchase all of the equity of a target firm and then contribute the assets to our partner firm. In certain instances, our partner firms may acquire only the customer relationships. At the time a partner firm consummates an acquisition, we typically amend our management agreement with the partner firm to adjust Base Earnings and Target Earnings to reflect the projected post acquisition EBPC of the partner firm.

Our partner firms completed 28 transactions in 2019, 18 transactions in 2020 (including 4 transactions completed by Connectus) and 24 transactions in 2021 (including 8 transactions completed by Connectus). With our approval and support, our partner firms may choose to merge with each other as well. Consolidation of our existing partner firms leads to efficiencies and incremental growth in our cash flows.

Acquisitions Through Connectus

Connectus has wealth advisory subsidiaries in the United States, Australia, Canada and the United Kingdom. It was launched through a partner firm that joined us in 2007 and subsequently expanded in the United States, Australia, Canada and the United Kingdom. Connectus completed 4 transactions in 2020 and 8 transactions in 2021. We expect that Connectus’ international footprint will expand further. Connectus is designed for founders and teams of wealth management practices who want to continue managing their client relationships and maintaining their boutique cultures under their own brand names, while gaining the operational efficiencies of shared infrastructure and other services provided by Connectus. Connectus offers integrated technology, investment support and centralized services, including compliance, accounting and talent management. Connectus also provides marketing capabilities to support business expansion through lead generation and organic growth programs. Through us, Connectus advisers gain a strategic growth partner with specialized capabilities. They benefit from our global scale and extensive network of partner firms, continuity planning expertise and client solutions.

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

Lift Outs of Established Wealth Management Professionals

From time to time, partner firms hire individuals or wealth management teams from traditional brokerage firms and wirehouses, or through Focus Independence, we offer such individuals or teams the opportunity to establish their own independent wealth management firms and ultimately join our partnership as a new partner firm. If joining as a new partner firm, we typically enter into an option agreement, which provides us with the option to acquire substantially all of the assets of a new RIA that such teams managed after their resignation from the brokerage firm or wirehouse approximately 12 to 13 months from such resignation date.

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

We currently have over 80 partner firms. All of our partner firm acquisitions have been paid for with cash or a combination of cash and equity and the right to receive contingent consideration. We have to date, with limited exceptions, acquired substantially all of the assets of the firms we choose to partner with and have assumed only post-closing contractual obligations, not any material existing liabilities.

The following is a list of our partner firms as of February 17, 2022:

			Joined through	Acquisition(s)
		Partner	Focus	Completed by
	Partner Firm	Firm Since	Independence	Partner Firm
2006
1	StrategicPoint	January
2	HoyleCohen	May		√
2007
3	Sentinel Benefits & Financial Group	January		√
4	Buckingham	February		√
5	Benefit Financial Services Group	March		√
6	JFS Wealth Advisors	August		√
7	Connectus Wealth Advisers (1)	September		√
8	GW & Wade	September		√
2008
9	Greystone	April		√
10	WESPAC	July
2009
11	Joel Isaacson & Co.	November
12	Coastal Bridge Advisors	December	√	√
2010
13	Pettinga	December
2011
14	Sapient Private Wealth Management	September	√	√
15	The Colony Group	October		√
16	LVW Advisors	October	√	√
2012
17	Vestor Capital	October		√
18	Merriman	December		√
19	The Portfolio Strategy Group	December
2013
20	LaFleur & Godfrey	August		√
21	Telemus Capital	August		√
2014
22	Summit Financial	April	√	√
23	Flynn Family Office	June		√
24	Gratus Capital	October		√
25	Strategic Wealth Partners	November		√
2015
26	IFAM Capital	February	√
27	Dorchester Wealth Management	April		√
28	The Fiduciary Group	April
29	Quadrant Private Wealth	July	√	√
30	Relative Value Partners	July		√
31	Fort Pitt Capital Group	October		√
32	Patton Albertson Miller Group	October		√
2016
33	Douglas Lane & Associates	January
34	Kovitz Investment Group Partners	January		√
35	Waddell & Associates	April
36	Transform Wealth	April		√
37	GYL Financial Synergies	August	√	√
38	XML Financial Group	October	√	√
2017
39	Crestwood Advisors	January		√
40	CFO4Life	February		√
41	One Charles Private Wealth	February	√	√
42	Bordeaux Wealth Advisors	March
43	Gelfand, Rennert & Feldman	April		√
44	Lake Street Advisors	April
45	Financial Professionals	May
46	SCS Financial Services	July		√
47	Brownlie & Braden	July
48	Eton Advisors	September
2018

			Joined through	Acquisition(s)
		Partner	Focus	Completed by
	Partner Firm	Firm Since	Independence	Partner Firm
49	Cornerstone Wealth	January	√
50	Fortem Financial	February	√
51	Bartlett Wealth Management	April		√
52	Campbell Deegan Financial	April	√
53	Nigro, Karlin, Segal, Feldstein & Bolno (NKSFB)	April		√
54	TrinityPoint Wealth	May	√	√
55	Asset Advisors Investment Management	July
56	Edge Capital Group	August
57	Vista Wealth Management	August		√
2019
58	Altman, Greenfield & Selvaggi	January
59	Prime Quadrant	February
60	Foster, Dykema & Cabot	March
61	Escala Partners	April		√
62	Sound View Wealth Advisors	April	√
63	Williams Jones	August
2020
64	Nexus Investment Management	February
65	Mediq Financial Services	May
66	TMD Wealth Management	October		√
67	InterOcean Capital	October
68	Seasons of Advice	November
69	CornerStone Partners	December
70	Fairway Wealth Management	December
71	Kavar Capital Partners	December
2021
72	Hill Investment Group	March
73	Prairie Capital Management	April
74	Rollins Financial	April
75	ARS Wealth Advisors	July
76	Badgley Phelps Wealth Managers	August
77	Ancora Holdings	October
78	Sonora Investment Management	October
79	Cardinal Point	November
80	Ullmann Wealth Partners	December
81	Mosaic Family Wealth	December
82	Alley Company	December
83	Cassaday & Company	December
84	Provident Financial Management (2)	December

(1)	Atlas Private Wealth was the initial anchor firm of Connectus Wealth Advisors.
(2)	On December 31, 2021, we acquired Provident Financial Management and London & Co., immediately upon the closing of the acquisitions, the resepective businesses were combined under Provident Financial Management.

The following shows certain of the value-added services we have provided to our partner firms through February 17, 2022:

Value‑Added Services
Operational
		Marketing and	and	Legal and
		Business	Technology	Compliance	Talent	Succession
	Partner Firm	Development	Enhancements	Support	Management	Planning
1	StrategicPoint	√	√	√	√	√
2	HoyleCohen	√	√	√	√	√
3	Sentinel Benefits & Financial Group	√	√	√	√	√
4	Buckingham	√	√	√	√	√
5	Benefit Financial Services Group	√	√	√	√	√
6	JFS Wealth Advisors	√	√	√	√	√
7	Connectus Wealth Advisers (1)	√	√	√	√	√
8	GW & Wade	√	√	√	√	√
9	Greystone		√	√	√	√
10	WESPAC		√	√	√	√
11	Joel Isaacson & Co.	√	√	√	√	√
12	Coastal Bridge Advisors	√	√	√	√	√
13	Pettinga	√	√	√	√	√
14	Sapient Private Wealth Management	√	√	√	√	√
15	The Colony Group	√	√	√	√	√
16	LVW Advisors	√	√	√	√	√
17	Vestor Capital	√	√	√	√	√
18	Merriman	√	√	√	√	√
19	The Portfolio Strategy Group	√	√	√	√	√
20	LaFleur & Godfrey	√	√	√	√	√
21	Telemus Capital	√	√	√	√	√
22	Summit Financial	√	√	√	√	√
23	Flynn Family Office		√	√	√
24	Gratus Capital	√	√	√	√	√
25	Strategic Wealth Partners	√	√	√	√	√
26	IFAM Capital	√	√	√	√	√
27	Dorchester Wealth Management	√	√	√	√	√
28	The Fiduciary Group	√	√	√	√	√
29	Quadrant Private Wealth	√	√	√	√	√
30	Relative Value Partners	√	√	√	√	√
31	Fort Pitt Capital Group	√	√	√	√	√
32	Patton Albertson Miller Group	√	√	√	√	√
33	Douglas Lane & Associates	√	√	√	√	√
34	Kovitz Investment Group Partners	√	√	√	√	√
35	Waddell & Associates	√	√	√	√	√
36	Transform Wealth	√	√	√	√	√
37	GYL Financial Synergies	√	√	√	√	√
38	XML Financial Group	√	√	√	√	√
39	Crestwood Advisors	√		√	√	√
40	CFO4Life	√	√	√	√	√
41	One Charles Private Wealth	√	√	√	√	√
42	Bordeaux Wealth Advisors	√	√	√	√	√
43	Gelfand, Rennert & Feldman	√	√	√	√	√
44	Lake Street Advisors	√	√	√	√	√
45	Financial Professionals	√	√	√	√	√
46	SCS Financial Services	√	√	√	√	√
47	Brownlie & Braden	√	√	√	√	√
48	Eton Advisors	√	√	√	√	√
49	Cornerstone Wealth	√	√	√	√	√
50	Fortem Financial	√	√	√	√
51	Bartlett Wealth Management	√	√	√	√	√
52	Campbell Deegan Financial			√	√
53	Nigro, Karlin, Segal, Feldstein, & Bolno (NKSFB)	√	√	√	√	√
54	TrinityPoint Wealth	√	√	√	√	√

Value‑Added Services
Operational
		Marketing and	and	Legal and
		Business	Technology	Compliance	Talent	Succession
	Partner Firm	Development	Enhancements	Support	Management	Planning
55	Asset Advisors Investment Management	√	√	√	√
56	Edge Capital Group	√	√	√	√
57	Vista Wealth Management	√	√	√	√	√
58	Altman, Greenfield & Selvaggi	√	√	√	√
59	Prime Quadrant	√	√	√	√	√
60	Foster, Dykema & Cabot	√	√	√	√	√
61	Escala Partners	√	√	√	√	√
62	Sound View Wealth Advisors	√	√	√
63	Williams Jones		√	√	√
64	Nexus Investment Management		√	√	√	√
65	Mediq Financial Services	√		√
66	TMD Wealth Management		√	√	√	√
67	InterOcean Capital		√	√		√
68	Seasons of Advice	√	√	√
69	CornerStone Partners			√		√
70	Fairway Wealth Management		√	√	√
71	Kavar Capital Partners		√	√
72	Hill Investment Group		√	√
73	Prairie Capital Management		√	√
74	Rollins Financial		√	√
75	ARS Wealth Advisors			√
76	Badgley Phelps Wealth Managers			√	√	√
77	Ancora Holdings	√		√
78	Sonora Investment Management	√		√	√
79	Cardinal Point		√	√	√
80	Ullmann Wealth Partners			√
81	Mosaic Family Wealth			√
82	Alley Company			√
83	Cassaday & Company			√
84	Provident Financial Management (2)			√
(1)	Atlas Private Wealth was the initial anchor firm of Connectus Wealth Advisors.
(2)	On December 31, 2021, we acquired Provident Financial Management and London & Co., immediately upon the closing of the acquisitions, the resepective businesses were combined under Provident Financial Management.

Our partner firms are primarily located in the United States. Outside of the United States, we have three partner firms, Escala Partners, Financial Professionals and MEDIQ Financial Services, in Australia, four partner firms, Dorchester Wealth Management, Prime Quadrant, Nexus Investment Management and Cardinal Point, in Canada and one partner firm, Greystone, in the United Kingdom. Our partner firm Connectus also has locations in Australia, Canada and the United Kingdom. The following table shows our domestic and international revenues for the years ended December 31, 2019, 2020 and 2021:

	Year Ended December 31,
	2019		2020		2021

	(dollars in thousands)
Domestic revenue	$1,170,169	96.0%	$1,291,630	94.9%	$1,691,345	94.1%
International revenue	48,172	4.0%	69,689	5.1%	106,606	5.9%
Total revenue	$1,218,341	100.0%	$1,361,319	100.0%	$1,797,951	100.0%

The maps below show the locations of our partner firms as of February 17, 2022. The majority of our partner firms operate multiple offices.

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

We and our partner firms devote substantial time and effort to remaining current on, and addressing, regulatory and compliance matters. Each of our registered partner firms has its own chief compliance officer or other senior officer responsible for compliance and has established a compliance program to help detect and prevent compliance violations.

While the chief compliance officers at our partner firms are principally responsible for maintaining their respective compliance programs and for tailoring them to the specifics of their partner firms’ businesses, we have an experienced team of legal professionals in place at the holding company to support our partner firms in fulfilling their regulatory responsibilities by providing additional guidance and expertise. We collaborate with each of our registered partner firms in its completion of an annual compliance risk assessment, which is conducted by an outside law firm or a compliance consulting firm. We also engage third-party firms to conduct periodic cybersecurity audits and help coordinate completion of certain other employee training. We also monitor how our partner firms address risk assessment recommendations and regulatory exam findings. We also work with our partner firms to assist them in identifying qualified legal and compliance advisers by leveraging our extensive relationships.

Competition

The wealth management industry is very competitive. We compete with a broad range of wealth management firms, including public and privately held investment advisers, traditional brokerage firms and wirehouses, firms associated with securities broker-dealers, financial institutions, private equity firms, asset managers and insurance companies. We believe that important factors affecting our partner firms’ ability to compete for clients include the ability to attract and retain key wealth management professionals, investment performance, wealth management fee rates, the quality of services provided to clients, the depth and continuity of client relationships, adherence to the fiduciary standard and reputation.

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

Human Capital

As of December 31, 2021, we had over 4,400 employees, approximately 100 of whom were employed at the holding company. Additionally, as of December 31, 2021, there were over 600 management company principals that oversaw partner firms and were not our employees.

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

For additional information on our human capital programs and initiatives, please see our “Policy on Human Rights, Human Capital Development and Information Protection” available in the Sustainability section of the Investor Relations page of our website, www.focusfinancialpartners.com.

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

Regulatory Environment

Existing Regulation

Most of our partner firms are subject to extensive regulation in the United States. In addition, some of our partner firms are subject to extensive regulation in Australia, Canada and the United Kingdom, as applicable, and an entity in which we hold a minority interest is subject to extensive regulation in other jurisdictions as well, such as Switzerland and Singapore. In the United States, our wealth management partner firms are subject to regulation primarily at the federal level, including regulation by the SEC under the Advisers Act, by the U.S. Department of Labor (the “DOL”) under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and by the SEC and the Financial Industry Regulatory Authority (“FINRA”) for our partner firm subsidiaries that are broker-dealers. Our partner firms may also be subject to regulation by state regulators for insurance and several other aspects of our partner firms’ activities. Outside of the United States, Escala, Financial Professionals and MEDIQ are primarily regulated by the Australian Securities & Investments Commission (“ASIC”); Dorchester, Prime Quadrant, Nexus Investment Management and Cardinal Point are primarily regulated by the securities regulators of Canada’s provinces; and Greystone is primarily regulated by the Financial Conduct Authority in the United Kingdom. Connectus’ operations are regulated by the U.S., U.K., Canada and Australia regulators mentioned above.

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

Certain of our partner firms, with the assistance of certain of our subsidiaries, deploy value-added services to clients in areas such as lending, cash management, valuation, trust and fiduciary services, and insurance. These partner firms and other subsidiaries are subject to additional regulation in the applicable areas to varying degrees.

Additional Regulatory Reform

Our partner firms are subject to the numerous regulatory reform initiatives in the United States and in the international jurisdictions where they operate. New laws or regulations, or changes in enforcement of existing laws or regulations, could have a material and adverse impact on the scope or profitability of our partner firms’ business activities or require us and/or our partner firms to change business practices and incur additional costs as well as potential reputational harm.

On December 15, 2020, the DOL adopted a new prohibited transaction exemption that is broadly aligned with the SEC’s rulemaking regarding conduct standards for broker-dealers and investment advisers. The new exemption went into effect on February 16, 2021. Among other things, the new DOL exemption clarified when advice regarding rollovers from ERISA plans could be considered fiduciary advice.

On December 22, 2020, the SEC announced it had finalized reforms under the Advisers Act regarding investment adviser advertisements and payments to solicitors. These new rules will replace the current advertising rule’s broad prohibitions and limitations with principles-based regulation. The new rules also clarify that both cash and non-cash compensation paid to solicitors qualify as compensation for referrals. While initially the impact of these rules appears positive for the business of our partner firms, the ultimate impact will be uncertain until after November 4, 2022, the compliance date for these rules.

In 2019, a Royal Commission in Australia issued recommendations following a lengthy inquiry into misconduct in the banking, superannuation and financial services industry. Many of those recommendations have now become law, with various regulations having gone into effect throughout 2021. Among other things, these regulations have restricted or prevented product issuers from remunerating financial advisory firms who recommend their products to advisory clients and also require product issuers and product distributors to ensure that products are made available only to persons within the target market determined by the product issuer. Additionally, the Australian government will soon concentrate the regulation of financial advisers in the hands of ASIC following the decommissioning of other regulatory bodies. Some of the regulations include a repeal of carve-outs and grandfathering of certain conflicted remuneration prohibitions.

In December 2019, the Canadian Securities Administrators (the “CSA”) adopted amendments to National Instrument 31-103 and its related Companion Policy which impose new heightened requirements on our Canadian partner firms with respect to conflicts of interest, know your client, know your product and suitability obligations. Furthermore, in December 2021, the CSA adopted amendments to National Instrument 33-109 and its related Companion Policy which will provide greater clarity on the information to be submitted by our Canadian partner firms to Canadian securities regulators and will help individuals and firms provide complete and accurate registration information. These amendments are expected to come into force on June 6, 2022.

In addition, in December 2019, our U.K. wealth management partner firms became subject to the new Senior Managers and Certification Regime which provides for additional firm and individual responsibilities and enhanced oversight by the U.K. Financial Conduct Authority. This regime came fully into effect on March 31, 2021. Beginning January 1, 2022, our firms in the U.K. became subject to the new Investment Firms Prudential Regime. The new rules will extend the framework for prudential requirements to consider the potential harm firms pose to clients, consumers and the market. The U.K. is also in the process of promulgating and implementing climate-related rules, some of which are in effect already.

Of the many data privacy and cybersecurity laws being enacted or considered, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020. The CCPA requires certain partner firms to review and enhance their governance regarding the collection and categorizing of certain personal information. They were also required to develop procedures to respond to consumer and employee requests to be informed of their personal information that is collected and to have such information deleted if desired, among other elements. In November 2021, California extended until January 1, 2023 the exemption from the CCPA for information collected by businesses about employees. Further, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”), which, among other things, expands California residents’ rights over the processing of their personal information and creates a dedicated privacy protection agency. The CPRA will become effective on January 1, 2023. Additionally, our U.K. based partner firms are subject to the U.K. Data Protection Act 2018 (“DPA”) which became effective on May 23, 2018 and the U.K. General Data Protection Regulation (“U.K. GDPR”), which became effective on January 1, 2021. The DPA and U.K. GDPR require these partner firms to enhance (over standards applying prior to May 2018) their governance regarding the collection, sharing and use of personal information. For example, specific disclosures are required about how personal information is collected, shared and used, affected individuals are given certain rights to control use of their personal information, and standards are set out relating to data transfers and the security of personal information.

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

Our partner firms may not be able to maintain their current wealth management fee structures.

Our partner firms may not be able to maintain their current wealth management fee structures for any number of reasons, including as a result of poor investment performance, competitive pressures or changes in their mix of wealth management services. In order to maintain their fee structure in a competitive environment, our partner firms must be able to continue to provide clients with services that their clients believe justify their fees. Any decline in fee rates could have an adverse effect on our results of operations and financial condition.

The wealth management industry is very competitive.

We compete for acquisition opportunities and our partner firms compete for clients, advisers and other personnel with a broad range of wealth management firms, including public and privately held investment advisers, traditional brokerage firms and wirehouses, firms associated with securities broker-dealers, financial institutions, private equity firms, asset managers and insurance companies, many of whom have greater resources than we do. The wealth management industry is very competitive, with competition based on a variety of factors, including the ability to attract and retain key wealth management professionals, investment performance, wealth management fee rates, the quality of services provided to clients, the depth and continuity of client relationships and adherence to the fiduciary standard and reputation. A number of factors, including the following, serve to increase the competitive risks of our partner firms: (i) many competitors have greater financial, technical, marketing, name recognition and other resources and more personnel than our partner firms do, (ii) potential competitors have a relatively low cost of entering the wealth management industry, (iii) some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than the investment strategies our partner firms offer, (iv) some competitors charge lower fees for their wealth management services than our partner firms do and (v) some competitors may be able to engage in more widespread marketing activities or may have access to products and services to which our partner firms do not. If we are unable to compete effectively, our results of operations and financial condition may be adversely affected.

Risks Related to Our Operations

Our partner firms’ clients can terminate their client service contracts at any time.

Our partner firms’ clients can generally terminate their client service contracts with us at any time. We cannot be certain that we will be able to retain our existing clients or attract new clients, and these client service contracts and client relationships may be terminated or not renewed for any number of reasons. In particular, poor wealth management service, value-added services or performance of the investment strategies that our partner firms recommend relative to the performance of other wealth management firms could result in the loss of accounts.

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

Our business and the businesses of our partner firms are heavily dependent on our respective reputations.

Our business and the businesses of our partner firms depends on earning and maintaining the trust and confidence of our partner firms and the clients of our partner firms. Our reputation is critical to our business and is vulnerable to threats that may be difficult or impossible to control and costly or impossible to remediate. For example, failure to comply with applicable laws, rules or regulations, errors in our public reports or litigation or the publicity surrounding these events, even if satisfactorily addressed, could adversely impact our reputation, our relationships with our partner firms and the clients of our partner firms and our ability to negotiate acquisitions and partner firm-level acquisitions with wealth management firms, as well as adversely affect our results of operations and financial condition.

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

The operations of Focus Inc. and its partner firms are dependent on its employees and principals. From time-to-time, employees or principals may make mistakes that are not always immediately detected by systems and controls and policies and procedures intended to prevent and detect such errors. These can include calculation errors, errors in processing orders, errors in software implementation, failure to ensure data security, follow processes, patch systems or report issues, failure to follow regulations or internal compliance procedures or errors in judgment. Human errors, even if promptly discovered and remediated, may disrupt operations or result in regulatory fines or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may adversely affect our results of operations and financial condition.

Cyber-attacks and other disruptions could compromise our technology infrastructure which may limit our growth, result in losses or disrupt our business.

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

Although we and our partner firms take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices, and those of third parties on whom we rely, have been subject to and may in the future be vulnerable to cyber-attacks, breaches, unauthorized access, theft, including wire and check fraud, misuse, computer viruses or other malicious code and other events that could have a security impact. Further, our back-up procedures, cyber defenses and capabilities in the event of a failure, interruption or breach of security may not be adequate. If any such events occur, it could jeopardize our, as well as our clients’, employees’ or counterparties’ confidential, proprietary and other sensitive information processed and stored in, and transmitted through, our or third-party computer systems, networks and mobile devices or otherwise cause interruptions or malfunctions in our, as well as our clients’, employees’ or counterparties’ operations. Despite our efforts to ensure the integrity of our systems and networks, it is possible that we may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. As a result, we could experience business disruptions, significant losses, increased costs, reputational harm, regulatory actions or legal liability, any of which could have an adverse effect on our results of operations and financial condition. We may in the future be required to spend significant additional resources to modify existing protective measures or to investigate and remediate vulnerabilities or other exposures, including hiring third-party technology service providers and additional information technology staff. The regulatory framework for data privacy and security worldwide continues to evolve and develop. New, or amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs to implement new or revise processes to comply. Any actual or perceived failure to comply with any such laws, regulations and other obligations could result in fines, penalties or other liability. Additionally, we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.

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

The duration of the Covid-19 outbreak and its ultimate impact on our business remains uncertain.

The transmission of Covid-19 and efforts to contain its spread have resulted in border closings and other travel restrictions and disruptions, disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations and reductions, significant challenges in the healthcare industry and quarantines. With widespread availability of vaccines, the U.S. Centers for Disease Control and Prevention has revised its guidance, travel restrictions have started to lift, and businesses have reopened. However, the Covid-19 pandemic continues to evolve and the extent to which our business will be impacted will depend on various factors beyond our control, including the extent and duration of the impact on economies around the world, the emergence of new variants, and the success of actions to contain the virus and its variants, or treat its impact. Volatility in the U.S. and global financial markets caused by the Covid-19 pandemic is expected to impact our partner firms’ investment strategies and the wealth management fee revenues of our partner firms.

Our market correlated revenues for subsequent periods could be impacted by any negative effects of Covid-19 on the financial markets. Additionally, the cancellation of live events and other entertainment activities have impacted and are expected to continue to impact a portion of our non-market correlated revenues. During the year ended December 31, 2021, our revenues continued to be negatively impacted by the effects of Covid-19 on a portion of our non-market correlated revenues derived from family office type services for clients in the entertainment industry and relate to live events. We anticipate that the cancellations of live events and other entertainment activities will persist in 2022. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted. Furthermore, the effects of Covid-19 may impact the timing and our ability to pursue and make future acquisitions.

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

Our continued success will depend, in part, upon our ability to find suitable firms to acquire, either directly or on behalf of our existing partner firms, our ability to acquire such firms on acceptable terms and our ability to raise the capital necessary to finance such transactions. We compete with banks, outsourced service providers, private equity firms, asset managers and other wealth management and advisory firms to acquire high-quality wealth management firms. Some of our competitors may be able to outbid us for these acquisition targets. If we identify suitable acquisition targets, we may not be able to complete any such acquisition on terms that are commercially acceptable to us. If we are not successful in acquiring suitable acquisition candidates, it may have an adverse effect on our business and on our earnings and revenue growth.

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

Our partner firm Connectus has completed acquisitions of wealth management firms and intends to acquire additional wealth management firms in the future. Connectus is different from our other partner firms in that we have a greater degree of management control over areas other than client service and investment operations. Additionally, Connectus is designed to offer integrated technology, investment support, regulatory compliance support and other centralized services on a countrywide basis. If these centralized services are not adequate, or other unanticipated issues with Connectus arise as it grows, such as inability to find a sufficient number of firms to merge into Connectus or integrate them effectively, then our reputation and our results of operations and financial condition could be adversely impacted.

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

Under the management agreements between our partner firms and the management companies formed by the principals, the management companies provide the personnel who manage the partner firm’s day-to-day operations and oversee the provision of wealth management and other financial services, the implementation of employment policies, the negotiation, execution and delivery of contracts in connection with the management and operation of the partner firm’s business in the ordinary course and the implementation of policies and procedures to facilitate compliance with all applicable laws, rules and regulations. Such individuals also maintain the primary relationships with clients and vendors. As a consequence, we are exposed to losses resulting from day-to-day decisions of the principals who manage our partner firm, and our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of a partner firm, where weaknesses or failures in internal processes or systems could lead to a disruption of the partner firm’s operations, liability to its clients or exposure to disciplinary action. Unsatisfactory performance by the principals could also hinder the partner firms’ ability to grow and could have an adverse effect on our business. Further, there is a risk of reputational harm to us if any of our partner firms, among other things, have engaged in, or in the future were to engage in, poor or non-compliant business practices or were to experience adverse results.

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

At December 31, 2021, we had outstanding borrowings under the Credit Facility of approximately $2.4 billion at stated value. Our ability to make scheduled payments on or to refinance our indebtedness including the Credit Facility, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

Our outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate. 1-, 3-, 6- and 12-month LIBOR are expected to be replaced by the Secured Overnight Financing Rate (“SOFR”) in 2023. While we expect SOFR to be a reasonable replacement for LIBOR, at this time we cannot predict the implications of the use of SOFR on the interest rates we pay.

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

Risks Related to Regulation and Litigation

Our business is highly regulated.

Our partner firms are subject to extensive regulation by various regulatory and self-regulatory authorities in the United States, Australia, Canada and the United Kingdom. One entity in which we hold a minority interest is subject to extensive regulation in other jurisdictions as well, such as Switzerland and Singapore. See “Part I. Item 1, Business—Regulatory Environment.”

Providing investment advice to clients is regulated at both the federal and state level in the United States. Our partner firms are predominantly investment advisers registered with the SEC under the Advisers Act. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Some of our partner firms manage registered and unregistered funds that subject them to additional disclosure and compliance requirements. The failure to comply with the Advisers Act and other securities laws and regulations could cause the SEC to institute proceedings and impose sanctions for violations, including censure or terminating their SEC registrations and could also result in litigation or reputational harm. In addition, our partner firms who are investment advisers are subject to notice filings and the anti-fraud rules of state securities regulators and certain individuals are subject to state registration in many instances under applicable state securities laws.

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

Certain of our partner firms have affiliated SEC-registered broker-dealers. Broker-dealers and their personnel are regulated, to a large extent, by the SEC and self-regulatory organizations, principally FINRA and are subject to regulations which cover all aspects of the securities business. Further, certain of our partner firms have licensed insurance affiliates. State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. Further, we and our partner firms are subject to anti-corruption laws and certain of our firms are subject to anti-money laundering laws in the jurisdictions in which we operate, as well as regulation and enforcement by agencies charged with administering those laws.

Certain of our partner firms, with the assistance of certain of our subsidiaries, deploy value-added services to clients in areas such as lending, cash management, valuation, trust and fiduciary services, and insurance. These partner firms and other subsidiaries are subject to additional regulation in the applicable areas to varying degrees.

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

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.

We are subject to various complex and evolving U.S. federal, state and local and non-U.S. taxes. U.S. federal, state and local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. federal income tax rate applicable to corporations (such as us) from 21%, the imposition of a minimum tax on book income for certain corporations, and the imposition of an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.

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

Our partner firms depend to a large extent on their network of relationships and on their reputation to attract and retain clients. The principals and other wealth management professionals at our partner firms make investment decisions on behalf of clients that could result in substantial losses. If clients suffer significant losses, or are otherwise dissatisfied with wealth management or value-added services, we could be subject to the risk of legal liabilities or actions alleging, breach of fiduciary duties, negligent misconduct, breach of contract, unjust enrichment and/or fraud. Moreover, our partner firms are predominantly U.S. RIAs and have a legal obligation to operate under the fiduciary standard, a heightened standard as compared to the standard of conduct applicable to broker-dealers. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced.

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

Some of our partner firms have affiliated SEC-registered broker-dealers and licensed insurance affiliates, which create conflicts of interests. Certain of our partner firms, with the assistance of certain of our subsidiaries, offer clients value-added services through third-party service providers in exchange for compensation to such partner firms and/or to us, creating a conflict of interest. Certain of our partner firms also have compensation arrangements pursuant to which they receive payments based on client assets invested in certain third-party mutual funds. Such arrangements allow a partner firm to receive payments from multiple parties based on the same client asset and can incentivize a partner firm to act in a manner contrary to the best interests of its clients. As investment advisers subject to a legal obligation to operate under the fiduciary standard, these partner firms must fully disclose any conflicts between their interests and those of their clients. The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and our partner firms have implemented policies and procedures to mitigate conflicts of interest. However, if our partner firms fail to fully disclose conflicts of interest or if their policies and procedures are not effective, they could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our reputation, business and results of operations.

The hiring of certain advisers or acquisitions of newly established RIA firms expose us to litigation risk.

Our partner firms may from time to time hire advisers employed at traditional brokerages and wirehouses or unaffiliated RIA firms. Additionally, our Focus Independence program has typically involved the acquisition of substantially all of the assets of new RIA firms formed by teams of wealth management professionals formerly employed at traditional brokerages and wirehouses. These hirings and acquisitions may expose us to the risk of legal actions alleging misappropriation of confidential information, including client information, unfair competition, and breach of contract. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. We may incur significant legal expenses in defending against litigation commenced by any such brokerage, wirehouse or unaffiliated RIA firm. Substantial legal liability could have an adverse effect on our business, results of operations or financial condition or cause significant reputational harm to us.

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

Investment vehicles affiliated with our private equity investor own a substantial percentage of the voting power of our common stock.

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. As of February 14, 2022, investment vehicles affiliated with Stone Point Capital LLC (together with its affiliates, “Stone Point”) owned approximately 12% of our Class A common stock (representing 9% of the economic interest and 10% of the voting power) and 71% of our Class B common stock (representing 0% of the economic interest and 11% of the voting power).

Stone Point has the right to nominate two members of our board of directors for so long as they maintain certain ownership stakes. The existence of a significant shareholder may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company.

Moreover, this concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of our company.

The interests of our private equity investor may differ from those of our public shareholders.

So long as Stone Point continues to control a significant amount of our common stock, it will continue to be able to strongly influence all matters requiring shareholder approval, regardless of whether or not other shareholders believe that a potential transaction is in their own best interests. In any of these matters, the interests of Stone Point (including its interests, if any, as a TRA holder) may differ or conflict with the interests of our other shareholders. For example, Stone Point may have different tax positions from us which could influence its decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreements, and whether and when Focus Inc. should terminate the Tax Receivable Agreements and accelerate its obligations thereunder; provided that any decision to terminate the Tax Receivable Agreements and accelerate the obligations thereunder would also require the approval of a majority of the disinterested directors of Focus Inc. In addition, the structuring of future transactions may take into consideration Stone Point’s tax or other considerations even where no similar benefit would accrue to us. See “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreements.”

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

In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders, including: (i) prohibiting us from engaging in any business combination with any interested shareholder for a period of three years following the time that the shareholder became an interested shareholder, subject to certain exceptions, (ii) establishing advance notice provisions with regard to shareholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our shareholders, (iii) providing that the authorized number of directors may be changed only by resolution of the board of directors, (iv) providing that all vacancies in our board of directors may, except as otherwise be required, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, (v) providing that our amended and restated certificate of incorporation and amended and restated bylaws may be amended by the affirmative vote of the holders of at least two-thirds of our then outstanding voting stock, (vi) providing for our board of directors to be divided into three classes of directors, (vii) providing that our amended and restated bylaws can be amended by the board of directors, (viii) limitations on the ability of shareholders to call special meetings, (ix) limitations on the ability of shareholders to act by written consent, and (x) renouncing any reasonable expectancy interest that we have in, or right to be offered an opportunity to participate in, any corporate or business opportunities that are from time to time presented to Stone Point directors affiliated with these parties and their respective affiliates.

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

We have approximately 5,600,000 shares of our Class A common stock registered under our registration statements on Form S-8 for additional issuances under our equity incentive plan, that are available for resale in the public market without restriction, subject to the satisfaction of vesting, the requirements of Rule 144 and any other conditions.

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

Item 3. Legal Proceedings

We are, from time to time, involved in various legal claims and regulatory matters arising out of our operations in the normal course of business. A partner firm has settled most of the investor demands related to a private fund (that held approximately $27 million in client assets) during the year ended December 31, 2021. We have notified our insurance carriers of the matter. After consultation with legal counsel, we do not believe that the resolutions of any matters we are currently involved in, individually or in the aggregate, will have a material adverse impact on our financial condition, results of operations or cash flows. However, we can provide no assurance that any pending or future matters will not have a material effect on our financial condition, results of operations or cash flows in future reporting periods.

From time to time, we and our partner firms receive requests for information from governmental authorities. For example, we recently received an inquiry from the SEC asking us to provide materials principally related to policies, procedures and communications concerning Adjusted Net Income, a non-GAAP financial measure, which was disaggregated in the third quarter of 2020 to separate certain tax adjustments in response to earlier comments from the SEC. We are cooperating with this inquiry and intend to continue to cooperate with all governmental authorities. While we are unable to determine the ultimate outcome of any matter, we believe that the resolution of all current governmental inquiries will not have a material impact on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock trades on the Nasdaq Global Select Market under the symbol “FOCS”.

As of February 14, 2022, we had approximately 8 holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in “street” name.

There is no public market for our Class B common stock. As of February 14, 2022, we had 38 holders of record of our Class B common stock.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2021, we issued an aggregate of 1,309,271 shares of Class A common stock and retired 1,293,238 shares of Class B common stock and 24,652 incentive units in Focus LLC and acquired 1,309,271 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

During the three months ended December 31, 2021, we issued 58,657 shares of Class A common stock in connection with an acquisition.

During the three months ended December 31, 2021, Focus LLC issued 381,264 common units and we issued a corresponding number of shares of Class B common stock in connection with an acquisition.

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

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion and analysis of our financial condition and results of operations in conjunction with the historical financial statements and related notes included elsewhere in this Annual Report. The information in this section contains forward-looking statements. Please read “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may differ significantly from the results suggested by these forward-looking statements and from our historical results. Some factors that may cause our results to differ are described in “Part I, Item 1A, Risk Factors.”

Overview

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented RIA industry, with a footprint of over 80 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating as part of a scaled business model with aligned economic interests, while retaining their entrepreneurial culture and independence.

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

Since we began revenue-generating and acquisition activities in 2006, we have created a partnership of over 80 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues of $1.8 billion for the year ended December 31, 2021. For the year ended December 31, 2021, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international presence into Australia, Canada and the United Kingdom.

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

	Year Ended December 31,
	2019		2020		2021
		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$1,149,655	94.4%	$1,286,130	94.5%	$1,717,365	95.5%
Other	68,686	5.6%	75,189	5.5%	80,586	4.5%
Total revenues	$1,218,341	100.0%	$1,361,319	100.0%	$1,797,951	100.0%

During the years ended December 31, 2019, 2020 and 2021, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices and customer relationships by our existing partner firms. In 2019, 2020 and 2021, we completed acquisitions of 6, 7 and 14 partner firms, respectively. In 2019, the new partner firms were Altman Greenfield & Selvaggi, Prime Quadrant, Foster Dykema & Cabot, Escala Partners, Sound View Wealth Advisors and Williams Jones. In 2020, the new partner firms were Nexus Investment Management, MEDIQ Financial Services, InterOcean Capital, Seasons of Advice, CornerStone Partners, Fairway Wealth Management and Kavar Capital Partners. In 2021, the new partner firms were Hill Investment Group, Prairie Capital Management, Rollins Financial, ARS Wealth Advisors, Badgley Phelps Wealth Managers, Ancora Holdings, Sonora Investment Management, Cardinal Point, Ullmann Wealth Partners, Mosaic Family Wealth, Alley Company, Cassaday & Company, Provident Financial Management and London & Co. The new partner firms Provident Financial Management and London & Co. combined their respective businesses in December 2021 and operate as Provident Financial Management.

In 2019, 2020 and 2021, our partner firms completed 28, 18 and 24 transactions, respectively, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification (“ASC”) Topic 805: Business Combinations and asset acquisitions, including four and eight transactions completed by Connectus in 2020 and 2021, respectively.

See Note 4 to our consolidated financial statements for additional information about our acquisitions.

For the year ended December 31, 2021, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. We estimate that approximately 22% of our revenues for the year ended December 31, 2021 were not directly correlated to the financial markets. Of the 78% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the year ended December 31, 2021, we estimate that approximately 66% of such revenues were generated from advance billings. We estimate that approximately 23% of our revenues for the three months ended December 31, 2021 were not directly correlated to the financial markets. Of the 77% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three months ended December 31, 2021, we estimate that approximately 64% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 64% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship. For example, during 2019, 2020 and 2021, the Standard & Poor’s 500 Index had a total return of 31.5%, 18.4% and 28.7%, respectively, and the Barclays U.S. Aggregate Bond Index had a total return for the same periods of 8.7%, 7.5% and (1.5)% respectively. By comparison, for the same periods our organic revenue growth was 15.1%, 7.0% and 24.0%, respectively. For additional information, please read “—How We Evaluate our Business.”

During the year ended December 31, 2021, our revenues continued to be negatively impacted by the effects of Covid-19 on a portion of our non-market correlated revenues derived from family office type services for clients in the entertainment industry and relate to live events. We anticipate that the cancellations of live events and other entertainment activities will persist in 2022. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

Operating Expenses

Our operating expenses consist of compensation and related expenses, management fees, selling, general and administrative expenses, management contract buyout, intangible amortization, non-cash changes in fair value of estimated contingent consideration and depreciation and other amortization expense.

Compensation and Related Expenses

Compensation and related expenses include salaries and wages, including variable compensation, related employee benefits and taxes for employees at our partner firms and employees at the Focus LLC company level. Compensation and related expenses also include non-cash compensation expense, associated with both Focus Inc.’s and Focus LLC’s equity grants to employees and non-employees, including management company principals.

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

We retain a preferred position in Base Earnings. To the extent earnings of an acquired business in any year are less than Base Earnings, in the following year we are entitled to receive Base Earnings together with the prior years’ shortfall before any management fees are earned by the management company.

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

Non-Cash Changes in Fair Value of Estimated Contingent Consideration

We have typically incorporated into our acquisition structure contingent consideration paid to the sellers upon the satisfaction of specified financial thresholds, and the purchase price for a typical acquisition is comprised of a base purchase price and the right to receive such contingent consideration in the form of earn out payments. The contingent consideration for acquisitions of new partner firms is generally paid over a six-year period upon the satisfaction of specified growth thresholds, in years three and six. These growth thresholds are typically tied to the compound annual growth rate (“CAGR”) of the partner firm’s earnings. Such growth thresholds can be set annually or for different time frames as well, for example, annually over a six-year period. The contingent consideration for acquisitions made by our partner firms is paid upon the satisfaction of specified financial thresholds. These thresholds are generally tied to revenue as adjusted for certain criteria or other operating metrics based on the retention or growth of the business acquired. These arrangements may result in the payment of additional purchase price consideration to the sellers for periods following the closing of an acquisition. Contingent consideration payments are typically payable in cash and, in some cases, equity.

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

Business Acquisitions

We completed 31, 21 and 36 business acquisitions during the years ended December 31, 2019, 2020 and 2021, respectively, consisting of both new partner firms and acquisitions by our partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The base purchase price typically consists of an upfront cash payment and may include equity. The contingent consideration for acquisitions of new partner firms generally consists of earn outs over a six year period following the closing, with payment upon the satisfaction of specified growth thresholds in years three and six. The growth thresholds are typically tied to the CAGR of the partner firm’s earnings. Such growth thresholds can be set annually or for different time frames as well, for example, annually over a six-year period. The contingent consideration for acquisitions made by our partner firms generally is earned upon the satisfaction of specified financial thresholds. These thresholds are generally tied to revenue as adjusted for certain criteria or other operating metrics based on the retention or growth of the business acquired. The contingent consideration is typically payable in cash and, in some cases, equity.

The following table summarizes our business acquisitions for the years ended December 31, 2019, 2020 and 2021 (dollars in thousands):

	2019	2020	2021
Number of business acquisitions closed	31	21	36
Consideration:
Cash and option premium	$507,498	$327,722	$983,240
Cash due subsequent to closing at net present value and working capital adjustments	4,341	(174)	86,201
Fair market value of Focus LLC common units issued	—	—	23,118
Fair market value of Class A common stock issued	—	—	3,515
Fair market value of estimated contingent consideration	82,781	46,918	212,074
Total consideration	$594,620	$374,466	$1,308,148

In addition, we completed three, four and two acquisitions during the years ended December 31, 2019, 2020 and 2021, respectively, that did not meet the definition of a business under ASC Topic 805: Business Combinations. These acquisitions primarily related to the acquisition of customer relationships.

Substantially all of our acquisitions have been paid for with a combination of cash on hand, cash generated by our operations, borrowings under the Credit Facility, Focus LLC common units or our Class A common stock.

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics include the following:

	Year Ended December 31,
	2019	2020	2021

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$1,218,341	$1,361,319	$1,797,951
Revenue growth (1) from prior period	33.8%	11.7%	32.1%
Organic revenue growth (2) from prior period	15.1%	7.0%	24.0%
Management Fees Metrics (operating expense):
Management fees	$304,701	$349,475	$491,433
Management fees growth (3) from prior period	30.9%	14.7%	40.6%
Organic management fees growth (4) from prior period	10.2%	7.8%	32.1%
Net Income (Loss) Metrics:
Net income (loss)	$(12,025)	$48,965	$24,440
Net income (loss) growth from prior period	70.7%	*	(50.1)%
Income (loss) per share of Class A common stock:
Basic	$(0.28)	$0.58	$0.18
Diluted	$(0.28)	$0.57	$0.18
Income (loss) per share of Class A common stock growth from prior period:
Basic	*	*	(69.0)%
Diluted	*	*	(68.4)%
Adjusted EBITDA Metrics:
Adjusted EBITDA (6)	$269,834	$321,763	$451,296
Adjusted EBITDA growth (6) from prior period	32.7%	19.2%	40.3%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)(6)	$146,718	$195,562	$278,681
Adjusted Net Income Excluding Tax Adjustments growth (5)(6) from prior period	43.1%	33.3%	42.5%
Tax Adjustments
Tax Adjustments (5)(6)(7)	$31,860	$37,254	$46,805
Tax Adjustments growth from prior period (5)(6)(7)	39.6%	16.9%	25.6%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)(6)	$1.96	$2.46	$3.36
Tax Adjustments Per Share (5)(6)(7)	$0.42	$0.47	$0.56
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5)(6) from prior period	38.0%	25.5%	36.6%
Tax Adjustments Per Share growth from prior period (5)(6)(7)	31.3%	11.9%	19.1%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (6)	75,039,357	79,397,568	82,893,928
Other Metrics:
Net Leverage Ratio (8) at period end	4.00x	3.89x	3.85x
Acquired Base Earnings (9)	$35,138	$22,121	$71,400
Number of partner firms at period end (10)	63	71	84

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.

(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	In disclosures, including filings with the SEC, made prior to the quarter ended September 30, 2020, “Adjusted Net Income Excluding Tax Adjustments” and “Tax Adjustments” were presented together as “Adjusted Net Income.” Additionally, “Adjusted Net Income Excluding Tax Adjustments Per Share” and “Tax Adjustments Per Share” were presented together as “Adjusted Net Income Per Share.”
(6)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(7)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of December 31, 2021, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $58,330.
(8)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
(9)	The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our preferred position in Base Earnings. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.
(10)	Represents the number of partner firms on the last day of the period presented.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income (loss) excluding interest income, interest expense, income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings, other expense, net, impairment of equity method investment, management contract buyout, other one-time transaction expenses and secondary offering expenses, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2019	2020	2021

	(in thousands)
Net income (loss)	$(12,025)	$48,965	$24,440
Interest income	(1,164)	(453)	(422)
Interest expense	58,291	41,658	55,001
Income tax expense	7,049	20,660	20,082
Amortization of debt financing costs	3,452	2,909	3,958
Intangible amortization	130,718	147,783	187,848
Depreciation and other amortization	10,675	12,451	14,625
Non‑cash equity compensation expense	18,329	22,285	31,602
Non‑cash changes in fair value of estimated contingent consideration	38,797	19,197	112,416
Loss on extinguishment of borrowings	—	6,094	—
Other expense, net	1,049	214	337
Impairment of equity method investment	11,749	—	—
Management contract buyout	1,428	—	—
Other one‑time transaction expenses	1,486	—	—
Secondary offering expenses	—	—	1,409
Adjusted EBITDA	$269,834	$321,763	$451,296

Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share

We analyze our performance using Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share. Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are non GAAP measures. We define Adjusted Net Income Excluding Tax Adjustments as net income (loss) excluding income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings, management contract buyout, other one-time transaction expenses and secondary offering expenses, if any. The calculation of Adjusted Net Income Excluding Tax Adjustments also includes adjustments to reflect a pro forma 27% income tax rate reflecting the estimated U.S. federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.

Adjusted Net Income Excluding Tax Adjustments Per Share is calculated by dividing Adjusted Net Income Excluding Tax Adjustments by the Adjusted Shares Outstanding. Adjusted Shares Outstanding includes: (i) the weighted average shares of Class A common stock outstanding during the periods, (ii) the weighted average incremental shares of Class A common stock related to stock options outstanding during the periods, (iii) the weighted average incremental shares of Class A common stock related to unvested Class A common stock outstanding during the periods, (iv) the weighted average incremental shares of Class A common stock related to restricted stock units outstanding during the periods, (v) the weighted average number of Focus LLC common units outstanding during the periods (assuming that 100% of such Focus LLC common units, including contingently issuable Focus LLC common units, if any, have been exchanged for Class A common stock), (vi) the weighted average number of Focus LLC restricted common units outstanding during the periods (assuming that 100% of such Focus LLC restricted common units have been exchanged for Class A common stock) and (vii) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the periods based on the closing price of our Class A common stock on the last trading day of the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

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

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income (loss) to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share:

	Year Ended December 31,
	2019	2020	2021

	(dollars in thousands, except per share data)
Net income (loss)	$(12,025)	$48,965	$24,440
Income tax expense	7,049	20,660	20,082
Amortization of debt financing costs	3,452	2,909	3,958
Intangible amortization	130,718	147,783	187,848
Non‑cash equity compensation expense	18,329	22,285	31,602
Non‑cash changes in fair value of estimated contingent consideration	38,797	19,197	112,416
Loss on extinguishment of borrowings	—	6,094	—
Impairment of equity method investment	11,749	—	—
Management contract buyout	1,428	—	—
Other one‑time transaction expenses (1)	1,486	—	—
Secondary offering expenses (2)	—	—	1,409
Subtotal	200,983	267,893	381,755
Pro forma income tax expense (27%) (3)	(54,265)	(72,331)	(103,074)
Adjusted Net Income Excluding Tax Adjustments	$146,718	$195,562	$278,681
Tax Adjustments (4)	$31,860	$37,254	$46,805
Adjusted Net Income Excluding Tax Adjustments Per Share	$1.96	$2.46	$3.36
Tax Adjustments Per Share (4)	$0.42	$0.47	$0.56
Adjusted Shares Outstanding	75,039,357	79,397,568	82,893,928

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (5)	46,792,389	48,678,584	57,317,477
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options, unvested Class A common stock and restricted stock units (6)	20,428	118,029	513,674
Weighted average Focus LLC common units outstanding (7)	22,424,378	21,461,080	15,200,900
Weighted average Focus LLC restricted common units outstanding (8)	—	5,005	73,983
Weighted average common unit equivalent of Focus LLC incentive units outstanding (9)	5,802,162	9,134,870	9,787,894
Adjusted Shares Outstanding	75,039,357	79,397,568	82,893,928
(1)	In 2019, relates to one time expenses related to (a) Loring Ward severance cash compensation of $280 during the three months ended March 31, 2019, which were recorded in compensation and related expenses and (b) transaction expenses of $786 and $420, associated with the acquisition of Loring Ward, which were recorded in selling, general and administrative expenses during the three months ended March 31, 2019 and June 30, 2019, respectively.

(2)	Relates to offering expenses associated with the March 2021 and June 2021 secondary equity offerings.
(3)	The pro forma income tax rate of 27% reflects the estimated U.S. federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.
(4)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of December 31, 2021, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $58,330.
(5)	Represents our GAAP weighted average Class A common stock outstanding—basic.
(6)	The incremental shares for the year ended December 31, 2019 related to stock options, unvested Class A common stock and restricted stock units as calculated using the treasury stock method were not included in the calculation of the GAAP weighted average shares of Class A common stock—diluted as the result would have been anti-dilutive.
(7)	Assumes that 100% of Focus LLC common units, including contingently issuable Focus LLC common units, if any, were exchanged for Class A common stock.
(8)	Assumes that 100% of Focus LLC restricted common units were exchanged for Class A common stock.
(9)	Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock.

Factors Affecting Comparability

Our future results of operations may not be comparable to our historical results of operations, principally for the following reasons:

Tax Treatment

As a flow-through entity, Focus LLC is generally not and has not been subject to U.S. federal and certain state income taxes at the entity level, although it has been subject to the New York City Unincorporated Business Tax. Instead, for U.S. federal and certain state income tax purposes, taxable income was and is passed through to its unitholders, including Focus Inc. Focus Inc. is subject to U.S. federal and certain state income taxes applicable to corporations.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2020

For a comparison of the years ended December 31, 2019 and 2020, see Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

The following discussion presents an analysis of our results of operations for the years ended December 31, 2020 and 2021. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended
	December 31,
	2020	2021	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$1,286,130	$1,717,365	$431,235	33.5%
Other	75,189	80,586	5,397	7.2%
Total revenues	1,361,319	1,797,951	436,632	32.1%
Operating expenses:
Compensation and related expenses	476,208	591,121	114,913	24.1%
Management fees	349,475	491,433	141,958	40.6%
Selling, general and administrative	236,377	297,636	61,259	25.9%
Intangible amortization	147,783	187,848	40,065	27.1%
Non‑cash changes in fair value of estimated contingent consideration	19,197	112,416	93,219	*
Depreciation and other amortization	12,451	14,625	2,174	17.5%
Total operating expenses	1,241,491	1,695,079	453,588	36.5%
Income from operations	119,828	102,872	(16,956)	(14.2)%
Other income (expense):
Interest income	453	422	(31)	(6.8)%
Interest expense	(41,658)	(55,001)	(13,343)	(32.0)%
Amortization of debt financing costs	(2,909)	(3,958)	(1,049)	(36.1)%
Loss on extinguishment of borrowings	(6,094)	—	6,094	*
Other expense—net	(214)	(337)	(123)	(57.5)%
Income from equity method investments	219	524	305	*
Total other expense—net	(50,203)	(58,350)	(8,147)	(16.2)%
Income before income tax	69,625	44,522	(25,103)	(36.1)%
Income tax expense	20,660	20,082	(578)	(2.8)%
Net income	$48,965	$24,440	$(24,525)	(50.1)%

*            Not meaningful

Revenues

Wealth management fees increased $431.2 million, or 33.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. New partner firms added subsequent to the year ended December 31, 2020 that are included in our results of operations for the year ended December 31, 2021 include Hill Investment Group, Prairie Capital Management, Rollins Financial, ARS Wealth Advisors, Badgley Phelps Wealth Managers, Ancora Holdings, Sonora Investment Management, Cardinal Point, Ullmann Wealth Partners, Mosaic Family Wealth, Alley Company, Cassaday & Company, Provident Financial Management and London & Co. The new partner firms Provident Financial

Management and London & Co. combined their respective businesses in December 2021 and operate as Provident Financial Management. Additionally, our partner firms completed 24 acquisitions subsequent to the year ended December 31, 2020. The new partner firms contributed approximately $52.7 million in wealth management fees during the year ended December 31, 2021. The balance of the increase of $378.5 million was due to the revenue growth at our existing partner firms associated with wealth management services and partner firm-level acquisitions as well as a full period of revenue recognized during the year ended December 31, 2021 for partner firms that were acquired during the year ended December 31, 2020.

Other revenues increased $5.4 million, or 7.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase related to new partner firms was approximately $1.6 million. The balance of the increase of $3.8 million was due primarily to an increase in recordkeeping and administration fees.

Operating Expenses

Compensation and related expenses increased $114.9 million, or 24.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase related to new partner firms was approximately $12.3 million. Non-cash equity compensation increased $9.3 million primarily from Focus LLC incentive units and restricted common units granted in 2020. The balance of the increase of $93.3 million was due to an increase in salaries and related expense due to growth of our existing partner firms, partner firm-level acquisitions and a full period of expense during the year ended December 31, 2021 for partner firms acquired during the year ended December 31, 2020.

Management fees increased $142.0 million, or 40.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase related to the new partner firms was approximately $12.4 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $129.6 million was due to partner firm-level acquisitions during the year ended December 31, 2021 and the increase in earnings during the year ended December 31, 2021 compared to the year ended December 31, 2020, in part the result of a full period of earnings recognized during the year ended December 31, 2021 for partner firms acquired during the year ended December 31, 2020.

Selling, general and administrative expenses increased $61.3 million, or 25.9%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. New partner firms added approximately $8.9 million. The balance of the increase of $52.4 million was due primarily to an increase in expenses related to professional fees, information technology, referral fees, travel and entertainment, and marketing and business development related to the growth of our existing partner firms, partner firm-level acquisitions and a full period of expense during the year ended December 31, 2021 for partner firms acquired during the year ended December 31, 2020.

Intangible amortization increased $40.1 million, or 27.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase related to new partner firms was approximately $11.2 million. The balance of the increase of $28.9 million was due to partner firm-level acquisitions and in part to a full period of amortization during the year ended December 31, 2021 for partner firms acquired during the year ended December 31, 2020.

Non-cash changes in fair value of estimated contingent consideration increased $93.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. During the year ended December 31, 2021 the probability that certain contingent consideration payments would be achieved increased resulting in an increase in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $2.2 million, or 17.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily related to office build-outs at certain partner firms.

Other income (expense)

Interest expense increased $13.3 million, or 32.0%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was due primarily to higher average outstanding borrowings, due to the incremental $800 million term loan during the year ended December 31, 2021.

During the year ended December 31, 2020, a loss on extinguishment of borrowings of $6.1 million was recognized in connection with the January 2020 Credit Facility amendment.

Income Tax Expense

Income tax expense decreased $0.6 million, or 2.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. For the year ended December 31, 2021, we recorded a tax expense of approximately $20.1 million resulting in an annual effective tax rate of 45.1%. The annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2021, we met our cash and liquidity needs primarily through cash on hand, cash generated by our operations, borrowings under our Credit Facility and an equity offering. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations and our Credit Facility, as well as equity offerings, especially for acquisition activities. If our acquisition activity continues at an accelerated pace, or for larger acquisition opportunities, we may decide to issue equity either as consideration or in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

Tax Receivable Agreements

Our Tax Receivable Agreements with the TRA holders generally provide for the payment by Focus Inc. to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Focus Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances as a result of certain increases in tax basis and certain tax benefits attributable to imputed interest. Focus Inc. will retain the benefit of the remaining 15% of these cash savings.

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of December 31, 2021, we expect that future payments to the TRA holders will be $219.5 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

The actual increases in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of any exchange of units, the price of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the amount of Focus LLC’s assets that consist of equity in entities taxed as corporations at the time of each exchange, the amount and timing of the taxable income we generate in the future, the U.S. federal income tax rates then applicable and the portion of the payments under the Tax Receivable Agreements that constitute imputed interest or give rise to depreciable or amortizable tax basis.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the year ended December 31, 2020 compared to the year ended December 31, 2021. For information regarding our cash flows and cash and cash equivalents for the year ended December 31, 2019 compared to the year ended December 31, 2020, see Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2020:

	Year Ended
	December 31,
	2020	2021	$ Change	% Change

Cash provided by (used in):
Operating activities	$211,361	$313,918	$102,557	48.5%
Investing activities	(372,973)	(1,007,312)	(634,339)	*
Financing activities	161,831	938,797	776,966	*
Cash and cash equivalents—end of period	65,858	310,684	244,826	*

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

Net cash provided by operating activities increased $102.6 million, or 48.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily related to the increase in Adjusted EBITDA from the prior year, offset partially by the increase in cash paid for interest and to a lesser extent other working capital changes.

Investing Activities

Net cash used in investing activities increased $634.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was due primarily to an increase of $630.4 million in cash paid for acquisitions and contingent consideration.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 increased $777.0 million compared to the year ended December 31, 2020. The increase was primarily due to an increase in net borrowings under the Credit Facility of $664.6 million due to the amended and expanded First Lien Term Loan of which $800.0 million was borrowed during the year ended December 31, 2021 (see Note 8 to the consolidated financial statements) and proceeds from issuance of Class A common stock, net of payments in connection with Focus LLC unit redemptions, net of $161.9 (see Note 10 to the consolidated financial statements). The increase in the net cash provided by financing activities was offset in part by an increase in contingent consideration paid of $28.2 million, an increase in distributions for Focus LLC unitholders of $9.9 million, payments of debt financing costs of $7.6 million and payments in connection with Tax Receivable Agreements of $4.4 million.

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

	Trailing 4-Quarters Ended December 31,
	2020	2021

	(in thousands)
Net cash provided by operating activities (1)	$211,361	$313,918
Purchase of fixed assets	(19,349)	(11,018)
Distributions for unitholders	(22,457)	(32,311)
Payments under tax receivable agreements	—	(4,423)
Adjusted Free Cash Flow	$169,555	$266,166

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended December 31, 2020 was $8.3 million, $16.4 million, $3.8 million and $2.4 million, respectively, totaling $30.9 million for the trailing 4-quarters ended December 31, 2020. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended December 31, 2021 was $5.3 million, $11.6 million, $20.4 million and $16.4 million, respectively, totaling $53.7 million for the trailing 4-quarters ended December 31, 2021. See Note 7 to our consolidated financial statements for additional information.

Credit Facilities

As of December 31, 2021, our Credit Facility consisted of a $2.4 billion First Lien Term Loan, consisting of a tranche A (“Tranche A”) and tranche B (“Tranche B”), and a $650.0 million First Lien Revolver.

Tranche A bears interest (at our option) at: (i) the LIBOR plus a margin of 2.00% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.00%. In January 2021, we amended and expanded Tranche A by $500.0 million. The debt was issued at a discount of 0.125% or $0.6 million which is being amortized to interest expense over the remaining term of Tranche A. The required quarterly installment repayments of $2.9 million were increased to $4.2 million. Tranche A has a maturity date of July 2024.

In July 2021, we amended and expanded our First Lien Term Loan and added Tranche B of $800.0 million. Of this amount, $650.0 million was borrowed on the July 2021 closing date and $150.0 million was borrowed in December 2021 under a delayed draw feature. Tranche B bears interest at LIBOR plus a margin of 2.50% with a 0.50% LIBOR floor, and was issued at a discount of 0.75% or $6.0 million which will be amortized to interest expense over the term of Tranche B. The delayed draw feature had a ticking fee with respect to the undrawn commitments with (i) no margin from 0-30 days from the closing date, (ii) 1.25% margin from 31-60 days of the closing date and (iii) 2.50% margin after 60 days from the closing date. Tranche B requires quarterly installment repayments of $2.0 million and has a maturity date of June 2028.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At December 31, 2021, our First Lien Leverage Ratio was 3.85:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $544.8 million at December 31, 2021. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2021. Based on the excess cash flow calculation for the year ended December 31, 2021, no contingent principal payments are required to be made in 2022.

At December 31, 2021, outstanding stated value borrowings under the Credit Facility were approximately $2.4 billion. The weighted-average interest rate for outstanding borrowings was approximately 3% for the year ended December 31, 2021. As of December 31, 2021, the First Lien Revolver available unused commitment line was $642.1 million. At December 31, 2021, we had outstanding letters of credit in the amount of $7.9 million bearing interest at an annual rate of approximately 2%.

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

In April 2020, we entered into two additional 4 year floating to fixed interest rate swap agreements with notional amounts of $250.0 million and $200.0 million, respectively. These swaps effectively fix the variable interest rate applicable to $450.0 million of borrowings outstanding on the First Lien Term Loan. The terms of these swaps provide that we pay interest to the counterparties each month at a rate of 0.537% and 0.5315%, respectively, and receive interest from the counterparties each month at the 1 month USD LIBOR rate, subject to a 0% floor.

The interest rate swaps effectively fix the variable interest rate applicable to $850.0 million or approximately 35% of the First Lien Term Loan borrowings outstanding, resulting in a weighted average interest rate on these borrowings of approximately 2.62%, inclusive of the 2.0% Tranche A LIBOR spread.

Our outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate. 1-, 3-, 6- and 12-month LIBOR are expected to be replaced by the SOFR in 2023. While we expect SOFR to be a reasonable replacement for LIBOR, at this time we cannot predict the implications of the use of SOFR on the interest rates we pay.

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

Income Taxes and Tax Receivable Agreements

Focus Inc. is a holding company whose most significant asset is a membership interest in Focus LLC. Focus Inc. is subject to U.S. federal, state and local income taxes on Focus Inc.’s allocable portion of taxable income from Focus LLC. Focus LLC is treated as a partnership for U.S. federal income tax purposes. Accordingly, Focus LLC is generally not and has not been subject to U.S. federal and certain state income taxes at the entity level, although it has been subject to the New York City Unincorporated Business Tax and certain of its subsidiaries have been subject to U.S. federal and certain state and local or foreign income taxes. Instead, for U.S. federal and certain state income tax purposes, the income, deductions, losses and credits of Focus LLC are passed through to its unitholders, including Focus Inc. Focus LLC makes tax distribution payments to the extent of available cash, in accordance with the Fourth Amended and Restated Focus LLC Agreement. Focus Inc. files income tax returns with the U.S. federal government as well as various state and local jurisdictions.

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

We review and evaluate tax positions in our major tax jurisdictions and determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, we have recorded no reserves for uncertain tax positions at December 31, 2020 and December 31, 2021.

Focus Inc. entered into Tax Receivable Agreements with the TRA holders. The agreements generally provide for the payment by us to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Focus Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. Focus Inc. will retain the benefit of the remaining 15% of these cash savings.

As of December 31, 2021, Focus Inc. had a liability of $219.5 million relating to its obligations under the Tax Receivable Agreements. The foregoing amount of expected future payments to TRA holders is merely an estimate and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments under the Tax Receivable Agreements as compared to the foregoing estimates.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the year ended December 31, 2021, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

During the year ended December 31, 2021, our revenues continued to be negatively impacted by the effects of Covid-19 on a portion of our non-market correlated revenues derived from family office type services for clients in the entertainment industry and relate to live events. We anticipate that the cancellations of live events and other entertainment activities will persist in 2022. However, this revenue outlook is subject to material change because it is dependent on the continued impact of the Covid-19 pandemic which is highly uncertain and cannot be predicted.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements to manage interest rate exposure in connection with our variable interest rate borrowings. As of December 31, 2021, we had total stated value borrowings outstanding under our Credit Facility of approximately $2.4 billion. At December 31, 2021, interest payments associated with $850 million of these borrowings was effectively converted to a fixed rate through the use of interest rate swaps and interest on the remaining borrowings remained subject to variable rates based on LIBOR. If LIBOR was 1.0% higher throughout the year ended December 31, 2021, our interest expense would have increased by approximately $9.7 million.

Our outstanding variable rate indebtedness uses LIBOR as a benchmark for establishing the interest rate.  1-, 3-, 6- and 12-month LIBOR are expected to be replaced by the Secured Overnight Financing Rate (“SOFR”) in 2023. While we expect SOFR to be a reasonable replacement for LIBOR, at this time we cannot predict the implications of the use of SOFR on the interest rates we pay.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 using the criteria set forth in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Under guidelines established by the SEC, companies are permitted to exclude acquired businesses from management’s report on internal control over financial reporting for up to one year from the date of the acquisition while integrating the acquired operations. Accordingly, internal control over financial reporting of certain acquired businesses have been excluded from management’s report on internal control over financial reporting as of December 31, 2021. These acquired businesses represent approximately 4% of our consolidated revenues for the year ended December 31, 2021 and approximately 1% of our consolidated assets as of December 31, 2021.

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

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Focus Financial Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Focus Financial Partners Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those consolidated financial statements.

As described in the Management’s Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of certain businesses acquired during the 12-month period ended December 31, 2021, whose financial statements constitute approximately 1% of assets and 4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting of these acquired businesses.

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

February 17, 2022

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the Covid-19 pandemic. We are continually monitoring and assessing the Covid-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2022 (the “Annual Meeting”) and is incorporated herein by reference.

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

Item 15. Exhibits

Financial Statements

The consolidated financial statements of Focus Financial Partners Inc. and Subsidiaries and the Report of Independent Registered Public Accounting Firm are included in “Part II, Item 8, Financial Statements and Supplementary Data.” Reference is made to the accompanying Index to Financial Statements.

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

10.16

Amendment No. 7 to the First Lien Credit Agreement, dated as of January 25, 2021, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent and each lender party thereto (11)

10.17

Amendment No. 8 to First Lien Credit Agreement, dated as of July 1, 2021, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent, and each new term loan lender party thereto (13)

10.18†		Amended and Restated Employment Agreement, by and between Ruediger Adolf and Focus Financial Partners, LLC(3)
10.19†		Amended and Restated Employment Agreement, by and between Rajini Sundar Kodialam and Focus Financial Partners, LLC(3)
10.20†		Amended and Restated Employment Agreement, by and between James Shanahan and Focus Financial Partners, LLC(3)
10.21	†	Employment Agreement, by and between Leonard R. Chang and Focus Financial Partners, LLC(7)
10.22	†	Amendment No. 1 to the Employment Agreement, by and between Leonard R. Chang and Focus Financial Partners, LLC(9)
10.23	†	Amended and Restated Employment Agreement, by and between J. Russell McGranahan and Focus Financial Partners, LLC(7)
10.24†		Form of Incentive Unit Award Agreement pursuant to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC, dated as of July 3, 2017, as amended(3)
10.25		Form of Restricted Unit Award Agreement pursuant to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC, dated as of July 3, 2017, as amended(3)
10.26		Indemnification Agreement (Ruediger Adolf)(1)
10.27		Indemnification Agreement (Rajini Sundar Kodialam)(1)
10.28		Indemnification Agreement (James Shanahan)(1)
10.29		Indemnification Agreement (James D. Carey)(1)
10.30		Indemnification Agreement (Fayez S. Muhtadie)(1)
10.31		Indemnification Agreement (Joseph Feliciani Jr.)(4)
10.32		Indemnification Agreement (Leonard R. Chang)(7)
10.33		Indemnification Agreement (J. Russell McGranahan)(7)
10.34		Indemnification Agreement (Greg S. Morganroth, MD)(10)
10.35		Indemnification Agreement (Kristine M. Mashinsky)(12)
21.1*		List of Subsidiaries of Focus Financial Partners Inc.
23.1*		Consent of Independent Registered Public Accounting Firm
31.1*		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema Document
101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit
Number	Description

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document.

*            Filed or furnished herewith.

†            Compensation, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225166) filed with the SEC on May 24, 2018.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225166) filed with the SEC on June 29, 2018.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on May 9, 2019.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 26, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on January 27, 2020.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-38604) filed with the SEC on February 25, 2020.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on March 27, 2020.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on May 7, 2020.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on November 5, 2020.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on January 25, 2021.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-38604) filed with the SEC on February 19, 2021.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 1, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCUS FINANCIAL PARTNERS INC.

	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2022
	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUEDIGER ADOLF	Chief Executive Officer and Chairman (Principal Executive Officer)	February 17, 2022
Ruediger Adolf

/s/ JAMES SHANAHAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2022
James Shanahan

/s/ JAMES D. CAREY	Director	February 17, 2022
James D. Carey

/s/ JOSEPH FELICIANI JR.	Director	February 17, 2022
Joseph Feliciani Jr.

/s/ RAJINI SUNDAR KODIALAM	Director	February 17, 2022
Rajini Sundar Kodialam

/s/ KRISTINE M. MASHINSKY	Director	February 17, 2022
Kristine M. Mashinsky

/s/GREG S. MORGANROTH, MD	Director	February 17, 2022
Greg S. Morganroth, MD

/s/ FAYEZ S. MUHTADIE	Director	February 17, 2022
Fayez S. Muhtadie

INDEX TO FINANCIAL STATEMENTS

FOCUS FINANCIAL PARTNERS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Focus Financial Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Focus Financial Partners Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Other Intangible Assets Valuation pertaining to current year acquisitions — Refer to Notes 2, 4 and 5 to the financial statements

Critical Audit Matter Description

The Company acquires businesses throughout the year in transactions which qualify as business acquisitions. The Company may also separately purchase customer relationships and other intangible assets in asset acquisitions that do not qualify as business acquisitions.

The purchase price associated with each business acquisition consists of cash, may include equity, and the right of the seller to receive contingent consideration. The purchase price is allocated across the estimated fair value of tangible assets acquired, liabilities assumed and the fair value of intangible assets, with the excess purchase price allocated to goodwill.

The fair value of other intangible assets and the calculation of goodwill involves significant management judgment in estimating projections, forecasting growth rates used to produce financial projections for the acquired entities, and the selection of unobservable inputs and other assumptions. The inputs used in establishing the fair value of other intangible assets are in most cases unobservable and reflect the Company’s own judgments about the assumptions market participants would use in pricing the asset.

Auditing the fair value of other intangible assets and the calculation of goodwill involves a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists for certain acquisitions, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future growth rates and the selection of the unobservable inputs used in the models.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the purchase price allocation for business acquisitions occurring during the year included the following, utilizing fair value specialists for certain procedures and transactions:

1.

We tested the effectiveness of controls over the purchase price allocation, including understanding management’s processes and controls over the valuation of other intangible assets and the underlying assumptions used for estimating the fair value of assets acquired and liabilities assumed.

2.

We evaluated management’s policies and methodology for establishing the fair values used in the purchase price allocations and the prospective financial information, including testing the completeness and accuracy of underlying data.

3.

We evaluated the reasonableness of the unobservable inputs, and other key judgments made by management to determine the reasonableness of the fair value of the other intangible assets and the calculation of goodwill.

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

Contingent Consideration Valuation — Refer to Notes 2, 4 and 7 to the financial statements

Critical Audit Matter Description

The purchase price associated with acquisitions consists of cash, may include equity, and contingent consideration. For business acquisitions, the Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of purchase price allocation. Contingent consideration is paid upon the passage of time and the satisfaction of specified financial performance targets. The performance targets are typically tied to acquired entity’s revenues or earnings. The estimated contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration. In determining fair value of the estimated contingent consideration, the acquired business’s future performance is estimated using financial projections for the acquired businesses. The Company uses the Monte Carlo Simulation Model to determine the fair value of the Company's estimated contingent consideration given the non-linear nature of the arrangements.

The fair value of the estimated contingent consideration involves significant management judgment in forecasting growth rates used to produce financial projections for the acquired businesses and selecting unobservable inputs and other assumptions used in the Monte Carlo Simulation Model.

We identified the valuation of estimated contingent consideration at acquisition and the remeasurement thereafter as a critical audit matter because of the significant estimates and assumptions management makes related to the unobservable inputs and financial projections. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists for certain acquisitions and year-end estimates, when performing audit procedures to evaluate the reasonableness of the financial projections and the selection of the unobservable inputs used in the Monte Carlo Simulation Model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of contingent consideration included the following, utilizing fair value specialists for certain procedures and transactions:

1.

We tested the effectiveness of controls over the valuation of contingent consideration including understanding management processes and controls in forecasting future revenues and operating margins as well as those over the estimation process for inputs used in the Monte Carlo Simulation Model.

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

4.	We evaluated the reasonableness of management’s revenue and operating margin forecasts of the acquired businesses by comparing the forecasts to:

• Actual historical revenues and operating margins

• Internal communications to management and the Board of Directors

• Performing sensitivity analysis and evaluating potential effect of changes in certain assumptions.

5.	We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent results.
6.	We evaluated the reasonableness of management’s assumptions through independent analysis using publicly available market data for comparable entities and comparison to industry benchmarks and data.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 17, 2022

We have served as the Company’s auditor since 2008.

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND DECEMBER 31, 2021

(In thousands, except share and per share amounts)

	2020	2021
ASSETS
Cash and cash equivalents	$65,858	$310,684
Accounts receivable less allowances of $2,178 at 2020 and $3,255 at 2021	169,220	198,827
Prepaid expenses and other assets	65,581	123,826
Fixed assets—net	49,209	47,199
Operating lease assets	229,748	249,850
Debt financing costs—net	6,950	4,254
Deferred tax assets—net	107,289	267,332
Goodwill	1,255,559	1,925,315
Other intangible assets—net	1,113,467	1,581,719
TOTAL ASSETS	$3,062,881	$4,709,006
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$9,634	$11,580
Accrued expenses	53,862	72,572
Due to affiliates	66,428	105,722
Deferred revenue	9,190	10,932
Contingent consideration and other liabilities	196,176	468,284
Deferred tax liabilities	26,735	31,973
Operating lease liabilities	253,295	277,324
Borrowings under credit facilities (stated value of $1,507,622 and $2,407,302 at December 31, 2020 and December 31, 2021, respectively)	1,507,119	2,393,669
Tax receivable agreements obligations	81,563	219,542
TOTAL LIABILITIES	2,204,002	3,591,598
COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 51,158,712 and 65,320,124 shares issued and outstanding at December 31, 2020 and December 31, 2021, respectively	512	653
Class B common stock, par value $0.01, 500,000,000 shares authorized; 20,661,595 and 11,439,019 shares issued and outstanding at December 31, 2020 and December 31, 2021, respectively	207	114
Additional paid-in capital	526,664	841,753
Retained earnings	14,583	24,995
Accumulated other comprehensive income (loss)	(2,167)	3,029
Total shareholders' equity	539,799	870,544
Non-controlling interest	319,080	246,864
Total equity	858,879	1,117,408
TOTAL LIABILITIES AND EQUITY	$3,062,881	$4,709,006

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except share and per share amounts)

	2019	2020	2021
REVENUES:
Wealth management fees	$1,149,655	$1,286,130	$1,717,365
Other	68,686	75,189	80,586
Total revenues	1,218,341	1,361,319	1,797,951
OPERATING EXPENSES:
Compensation and related expenses	431,465	476,208	591,121
Management fees	304,701	349,475	491,433
Selling, general and administrative	232,911	236,377	297,636
Management contract buyout	1,428	—	—
Intangible amortization	130,718	147,783	187,848
Non-cash changes in fair value of estimated contingent consideration	38,797	19,197	112,416
Depreciation and other amortization	10,675	12,451	14,625
Total operating expenses	1,150,695	1,241,491	1,695,079
INCOME FROM OPERATIONS	67,646	119,828	102,872
OTHER INCOME (EXPENSE):
Interest income	1,164	453	422
Interest expense	(58,291)	(41,658)	(55,001)
Amortization of debt financing costs	(3,452)	(2,909)	(3,958)
Loss on extinguishment of borrowings	—	(6,094)	—
Other expense—net	(1,049)	(214)	(337)
Income from equity method investments	755	219	524
Impairment of equity method investment	(11,749)	—	—
Total other expense—net	(72,622)	(50,203)	(58,350)
INCOME (LOSS) BEFORE INCOME TAX	(4,976)	69,625	44,522
INCOME TAX EXPENSE	7,049	20,660	20,082
NET INCOME (LOSS)	$(12,025)	$48,965	$24,440
Non-controlling interest	(847)	(20,920)	(14,028)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(12,872)	$28,045	$10,412
Income (loss) per share of Class A common stock:
Basic	$(0.28)	$0.58	$0.18
Diluted	$(0.28)	$0.57	$0.18
Weighted average shares of Class A common stock outstanding:
Basic	46,792,389	48,678,584	57,317,477
Diluted	46,792,389	48,796,613	57,831,151

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands)

	2019	2020	2021
Net income (loss)	$(12,025)	$48,965	$24,440
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	768	7,555	(5,332)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	—	(8,596)	13,212
Comprehensive income (loss)	$(11,257)	$47,924	$32,320
Less: Comprehensive income loss attributable to noncontrolling interest	(1,090)	(20,747)	(16,712)
Comprehensive income (loss) attributable to common shareholders	$(12,347)	$27,177	$15,608

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands)

	2019	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,025)	$48,965	$24,440
Adjustments to reconcile net income (loss) to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	130,718	147,783	187,848
Depreciation and other amortization	10,675	12,451	14,625
Amortization of debt financing costs	3,452	2,909	3,958
Non-cash equity compensation expense	18,329	22,285	31,602
Non-cash changes in fair value of estimated contingent consideration	38,797	19,197	112,416
Income from equity method investments	(755)	(219)	(524)
Impairment of equity method investment	11,749	—	—
Distributions received from equity method investments	751	231	1,143
Deferred taxes and other non-cash items	3,555	2,618	(8,568)
Loss on extinguishment of borrowings	—	6,094	—
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(29,562)	(37,913)	(32,006)
Prepaid expenses and other assets	3,796	74	2,103
Accounts payable	(1,172)	606	486
Accrued expenses	8,276	10,876	14,444
Due to affiliates	18,989	7,650	38,831
Contingent consideration and other liabilities	(10,487)	(29,683)	(77,423)
Deferred revenue	(312)	(2,563)	543
Net cash provided by operating activities	194,774	211,361	313,918
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(532,513)	(348,674)	(979,062)
Purchase of fixed assets	(25,472)	(19,349)	(11,018)
Investment and other	1,530	(4,950)	(17,232)
Net cash used in investing activities	(556,455)	(372,973)	(1,007,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	969,125	555,000	1,318,375
Repayments of borrowings under credit facilities	(529,796)	(326,566)	(425,320)
Proceeds from issuance of common stock, net	—	—	219,636
Payments in connection with unit redemption, net	—	—	(57,735)
Payments in connection with tax receivable agreements	—	—	(4,423)
Contingent consideration paid	(22,040)	(49,891)	(78,092)
Payments of debt financing costs	(3,743)	(634)	(8,282)
Proceeds from exercise of stock options	838	6,912	8,350
Equity awards withholding	—	(386)	(1,343)
Payments on finance lease obligations	(176)	(147)	(58)
Distributions for unitholders	(20,641)	(22,457)	(32,311)
Net cash provided by financing activities	393,567	161,831	938,797
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	79	461	(577)
CHANGE IN CASH AND CASH EQUIVALENTS	31,965	680	244,826
CASH AND CASH EQUIVALENTS:
Beginning of period	33,213	65,178	65,858
End of period	$65,178	$65,858	$310,684

See Note 17 for Supplemental Cash Flow Disclosure

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(Dollars in thousands)

							Accumulated
	Class A		Class B		Additional	Retained	Other	Total	Non-
	Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity	Interest	Equity
Balance at—January 1, 2019	46,265,903	$462	22,823,272	$228	$471,386	$(590)	$(1,824)	$469,662	342,858	$812,520
Net loss	—	—	—	—	—	(12,872)	—	(12,872)	847	(12,025)
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	747,523	8	(747,523)	(7)	22,279	—	—	22,280	—	22,280
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	394,814	4	—	—	11,963	—	—	11,967	—	11,967
Forfeiture of unvested Class A common stock	(12,500)	—	—	—	(412)	—	—	(412)	—	(412)
Exercise of stock options	25,575	—	—	—	838	—	—	838	—	838
Change in non-controlling interest allocation	—	—	—	—	(10,895)	—	—	(10,895)	(24,098)	(34,993)
Non-cash equity compensation expenses	—	—	—	—	3,490	—	—	3,490	—	3,490
Currency translation adjustment—net of tax	—	—	—	—	—	—	525	525	243	768
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(463)	—	—	(463)	—	(463)
Balance at—December 31, 2019	47,421,315	$474	22,075,749	$221	$498,186	$(13,462)	$(1,299)	$484,120	$319,850	$803,970
Net income	—	—	—	—	—	28,045	—	28,045	20,920	48,965
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	1,414,154	14	(1,414,154)	(14)	43,235	—	—	43,235	—	43,235
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	2,058,146	21	—	—	69,436	—	—	69,457	—	69,457
Forfeiture of unvested Class A common stock	(834)	—	—	—	(27)	—	—	(27)	—	(27)
Exercise of stock options	251,913	2	—	—	7,799	—	—	7,801	—	7,801
Restricted stock units vesting and related withholdings	14,018	1			(387)	—	—	(386)	—	(386)
Change in non-controlling interest allocation	—	—	—	—	(96,443)	—	—	(96,443)	(21,517)	(117,960)
Non-cash equity compensation expenses	—	—	—	—	4,798	—	—	4,798	—	4,798
Currency translation adjustment—net of tax	—	—	—	—	—	—	4,689	4,689	2,866	7,555
Unrealized loss on interest rate swaps designated as cash flow hedges—net of tax	—	—	—	—	—	—	(5,557)	(5,557)	(3,039)	(8,596)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	67	—	—	67	—	67
Balance at—December 31, 2020	51,158,712	$512	20,661,595	$207	$526,664	$14,583	$(2,167)	$539,799	$319,080	$858,879
Net income	—	—	—	—	—	10,412	—	10,412	14,028	24,440
Issuance of common stock in connection with acquisitions and contingent consideration	58,657	1	614,362	5	3,514	—	—	3,520	—	3,520
Issuance (cancellation) of common stock in connection with offerings, net	10,114,939	100	(6,306,301)	(63)	511,691	—	—	511,728	—	511,728
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	3,542,853	35	(3,542,853)	(35)	194,410	—	—	194,410	—	194,410
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	185,563	2	—	—	9,398	—	—	9,400	—	9,400
Exercise of stock options	235,684	3	—	—	7,458	—	—	7,461	—	7,461
Restricted stock units vesting and related withholdings	23,716	—	—	—	(971)	—	—	(971)	—	(971)
Restricted common units vesting	—		12,216		—			—	—	—
Change in non-controlling interest allocation	—	—	—	—	(434,901)	—	—	(434,901)	(88,928)	(523,829)
Non-cash equity compensation expenses	—	—	—	—	6,036	—	—	6,036	—	6,036
Currency translation adjustment—net of tax	—	—	—	—	—	—	(4,175)	(4,175)	(1,157)	(5,332)
Unrealized gain on interest rate swaps designated as cash flow hedges—net of tax	—	—	—	—	—	—	9,371	9,371	3,841	13,212
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	18,454	—	—	18,454	—	18,454
Balance at—December 31, 2021	65,320,124	$653	11,439,019	$114	$841,753	$24,995	$3,029	$870,544	$246,864	$1,117,408

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

1. GENERAL

Organization

Focus Financial Partners Inc. (“Focus Inc.”) is a holding company that was formed as a Delaware corporation on July 29, 2015. Focus Inc. is the managing member of Focus Financial Partners, LLC (“Focus LLC”) and operates and controls the businesses and affairs of Focus LLC.

Focus LLC is a Delaware limited liability company that was formed in November 2004. Focus LLC’s subsidiaries commenced revenue generating and acquisition activities in January 2006. Focus LLC’s activities are governed by its Fourth Amended and Restated Operating Agreement, as amended (the “Operating Agreement”).

The consolidated financial statements reflect the results of operations and financial position of Focus Inc. and its subsidiaries (the “Company”).

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

At the date of each of the respective acquisitions, the Company typically enters into a management agreement (“Management Agreement”) with a management company (“Management Company”) that is owned substantially by the selling principals of the acquired businesses. The Management Company earns management fees to manage the daily operations of the acquired business. The terms of the Management Agreements are generally six years with automatic renewals for consecutive one-year terms, unless terminated by either the Management Company or the Company. Under the Management Agreement, the Management Company is entitled to management fees typically consisting of all future earnings of the acquired business in excess of the Base Earnings up to Target Earnings, plus a percentage of any earnings in excess of Target Earnings. The Company, through its respective operating subsidiary, retains a preferred position in the Base Earnings. To the extent earnings of an acquired business in any year are less than the Base Earnings, in the following year the Company, through its respective operating subsidiary, is entitled to receive the Base Earnings together with the prior years’ shortfall before any management fees are earned by the Management Company. Since each Management Company is neither acquired nor consolidated, management fees are included in the Company’s consolidated statements of operations as operating expenses. Estimated management fees due are included in due to affiliates in the accompanying consolidated balance sheets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

include the accounts of the Company and its subsidiaries. The Company consolidates Focus LLC and its subsidiaries’ financial statements and records the interests in Focus LLC consisting of common units, restricted common units and the common unit equivalent of incentive units of Focus LLC that the Company does not own as non-controlling interests, see Note 3. Intercompany transactions and balances have been eliminated in consolidation.

Other liabilities as presented in the December 31, 2020 consolidated balance sheet has been disaggregated into deferred tax liabilities, and contingent consideration and other liabilities to conform to the December 31, 2021 presentation.

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

Income (Loss) Per Share

Income (loss) per share is computed in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares outstanding for that period. Diluted income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of Class A common stock outstanding during the same periods plus the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options, unvested Class A common stock, restricted stock units and Focus LLC common units, including contingently issuable Focus LLC common units, if any, restricted common units, and incentive units as calculated using the treasury stock method.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

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

The Company disaggregates revenue based on the above two categories. The Company does not allocate revenue by the type of service provided in connection with providing holistic wealth management client services. The Company generally manages its business based on the operating results of the enterprise taken as a whole, not by geographic region. The following table disaggregates the revenues based on the location of the partner firm legal entities that generate the revenues, and therefore may not be reflective of the geography in which clients are located, for the years ended December 31, 2019, 2020 and 2021:

	2019	2020	2021
Domestic revenue	$1,170,169	$1,291,630	$1,691,345
International revenue	48,172	69,689	106,606
Total revenue	$1,218,341	$1,361,319	$1,797,951

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

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

Investments

The equity method of accounting is applied to investments where the Company has the ability to exercise significant influence over operating and financial matters. During the years ended December 2020 and 2021, the Company acquired minority equity interests in wealth management firms for $4,950 and $1,632 in cash, respectively, that are accounted for using the equity method of accounting.

The Company records other equity investments that do not have readily determinable fair values at cost less impairment, if any, plus or minus changes resulting from observable price changes. Investments are periodically reviewed for impairment.

In January 2021, the Company invested $18,000 in a publicly traded mutual fund. Unrealized gains and losses are recognized in other expense-net in the consolidated statements of operations. One of the Company’s subsidiaries is a sub-adviser to the mutual fund.

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

Fair Value of Financial Instruments

The carrying amounts of substantially all of the Company’s financial assets and liabilities are considered to approximate their fair values because of their short-term nature. The carrying amount of revolver borrowings under the Credit Facility (as defined below) approximates fair value, as the debt bears interest at selected short-term variable market rates. The Company measures the implied fair value of its First Lien Term Loan (as defined below) and interest rate swap agreements using trading levels and the relevant interest rate forward curves obtained from third-party service providers; accordingly, they are classified within Level 2 of the valuation hierarchy. The fair value of the Company’s investment in a mutual fund was determined using quoted market prices within Level 1 of the valuation hierarchy. See Note 7 for further information regarding the Company’s fair value measurements.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

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

Income Taxes

Focus Inc. is a holding company whose most significant asset is a membership interest in Focus LLC. Focus Inc. is subject to U.S. federal, state and local income taxes on Focus Inc.’s allocable portion of taxable income from Focus LLC. Focus LLC is treated as a partnership for U.S. federal income tax purposes. Accordingly, Focus LLC is generally not and has not been subject to U.S. federal and certain state income taxes at the entity level, although it has been subject to the New York City Unincorporated Business Tax and certain of its subsidiaries have been subject to U.S. federal and certain state and local or foreign income taxes. Instead, for U.S. federal and certain state income tax purposes, the income, deductions, losses and credits of Focus LLC are passed through to its unitholders, including Focus Inc. Focus LLC makes tax distribution payments to the extent of available cash, in accordance with the Operating Agreement. The Company files income tax returns with the U.S. federal government as well as various state and local jurisdictions.

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

The Company reviews and evaluates tax positions in its major tax jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, no reserves for uncertain tax positions were recorded at December 31, 2020 and 2021.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

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

From time to time, the Company enters into option agreements with wealth management businesses (the “Optionee”). In exchange for payment of an option premium, the option agreement allows the Company, at its sole discretion, to acquire the Optionee at a predetermined time and at a predetermined purchase price formula. If the Company chooses to exercise its option to acquire the Optionee, the acquisition and the corresponding Management Agreement would be executed in accordance with the Company’s typical acquisition structure as discussed in Note 1. The Company has determined that the option agreements with the Optionees qualify the Optionees as VIEs. The Company has determined that it is not the primary beneficiary of the Optionees and does not consolidate the results of the Optionees. There were no option premiums outstanding as of December 31, 2020 and 2021.

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

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

3. NON-CONTROLLING INTERESTS AND INCOME (LOSS) PER SHARE

The calculation of controlling and non-controlling interest is as follows as of December 31, 2020 and 2021:

	2020	2021
Focus LLC common units	20,661,595	11,439,019
Focus LLC restricted common units	73,276	193,625
Common unit equivalents of outstanding vested and unvested Focus LLC incentive units(1)	7,614,473	8,996,789
Total common units, restricted common units and common unit equivalents attributable to non-controlling interest	28,349,344	20,629,433
Total common units, restricted common units and common unit equivalents of incentive units outstanding	79,508,056	85,949,557
Non-controlling interest allocation	35.7%	24.0%
Company’s interest in Focus LLC	64.3%	76.0%
(1)	Focus LLC common units issuable upon conversion of 17,234,497 and 16,146,524 (see Note 10) vested and unvested Focus LLC incentive units outstanding as of December 31, 2020 and 2021, respectively, were calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the period.

Basic income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same period. The calculation of basic income (loss) per share for the years ended December 31, 2019, 2020 and 2021 is as follows:

	2019	2020	2021
Basic income (loss) per share:
Net income (loss) attributable to common shareholders	$(12,872)	$28,045	$10,412
Weighted average shares of Class A common stock outstanding	46,792,389	48,678,584	57,317,477
Basic income (loss) per share	$(0.28)	$0.58	$0.18

Diluted income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods plus the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options, unvested Class A common stock, restricted stock units and Focus LLC common units, including contingently issuable Focus LLC common units, if any, restricted common units and incentive units as calculated using the treasury stock

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

method. The calculation of diluted income (loss) per share for the years ended December 31, 2019, 2020 and 2021 is as follows:

	2019	2020	2021
Diluted income (loss) per share:
Net income (loss) attributable to common shareholders	$(12,872)	$28,045	$10,412
Weighted average shares of Class A common stock outstanding	46,792,389	48,678,584	57,317,477
Effect of dilutive stock options	—	77,302	461,306
Effect of dilutive unvested Class A common stock	—	23,822	—
Effect of dilutive restricted stock units	—	16,905	52,368
Total	46,792,389	48,796,613	57,831,151
Diluted income (loss) per share	$(0.28)	$0.57	$0.18

Diluted loss per share for the year ended December 31, 2019 excludes incremental shares of 373 related to time-based stock options and incremental shares of 20,055 related to unvested Class A common, since the effect would be antidilutive.

Diluted income (loss) per share for the years ended December 31, 2019, 2020 and 2021 excludes shares related to 155,000 market-based stock options that vest on the fifth anniversary of the pricing of the Company’s initial public offering in July 2018 (“ IPO”) if the volume weighted average per share price for any ninety calendar day period within such five year period immediately following the IPO reaches at least $100. Such market-based criteria were not met during the years ended December 31, 2019, 2020 and 2021.

Focus LLC common units and vested incentive units may be exchanged for Class A common stock, subject to certain limitations (see Note 10). In computing the dilutive effect, if any, that the exchange would have on net income (loss) per share, net income (loss) attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the years ended December 31, 2019, 2020 and 2021, such exchange is not reflected in diluted income (loss) per share as the assumed exchange is not dilutive.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

4. ACQUISITIONS

Business Acquisitions

The purchase price associated with business acquisitions and the allocation thereof during the years ended December 31, 2019, 2020 and 2021, is summarized as follows:

	2019	2020	2021
Number of business acquisitions closed	31	21	36
Consideration:
Cash and option premium	$507,498	$327,722	$983,240
Cash due subsequent to closing at net present value and working capital adjustments	4,341	(174)	86,201
Fair market value of Focus LLC common units issued	—	—	23,118
Fair market value of Class A common stock issued	—	—	3,515
Fair market value of estimated contingent consideration	82,781	46,918	212,074
Total consideration	$594,620	$374,466	$1,308,148
Allocation of purchase price:
Total tangible assets	$50,761	$21,216	$61,854
Total liabilities assumed	(53,394)	(31,680)	(83,444)
Customer relationships	349,447	215,686	616,283
Management contracts	17,284	7,774	33,350
Goodwill	229,799	160,341	677,195
Other acquired intangibles	723	1,129	2,910
Total allocated consideration	$594,620	$374,466	$1,308,148

Management believes approximately $837,879 of tax goodwill and intangibles related to business acquisitions completed during the year ended December 31, 2021 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

A portion of the cash due at closing for one of the Company’s 2021 business acquisitions was placed in escrow for the satisfaction of certain indemnifications and other related items, if any.

The accompanying consolidated statement of operations for the year ended December 31, 2021 includes revenue and income from operations for business acquisitions that are new subsidiary partner firms from the date they were acquired of $54,251 and $9,209, respectively.

Asset Acquisitions

The Company also separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805, Business Combinations. The Company completed three, four and two asset acquisitions during the years ended December 31, 2019, 2020 and 2021, respectively. Total purchase consideration, inclusive of transaction costs, for asset acquisitions during the year ended December 31, 2019 was $850 in cash. Total purchase consideration, inclusive of transaction costs, for asset acquisitions during the year ended December 31, 2020 was $26,159 in cash. Total purchase consideration for the asset acquisitions during the year ended December 31, 2021 was $3,041 in cash. Certain asset acquisitions include contingent consideration provisions. The Company records the contingent consideration as additional purchase consideration when the outcome of the contingency is determinable. During the years ended December 31, 2019, 2020

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

and 2021, the Company paid $3,452, $2,451 and $4,577, respectively, of additional purchase price consideration related to asset acquisitions.

Intangible assets acquired in asset acquisitions for the years ended December 31, 2019, 2020 and 2021 were as follows:

	2019	2020	2021
Customer relationships	$808	$24,851	$2,916
Management contracts	12	—	—
Other acquired intangibles	30	1,308	125
Total	$850	$26,159	$3,041

The weighted-average useful life of intangibles acquired during the years ended December 31, 2019, 2020 and 2021 through business acquisitions and asset acquisitions are as follows:

	2019	2020	2021
Management contracts	18	18	14
Customer relationships	9	9	9
Other acquired intangibles	5	5	5
Weighted-average useful life of all intangibles acquired	9	9	9

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the years ended December 31, 2019, 2020 and 2021:

	2019	2020	2021
Balance beginning of period:
Goodwill	$883,119	$1,112,855	$1,278,183
Cumulative impairment losses	(22,624)	(22,624)	(22,624)
	860,495	1,090,231	1,255,559
Goodwill acquired	229,799	160,341	677,195
Other	(63)	4,987	(7,439)
	229,736	165,328	669,756
Balance end of period:
Goodwill	1,112,855	1,278,183	1,947,939
Cumulative impairment losses	(22,624)	(22,624)	(22,624)
	$1,090,231	$1,255,559	$1,925,315

There were no goodwill impairment losses during the years ended December 31, 2019, 2020 and 2021.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

The following table summarizes the amortizing acquired intangible assets at December 31, 2020:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$1,610,971	$(612,037)	$998,934
Management contracts	158,526	(47,881)	110,645
Other acquired intangibles	7,733	(3,845)	3,888
Total	$1,777,230	$(663,763)	$1,113,467

The following table summarizes the amortizing acquired intangible assets at December 31, 2021:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,228,461	$(787,016)	$1,441,445
Management contracts	191,578	(57,153)	134,425
Other acquired intangibles	10,911	(5,062)	5,849
Total	$2,430,950	$(849,231)	$1,581,719

Management contracts and other acquired intangibles are amortized on a straight-line basis over their estimated useful lives ranging from 2 to 20 years. Customer relationships are amortized on a straight-line basis over their estimated useful lives of 4 to 10 years.

Estimated amortization expense for each of the next five years is as follows:

Years Ending December 31,	Amount
2022	$240,862
2023	229,531
2024	216,594
2025	203,331
2026	179,095

6. FIXED ASSETS

Fixed assets consist of the following at December 31, 2020 and 2021:

	2020	2021
Leasehold improvements	$44,865	$46,252
Computers, software development and equipment	41,219	39,074
Furniture and fixtures	19,339	20,834
Subtotal	105,423	106,160
Less accumulated depreciation and amortization	(56,214)	(58,961)
Total	$49,209	$47,199

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

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

Marketable securities

At December 31, 2021, the fair value of the Company’s investment in a mutual fund was $16,856. The fair value was determined using Level 1 inputs.

First Lien Term Loan

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs is as follows as of December 31, 2020 and 2021:

	2020		2021
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan - Tranche A	$1,127,622	$1,120,574	$1,610,928	$1,598,846
First Lien Term Loan - Tranche B	—	—	796,374	792,392

Derivatives

At December 31, 2020 and 2021, the fair value of the Company’s $850,000 notional amount interest rate swap agreements was $(10,400) and $5,810, respectively, which are included in contingent consideration and other liabilities and prepaid expenses and other assets, respectively, in the accompanying consolidated balance sheets. The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

Business acquisitions

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the years ended December 31, 2020 and 2021:

	2020	2021
Balance at January 1,	$183,568	$169,670
Additions to estimated contingent consideration	46,918	212,074
Payments of contingent consideration	(80,803)	(143,107)
Non-cash changes in fair value of estimated contingent consideration	19,197	112,416
Other	790	(1,026)
Balance at December 31,	$169,670	$350,027

Estimated contingent consideration is included in contingent consideration and other liabilities in the accompanying consolidated balance sheets.

At December 31, 2020 and 2021, amounts due to sellers in connection with business acquisitions of $13,389 and $114,156, respectively, are included in contingent consideration and other liabilities in the consolidated balance sheets.

During the year ended December 31, 2020, the Company paid cash of $80,803 as contingent consideration associated with business acquisitions. During the year ended December 31, 2021, the Company paid $131,827 in cash and issued $11,280 in Focus LLC common units as contingent consideration associated with business acquisitions.

During the years ended December 31, 2020 and 2021, the Company paid cash of $2,451 and $4,577, respectively, as contingent consideration associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the consolidated statement of cash flows.

In determining fair value of the estimated contingent consideration, the acquired business’s future performance is estimated using financial projections for the acquired business. These financial projections, as well as alternative scenarios of financial performance, are measured against the performance targets specified in each respective acquisition agreement. In addition, discount rates are established based on the cost of debt and the cost of equity. The Company uses the Monte Carlo Simulation Model to determine the fair value of the Company’s estimated contingent consideration.

The significant unobservable inputs used in the fair value measurement of the Company’s estimated contingent consideration are the forecasted growth rates over the measurement period and discount rates. Significant increases or decreases in the Company’s forecasted growth rates over the measurement period or discount rates would result in a higher or lower fair value measurement.

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2020 and 2021 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2020	Techniques	Inputs	Ranges
$169,670	Monte Carlo Simulation Model	Forecasted growth rates	(33.6)% - 20.9%
		Discount rates	10.0% - 18.0%

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2021	Techniques	Inputs	Ranges
$350,027	Monte Carlo Simulation Model	Forecasted growth rates	0.7% - 20.1%
		Discount rates	9.0% - 15.0%

8. CREDIT FACILITY

As of December 31, 2021, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $2,407,302 first lien term loan (the “First Lien Term Loan”), consisting of a tranche A (“Tranche A”) and tranche B (“Tranche B”), and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

Tranche A bears interest (at Focus LLC’s option) at: (i) LIBOR plus a margin of 2.00% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.00%. In January 2021, Focus LLC amended and expanded Tranche A by $500,000 and incurred $2,700 in debt financing costs. The debt was issued at a discount of 0.125% or $625 which is being amortized to interest expense over the remaining term of Tranche A. The required quarterly installment repayments of $2,891 were increased to $4,173. Tranche A has a maturity date of July 2024.

In July 2021, Focus LLC amended and expanded its First Lien Term Loan and added Tranche B of $800,000. Of this amount, $650,000 was borrowed on the July 2021 closing date and $150,000 was borrowed in December 2021 under a delayed draw feature. Tranche B bears interest at LIBOR plus a margin of 2.50% with a 0.50% LIBOR floor, and was issued at a discount of 0.75% or $6,000 which will be amortized to interest expense over the term of Tranche B. The delayed draw feature had a ticking fee with respect to the undrawn commitments with (i) no margin from 0-30 days from the closing date, (ii) 1.25% margin from 31-60 days of the closing date and (iii) 2.50% margin after 60 days from the closing date. Tranche B requires quarterly installment repayments of $2,001 and has a maturity date of June 2028. In connection with the Tranche B, Focus LLC paid $5,582 in debt financing costs.

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At December 31, 2021, Focus LLC's First Lien Leverage Ratio was 3.85:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $544,814 at December 31, 2021. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

during the years ended December 31, 2020 and 2021. Based on the excess cash flow calculation for the year ended December 31, 2021, no contingent principal payments are required to be made during the year ending December 31, 2022.

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

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the consolidated balance sheets at December 31, 2020 and 2021:

	2020	2021
First Lien Term Loan - Tranche A	$1,127,622	$1,610,928
First Lien Term Loan - Tranche B	—	796,374
First Lien Revolver	380,000	—
Unamortized debt financing costs	(503)	(7,523)
Unamortized discount	—	(6,110)
Total	$1,507,119	$2,393,669

In connection with a January 2020 amendment to Tranche A to reduce the interest rates, Focus LLC paid $634 in debt financing costs and recorded a loss on extinguishment of borrowings of $6,094, representing the write off of $5,306 and $788 in deferred financing costs and unamortized discount, respectively.

At December 31, 2020 and 2021, unamortized debt financing costs associated with the First Lien Revolver of $6,950 and $4,254, respectively, were recorded in debt financing costs-net in the consolidated balance sheets.

Weighted-average interest rates for borrowings were approximately 3% for the years ended December 31, 2020 and December 31, 2021, respectively.

As of December 31, 2020 and 2021, the First Lien Revolver available unused commitment line was $262,413 and $642,085 respectively.

As of December 31, 2020 and 2021, Focus LLC was contingently obligated for letters of credit in the amount of $7,587 and $7,915, respectively, each bearing interest at an annual rate of approximately 2%.

9. DERIVATIVES

At December 31, 2021, the Company has (i) a 4 year floating to fixed interest rate swap with a notional amount of $400,000 that was entered into in March 2020, the terms of which provide that the Company pays interest to the counterparty each month at a rate of 0.713% and receives interest from the counterparty each month at the 1 month USD LIBOR rate, subject to a 0% floor, (ii) two 4 year floating to fixed interest rate swap agreements with notional amounts of $250,000 and $200,000, respectively, that were entered into in April 2020, the terms of which provide that the Company pays interest to the counterparties each month at a rate of 0.537% and 0.5315%, respectively, and receives interest from the counterparties each month at the 1 month USD LIBOR rate, subject to a 0% floor. The interest rate swaps effectively fix the variable interest rate applicable to $850,000 of borrowings outstanding on the First Lien Term Loan. The Company designated these swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on these portions of its First Lien Term Loan borrowings.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

At December 31, 2020 and 2021, the fair value of the interest rate swaps was $(10,400) and $5,810, respectively, which are included in contingent consideration and other liabilities and prepaid expenses and other assets, respectively, in the accompanying consolidated balance sheets. The interest rate swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive income (loss), net of tax of $1,804 and $(1,194) at December 31, 2020 and 2021, respectively.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

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

Offerings

In March 2021, the Company completed an underwritten offering of 7,987,367 shares of its Class A common stock at $48.00 per share. This amount included 7,725,061 shares offered by certain selling stockholders of the Company affiliated with the Company’s current and former private equity investors and 262,306 shares offered by the Company (the “March Offering”) on behalf of certain of the existing unitholders of Focus LLC.

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

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

In connection with the March Offering, the Company issued an aggregate of 2,640,369 shares of Class A common stock and retired 2,460,732 shares of Class B common stock and 364,180 incentive units in Focus LLC, and acquired 2,640,369 common units in Focus LLC.

In June 2021, the Company completed an underwritten offering of 7,417,929 shares of its Class A common stock at $50.30 per share. This amount included 7,144,244 shares offered by certain selling stockholders of the Company affiliated with the Company’s current and former private equity investors and 273,685 shares offered by the Company (the “June Offering”) on behalf of certain of the existing unitholders of Focus LLC.

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

In December 2021, the Company completed an underwritten offering of 3,546,841 shares of its Class A common stock at $57.00 per share (the “December Offering”).

The net proceeds to the Company were $194,083, after deducting underwriting discounts and before other offering expenses of $214. The Company contributed the net proceeds from the sale of the shares of Class A common stock that it offered to Focus LLC in exchange for newly issued common units in Focus LLC. Focus LLC used a portion of the contributed amount to purchase units in Focus LLC from certain incentive unitholders.

In connection with the December Offering, the Company issued an aggregate of 3,546,841 shares of Class A common stock and retired 725,000 incentive units in Focus LLC, and acquired 3,546,841 common units in Focus LLC.

Other

In June 2021, Focus LLC issued 168,392 common units and the Company issued a corresponding number of shares of Class B common stock in connection with an acquisition and a contingent consideration payment.

In September 2021, Focus LLC issued 64,706 common units and the Company issued a corresponding number of shares of Class B common stock in connection with a contingent consideration payment.

In December 2021, the Company 58,657 shares of Class A common stock in connection with an acquisition.

In December 2021, Focus LLC issued 381,264 common units and the Company issued a corresponding number of shares of Class B common stock in connection with an acquisition.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

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

Stock Options

The following table provides information relating to the status of, and changes in, the Company’s stock options granted during years ended December 31, 2019, 2020 and 2021:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding—January 1, 2019	1,401,276	$31.34
Granted	558,021	28.19
Exercised	(25,575)	32.75
Forfeited	(100,756)	30.31
Outstanding—December 31, 2019	1,832,966	30.42
Vested—December 31, 2019	698,805	32.01
Granted	286,081	44.71
Exercised	(251,913)	30.97
Forfeited	(21,817)	29.27
Outstanding—December 31, 2020	1,845,317	32.57
Vested—December 31, 2020	785,257	31.36
Granted	357,141	58.50
Exercised	(235,684)	31.65
Forfeited	(34,906)	32.65
Outstanding—December 31, 2021	1,931,868	37.47
Vested—December 31, 2021	852,579	31.56

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

For the purpose of calculating equity-based compensation expense for time-based stock option awards, the grant date fair value was determined using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2019, 2020 and 2021:

	2019		2020		2021
Expected term	6.2	years	6.3	years	6.3	years
Expected stock price volatility	29%		34%		34%
Risk-free interest rate	1.76%		0.54%		1.29%
Expected dividend yield	—%		—%		—%
Weighted average grant date fair value	$9.03		$15.37		$20.89

Time-based stock options generally vest ratably over a four-year period commencing on the grant date.

In connection with the IPO, the Company granted market-based stock options to purchase an aggregate of 155,000 shares of Class A common stock that vest on the fifth anniversary of the IPO if the volume weighted average per share price for any ninety calendar day period within such five year period immediately following the IPO reaches at least $100.

For the purpose of calculating equity-based compensation expense for these market condition-based awards, the grant date fair value was determined through the application of the Monte Carlo Simulation Model with the following weighted average assumptions:

Expected term	5.0	years
Expected stock price volatility	30%
Risk-free interest rate	2.78%
Expected dividend yield	—%
Weighted average grant date fair value	$3.97

Restricted stock units

The following table provides information relating to the status of, and changes in, the Company’s restricted stock units granted during the year ended December 31, 2019, 2020 and 2021:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2019	—	$—
Granted	98,061	27.90
Forfeited	—	—
Vested	—	—
Outstanding—December 31, 2019	98,061	27.90
Granted	73,310	44.71
Forfeited	(7,707)	27.90
Vested	(22,569)	27.90
Outstanding—December 31, 2020	141,095	36.63
Granted	92,420	58.46
Forfeited	(6,954)	34.46
Vested	(38,805)	35.53

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

Outstanding—December 31, 2021	187,756	47.69

Restricted stock units generally vest ratably over a four-year period commencing on the grant date.

The Company recognized $4,247, $5,485 and $6,036 of non-cash equity compensation expense in relation to stock options, unvested Class A common stock and restricted stock units during the years ended December 31, 2019, 2020 and 2021, respectively.

Total unrecognized expense, adjusted for estimated forfeitures, related to unvested stock options at December 31, 2021 was $13,259 and is expected to be recognized over a weighted-average period of 3.2 years.

Total unrecognized expense, adjusted for estimated forfeitures, related to restricted stock units at December 31, 2021 was $8,448, and is expected to be recognized over a period of 3.4 years.

Focus LLC Common Units

As of December 31, 2021, Focus LLC had 11,439,019 common units that had a corresponding share of the Company’s Class B common stock outstanding.

Each common unit holder, restricted common unit holder and incentive unitholder of Focus LLC (other than the Company), subject to certain limitations, has the right to cause Focus LLC to redeem all or a portion of their vested common units and vested incentive units (“Exchange Right”). Upon an exercise of an Exchange Right with respect to vested incentive units, such incentive units will first be converted into a number of common units that takes into account the then-current value of the common units and such incentive units’ aggregate hurdle amount. Upon an exercise of an Exchange Right with respect to vested common units, and immediately after the conversion of vested incentive units into common units, Focus LLC will acquire each tendered common unit for, at its election, (i) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) an equivalent amount of cash. In addition, in connection with any redemption of vested common units (other than common units received upon a conversion of incentive units as described in this paragraph), the corresponding shares of Class B common stock will be cancelled. Alternatively, upon the exercise of any Exchange Right, the Company (instead of Focus LLC) will have the right to acquire each tendered common unit (and corresponding share of Class B common stock, as applicable) from the exchanging unitholder for, at its election, (i) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) an equivalent amount of cash. The Exchange Rights are subject to certain limitations and restrictions intended to ensure that Focus LLC will continue to be treated as a partnership for U.S. federal income tax purposes.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

In November 2021, the Company issued an aggregate of 1,309,271 shares of Class A common stock and retired 1,293,238 shares of Class B common stock and 24,652 incentive units in Focus LLC and acquired 1,309,271 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

Focus LLC Restricted Common Units

The following table provides information relating to the changes in Focus LLC restricted common units during the years ended December 31, 2020 and 2021:

		Weighted
	Restricted	Average
	Common	Grant Date
	Units	Fair Value
Outstanding—January 1, 2020	—	$—
Granted	73,276	44.71
Forfeited	—	—
Vested	—	—
Outstanding—December 31, 2020	73,276	44.71
Granted	140,258	58.50
Forfeited	(1,902)	44.71
Vested	(18,007)	44.71
Outstanding—December 31, 2021	193,625	54.70

Restricted common units generally vest ratably over a four-year period commencing on the grant date.

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

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the status of, and changes in, Focus LLC incentive units granted during the years ended December 31, 2019, 2020 and 2021:

		Weighted Average
	Incentive Units	Hurdle Price

Outstanding—January 1, 2019	18,597,474	$20.63
Granted	2,106,131	28.01
Forfeited	(618,117)	11.24
Redeemed	(331,038)	27.80
Outstanding—December 31, 2019	19,754,450	21.59
Vested—December 31, 2019	10,288,263	15.37
Granted	855,006	44.21
Exchanged	(3,153,308)	12.51
Forfeited	(221,651)	24.67
Outstanding—December 31, 2020	17,234,497	24.34
Vested—December 31, 2020	8,509,652	18.31
Granted	692,277	57.85
Exchanged	(1,580,792)	17.65
Forfeited	(199,458)	23.22
Outstanding—December 31, 2021	16,146,524	26.44
Vested—December 31, 2021	9,804,757	20.44

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

The estimated grant-date fair values of the 2019, 2020 and 2021 time-based incentive unit grants were calculated based on the following weighted-average assumptions:

	2019		2020		2021
Expected term	4.0	years	5.0	years	5.0	years
Expected unit price volatility	29%		35%		34%
Risk-free interest rate	1.64%		0.39%		1.19%
Expected dividend yield	—%		—%		—%
Weighted average grant date fair value	$7.15		$13.72		$18.35

Incentive units generally vest ratably over a four-year period commencing on the grant date.

In connection with the IPO, Focus LLC granted 3,845,000 market-based incentive units with a hurdle rate of $33.00 that vest on the fifth anniversary of the IPO if the volume weighted average per share price for any ninety calendar day period within such five year period immediately following the IPO reaches at least $100.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

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

In connection with the modification that resulted in the vesting of 896,230 units, the Company recognized additional non-cash equity compensation expense of $6,439 during the year ended December 31, 2021. In connection with the modification of the vesting terms of the 266,270 incentive units, the Company has recognized incremental non-cash equity compensation expense of $1,544 during the year ended December 31, 2021.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at December 31, 2021 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	708,107	708,107
11.00	813,001	813,001
12.00	513,043	513,043
13.00	540,000	540,000
14.00	10,098	10,098
16.00	45,191	45,191
17.00	20,000	20,000
19.00	527,928	527,928
21.00	3,045,236	3,045,236
22.00	821,417	821,417
23.00	524,828	524,828
26.26	12,500	—
27.00	16,734	9,363
27.90	1,929,424	931,758
28.50	1,440,230	1,051,459
30.48	30,000	10,000
33.00	3,617,500	7,500
36.64	30,000	20,000
43.50	30,000	—
44.71	806,324	203,142
58.50	662,277	—
	16,146,524	9,804,757

The Company has recorded $14,082, $16,800 and $25,566 of non-cash equity compensation expense for incentive units and restricted common units during the years ended December 31, 2019, 2020 and 2021, respectively.

Total unrecognized expense, adjusted for estimated forfeitures, related to restricted common units at December 31, 2021, was $10,240 and is expected to be recognized over a weighted-average period of 3.7 years.

Total unrecognized expense, adjusted for estimated forfeitures, related to unvested incentive units at December 31, 2021, was $35,904 and is expected to be recognized over a weighted-average period of 2.7 years.

11. INCOME TAXES

Income tax expense for year ended December 31, 2021 is primarily related to U.S. federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net income (loss) attributable to Focus Inc. due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

The following represents the U.S. and foreign components of income (loss) before income tax for the years ended December 31, 2019, 2020 and 2021:

	2019	2020	2021
Income (loss) before income tax:
United States	$(7,828)	$65,472	$36,274
Foreign	2,852	4,153	8,248
Total income (loss) before income tax	$(4,976)	$69,625	$44,522

The following represents the U.S. and foreign components of income tax expense for the years ended December 31, 2019, 2020 and 2021:

	2019	2020	2021
Current provision:
Federal	$1,201	$10,363	$19,742
State and local	1,579	5,355	7,855
Foreign	2,419	4,169	6,906
Subtotal	5,199	19,887	34,503
Deferred provision (benefit):
Federal	2,293	1,854	(7,958)
State and local	435	580	(3,674)
Foreign	(878)	(1,661)	(2,789)
Subtotal	1,850	773	(14,421)
Total income tax expense	$7,049	$20,660	$20,082

At December 31, 2020 and 2021, tax effects of book/tax temporary differences give rise to deferred tax assets (liabilities) as follows:

	2020	2021
Deferred tax assets:
Investment in Focus LLC	$106,553	$254,454
Federal net operating loss carryforwards	—	11,561
Deferred rent and other	1,444	2,353
Gross deferred tax assets	107,997	268,368
Deferred tax liabilities:
Intangible assets	(27,084)	(32,483)
Fixed assets and other	(359)	(526)
Gross deferred tax liabilities	(27,443)	(33,009)
Net deferred tax assets	$80,554	$235,359

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

A reconciliation of the differences between the U.S. federal statutory tax rate and the effective tax rate for the years ended December 31, 2019, 2020 and 2021 is as follows:

	2019	2020	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Income passed through to individual members	(11.3)	(7.6)	(6.1)
Foreign income taxes	(31.0)	3.6	9.2
Non-cash equity compensation expense	(41.8)	3.5	7.7
Impairment of equity method investment	(31.0)	—	—
Other non-deductible expenses	(19.2)	0.9	2.7
State and local income taxes, net of U.S. federal tax benefit	(32.6)	7.0	8.1
Other	4.2	1.3	2.5
Effective income tax rate	(141.7)%	29.7%	45.1%

At December 31, 2021, the Company had $55,051 of U.S. federal net operating loss carry forwards. These net operating loss carryforwards have an indefinite carryforward period.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Based on this assessment, no valuation allowances were recorded at December 31, 2020 and 2021, respectively.

The Company files tax returns in U.S. federal, local and state jurisdictions and certain of the Company’s subsidiaries file income tax returns in foreign jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2018. In addition, open tax years related to local, state and foreign jurisdictions remain subject to examination, but are not considered material to the Company’s consolidated financial position, results of operations or cash flows. The Company is not aware of any tax position for which it is reasonably possible that the total amount of unrecognized benefits will change materially in the next 12 months.

12. TAX RECEIVABLE AGREEMENTS

In connection with the IPO and the reorganization transactions that occurred in connection with the IPO, Focus Inc. entered into two tax receivable agreements: one with certain entities affiliated with the private equity investors of Focus LLC and the other with certain other continuing and former owners of Focus LLC. In March 2020, Focus Inc. entered into an additional tax receivable agreement (the three agreements, collectively, the “Tax Receivable Agreements”) for tax receivable agreement holders that join Focus LLC as members after the closing of the IPO (the parties to the Tax Receivable Agreements, collectively, the “TRA Holders”). New Focus LLC owners in the future may also become party to this additional Tax Receivable Agreement. The Tax Receivable Agreements generally provide for the payment by Focus Inc. to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Focus Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in connection with the reorganization transactions that occurred in connection with the IPO and in periods after the IPO or after entering into the Tax Receivable Agreements, as applicable, as a result of certain increases in tax bases and certain tax benefits attributable to imputed interest. Focus Inc. will retain the benefit of the remaining 15% of these cash savings.

The Company had a liability of $81,563 and $219,542 relating to its obligations under the Tax Receivable Agreements as of December 31, 2020 and 2021, respectively. During the year ended December 31, 2021, payments totaling $4,423 were made under the Tax Receivable Agreements. In February 2022, payments totaling $3,856 were made under the Tax Receivable Agreements.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

13. LEASES

The future minimum lease payments under operating leases in place as of December 31, 2021 were as follows:

Year ending December 31,	Amount
2022	$54,815
2023	51,033
2024	46,755
2025	40,331
2026	34,186
2027 and thereafter	112,686
339,806
Less: present value discount	(62,482)
Operating lease liabilities at December 31, 2021	$277,324

The weighted average discount rate used to determine the Company’s operating lease liabilities was approximately 6% at December 31, 2020 and 5% at December 31, 2021. The weighted average remaining lease term at December 31, 2020 was approximately eight years and at December 31, 2021 was approximately seven years.

Other information pertaining to leases for the years ended December 31, 2020 and 2021 consists of the following:

	2020	2021
Operating lease costs included in selling, general and administrative expenses	$50,123	$74,340
Operating cash flows from operating leases	47,798	73,481
Operating lease assets obtained in exchange for operating lease obligations	87,699	61,750

14. COMMITMENTS AND CONTINGENCIES

Credit Risk

The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2020 and 2021, the Company had recorded no liabilities in connection with this right.

In addition, the Company has the right to pursue collection or performance from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing brokers and counterparties with which they conduct business.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2020 and 2021, a significant portion of cash and cash equivalents were held at a single institution.

Contingent Consideration Arrangements

As discussed in Notes 2 and 7, contingent consideration is payable in the form of cash, and in some cases, equity. Since the contingent consideration to be paid is based on forecasted growth rates over the measurement period, the Company cannot calculate the maximum contingent consideration that may be payable under these arrangements.

Legal and Regulatory Matters

In the ordinary course of business, the Company and its subsidiaries are involved in lawsuits, regulatory matters and other claims. The Company has insurance to cover certain losses that arise in such matters; however, this insurance may not be sufficient to cover these losses. One of the Company’s subsidiaries has settled most of the investor demands related to a private fund (that held approximately $27 million in client assets) during the year ended December 31, 2021. The Company has notified its insurance carriers of the matter. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of any existing legal matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

15. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have defined contribution retirement plans, including 401(k) and profit-sharing plans covering eligible employees. During the years ended December 31, 2019, 2020 and 2021, the amounts

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

recorded in expense relating to these plans were $10,235, $9,357 and $13,628, respectively, and are included in compensation and related expenses in the consolidated statements of operations.

16. NET CAPITAL REQUIREMENTS

Certain of the Company’s regulated subsidiaries are subject to minimum net capital requirements. As of December 31, 2020 and 2021, all regulated subsidiaries subject to minimum net capital requirements individually had net capital in excess of minimum net capital requirements. As of December 31, 2020, these subsidiaries had aggregate net capital of $12,253, which was $9,516 in excess of aggregate minimum net capital requirements of $2,737. As of December 31, 2021, these subsidiaries had aggregate net capital of $19,520, which was $15,853 in excess of aggregate minimum net capital requirements of $3,667.

17. CASH FLOW INFORMATION

	Year Ended
	December 31,
	2019	2020	2021
Supplemental disclosures of cash flow information—cash paid for:
Interest	$57,344	$41,352	$53,721
Income taxes	$7,775	$18,927	$36,806
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$82,781	$46,918	$212,074

18. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the years ended December 31, 2019, 2020 and 2021, the Company recognized expenses of $1,906, $1,280 and $2,326, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

Affiliates of current and former holders of the Company’s Class A common stock and Class B common stock earned underwriting fees of $4,596 in connection with the March Offering and $1,048 in connection with the December Offering.

At December 31, 2021, affiliates of current and former holders of the Company’s Class A common stock and Class B common stock are lenders under the First Lien Term Loan. During the years ended December 31, 2019 and 2021, these affiliates received $135 and $394 in fees, respectively, in connection with amendments to the First Lien Term Loan.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2020 AND 2021

(In thousands, except unit data, share and per share amounts)

19. OTHER

During the year ended December 31, 2019, the Company recorded a management contract buyout expense of $1,428 related to cash consideration for the buyout of a management agreement with one of the Company’s retiring principals whereby the business operations of the relevant partner firm were transitioned to one of the Company’s other partner firms.

During the year ended December 31, 2019, the Company evaluated a minority interest investment in a financial services company accounted for using the equity method for impairment and determined that the impairment was an other-than temporary loss in fair value. The Company recognized an impairment in the fair value of the equity method investment of $11,749. The impairment is presented within other income (expense) in the Company’s consolidated statement of operations for the year ended December 31, 2019.