Form 10-Q
period 2022-03-31
Focus Financial Partners Inc.
filed 2022-05-05
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 2, 2022, the registrant had 65,362,389 shares of Class A common stock and 12,114,104 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2021	2022
ASSETS
Cash and cash equivalents	$310,684	$317,034
Accounts receivable less allowances of $3,255 at 2021 and $3,696 at 2022	198,827	209,209
Prepaid expenses and other assets	123,826	161,997
Fixed assets—net	47,199	46,832
Operating lease assets	249,850	256,064
Debt financing costs—net	4,254	3,580
Deferred tax assets—net	267,332	258,228
Goodwill	1,925,315	1,928,135
Other intangible assets—net	1,581,719	1,525,002
TOTAL ASSETS	$4,709,006	$4,706,081
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$11,580	$14,719
Accrued expenses	72,572	75,956
Due to affiliates	105,722	28,808
Deferred revenue	10,932	12,742
Contingent consideration and other liabilities	468,284	415,942
Deferred tax liabilities	31,973	36,501
Operating lease liabilities	277,324	284,613
Borrowings under credit facilities (stated value of $2,407,302 and $2,451,128 at December 31, 2021 and March 31, 2022, respectively)	2,393,669	2,438,183
Tax receivable agreements obligations	219,542	215,999
TOTAL LIABILITIES	3,591,598	3,523,463
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 65,320,124 and 65,362,389 shares issued and outstanding at December 31, 2021 and March 31, 2022, respectively	653	653
Class B common stock, par value $0.01, 500,000,000 shares authorized; 11,439,019 and 11,601,814 shares issued and outstanding at December 31, 2021 and March 31, 2022, respectively	114	116
Additional paid-in capital	841,753	865,857
Retained earnings	24,995	54,097
Accumulated other comprehensive income	3,029	20,469
Total shareholders' equity	870,544	941,192
Non-controlling interest	246,864	241,426
Total equity	1,117,408	1,182,618
TOTAL LIABILITIES AND EQUITY	$4,709,006	$4,706,081

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended
	March 31,
	2021	2022
REVENUES:
Wealth management fees	$374,845	$515,179
Other	19,330	21,388
Total revenues	394,175	536,567
OPERATING EXPENSES:
Compensation and related expenses	141,043	181,800
Management fees	102,072	137,839
Selling, general and administrative	63,826	88,650
Intangible amortization	42,983	60,276
Non-cash changes in fair value of estimated contingent consideration	25,936	(8,985)
Depreciation and other amortization	3,607	3,633
Total operating expenses	379,467	463,213
INCOME FROM OPERATIONS	14,708	73,354
OTHER INCOME (EXPENSE):
Interest income	47	3
Interest expense	(10,521)	(17,616)
Amortization of debt financing costs	(852)	(1,101)
Other income (expense)—net	3	(36)
Income from equity method investments	283	95
Total other expense—net	(11,040)	(18,655)
INCOME BEFORE INCOME TAX	3,668	54,699
INCOME TAX EXPENSE	1,186	15,617
NET INCOME	2,482	39,082
Non-controlling interest	(2,226)	(9,980)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$256	$29,102
Income per share of Class A common stock:
Basic	$0.00	$0.45
Diluted	$0.00	$0.44
Weighted average shares of Class A common stock outstanding:
Basic	52,200,029	65,331,370
Diluted	52,654,822	65,767,463

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income

(In thousands)

	For the three months ended
	March 31,
	2021	2022
Net income	$2,482	$39,082
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(441)	3,750
Unrealized gain on interest rate swaps designated as cash flow hedges	5,251	18,766
Comprehensive income	7,292	61,598
Less: Comprehensive income attributable to non-controlling interest	(3,952)	(15,056)
Comprehensive income attributable to common shareholders	$3,340	$46,542

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the three months ended
	March 31,
	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,482	$39,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities—net of effect of acquisitions:
Intangible amortization	42,983	60,276
Depreciation and other amortization	3,607	3,633
Amortization of debt financing costs	852	1,101
Non-cash equity compensation expense	12,356	6,707
Non-cash changes in fair value of estimated contingent consideration	25,936	(8,985)
Income from equity method investments	(283)	(95)
Distributions received from equity method investments	176	425
Deferred taxes and other non-cash items	436	6,424
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(7,393)	(10,478)
Prepaid expenses and other assets	(5,098)	(12,827)
Accounts payable	(1,637)	3,081
Accrued expenses	2,169	4,721
Due to affiliates	(39,818)	(76,997)
Contingent consideration and other liabilities	(3,023)	(22,520)
Deferred revenue	383	1,810
Net cash provided by (used in) operating activities	34,128	(4,642)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(7,925)	(2,603)
Purchase of fixed assets	(2,835)	(3,232)
Investment and other, net	(17,500)	(5,232)
Net cash used in investing activities	(28,260)	(11,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	524,375	50,000
Repayments of borrowings under credit facilities	(409,173)	(6,174)
Proceeds from issuance of common stock, net	12,119	—
Payments in connection with unit redemption, net	(12,119)	—
Payments in connection with tax receivable agreements	(4,112)	(3,856)
Contingent consideration paid	(4,172)	(10,443)
Payments of debt financing costs	(2,700)	—
Proceeds from exercise of stock options	2,863	422
Payments on finance lease obligations	(33)	—
Distributions for unitholders	(9,055)	(8,209)
Net cash provided by financing activities	97,993	21,740
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(4)	319
CHANGE IN CASH AND CASH EQUIVALENTS	103,857	6,350
CASH AND CASH EQUIVALENTS:
Beginning of period	65,858	310,684
End of period	$169,715	$317,034

See Note 13 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Three months ended March 31, 2021 and 2022

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total Equity
Balance at January 1, 2021	51,158,712	$512	20,661,595	$207	$526,664	$14,583	$(2,167)	$539,799	$319,080	$858,879
Net income	—	—	—	—	—	256	—	256	2,226	2,482
Issuance (cancellation) of common stock in connection with offering, net	2,640,369	26	(2,460,732)	(25)	121,983		—	121,984	—	121,984
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	1,181,759	12	(1,181,759)	(12)	54,869	—	—	54,869	—	54,869
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	70,465	1	—	—	3,271	—	—	3,272	—	3,272
Exercise of stock options	63,537	—	—	—	2,022	—	—	2,022	—	2,022
Change in non-controlling interest allocation	—	—	—	—	(125,836)	—	—	(125,836)	(51,884)	(177,720)
Non-cash equity compensation expenses	—	—	—	—	1,164	—	—	1,164	—	1,164
Currency translation adjustment-net of tax	—	—	—	—	—	—	(312)	(312)	(129)	(441)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	3,396	3,396	1,855	5,251
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	5,885	—	—	5,885	—	5,885
Balance at March 31, 2021	55,114,842	$551	17,019,104	$170	$590,022	$14,839	$917	$606,499	$271,148	$877,647

Balance at January 1, 2022	65,320,124	$653	11,439,019	$114	$841,753	$24,995	$3,029	$870,544	$246,864	$1,117,408
Net income	—	—	—	—	—	29,102	—	29,102	9,980	39,082
Issuance of units in connection with an acquisition and contingent consideration	—	—	187,795	2	—	—	—	2	—	2
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	25,000	—	(25,000)	—	1,107	—	—	1,107	—	1,107
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	1,956	—	—	—	87	—	—	87	—	87
Exercise of stock options	15,309	—	—	—	422	—	—	422	—	422
Change in non-controlling interest allocation	—	—	—	—	23,747	—	—	23,747	(20,494)	3,253
Non-cash equity compensation expenses	—	—	—	—	1,992	—	—	1,992	—	1,992
Currency translation adjustment-net of tax	—	—	—	—	—	—	2,915	2,915	835	3,750
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	14,525	14,525	4,241	18,766
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(3,251)	—	—	(3,251)	—	(3,251)
Balance at March 31, 2022	65,362,389	$653	11,601,814	$116	$865,857	$54,097	$20,469	$941,192	$241,426	$1,182,618

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements

(In thousands, except unit data, share and per share amounts)

1. GENERAL

Organization and Business— Focus Financial Partners Inc. (“Focus Inc.”) was formed as a Delaware corporation on July 29, 2015. Focus Inc. is the managing member of Focus Financial Partners, LLC (“Focus LLC”) and operates and controls the businesses and affairs of Focus LLC.

Focus LLC is a Delaware limited liability company that was formed in November 2004. Focus LLC’s subsidiaries commenced revenue-generating and acquisition activities in January 2006. Focus LLC’s activities are governed by its Fourth Amended and Restated Operating Agreement (the “Operating Agreement”). Focus LLC is in the business of acquiring and overseeing independent fiduciary wealth management and related businesses.

The unaudited condensed consolidated financial statements reflect the results of operations and financial position of Focus Inc. and its subsidiaries (the “Company”).

2. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included. The unaudited condensed consolidated financial statements include the accounts of Focus Inc. and its majority and wholly owned subsidiaries. Focus Inc. consolidates Focus LLC and its subsidiaries’ financial statements and records the interests in Focus LLC consisting of common units, restricted common units and the common unit equivalent of incentive units of Focus LLC that Focus Inc. does not own as non-controlling interests (see Note 3). Intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 17, 2022.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

	Three Months Ended
	March 31,
	2021	2022
Domestic revenue	$370,954	$507,311
International revenue	23,221	29,256
Total revenue	$394,175	$536,567

International revenue consists of revenue generated by partner firm legal entities in Australia, Canada and the United Kingdom.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London InterBank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of ASU No. 2020-04 did not have a material impact on the Company’s consolidated financial statements; however, the Company will continue to evaluate the impacts, if any, of the provisions of ASU No. 2020-04 on the Company’s debt and hedging arrangements through December 31, 2022.

3. NON-CONTROLLING INTEREST AND INCOME PER SHARE

The calculation of controlling and non-controlling interest is as follows as of March 31, 2021 and 2022:

	2021	2022
Focus LLC common units	17,019,104	11,601,814
Focus LLC restricted common units	71,374	193,625
Common unit equivalents of outstanding vested and unvested Focus LLC incentive units(1)	7,006,625	6,998,055
Total common units, restricted common units and common unit equivalents attributable to non-controlling interest	24,097,103	18,793,494
Total common units, restricted common units and common unit equivalents of incentive units outstanding	79,211,945	84,155,883
Non-controlling interest allocation	30.4%	22.3%
Company’s interest in Focus LLC	69.6%	77.7%
(1)	Focus LLC common units issuable upon conversion of 16,728,882 and 16,202,274 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of March 31, 2021 and 2022, respectively, was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Basic income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods. The calculation of basic income per share is as follows:

	Three Months Ended
	March 31,
	2021	2022
Net income attributable to common shareholders	$256	$29,102

Weighted average shares of Class A common stock outstanding	52,200,029	65,331,370

Basic income per share	$0.00	$0.45

Diluted income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods plus the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options, restricted stock units and Focus LLC common units, restricted common units and incentive units as calculated using the treasury stock method:

	Three Months Ended
	March 31,
	2021	2022
Net income attributable to common shareholders	$256	$29,102

Weighted average shares of Class A common stock outstanding	52,200,029	65,331,370
Effect of dilutive stock options	415,041	407,059
Effect of dilutive restricted stock units	39,752	29,034
Total	52,654,822	65,767,463

Diluted income per share	$0.00	$0.44

Diluted income per share for the three months ended March 31, 2021 and 2022 excludes shares related to 155,000 market-based stock options, as modified, that vest on the sixth anniversary of the pricing of the Company’s initial public offering (“IPO”) with vesting based on the highest volume weighted average per share price for any ninety-calendar day period (“90-day VWAP”) prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between (see Note 9). Such market-based criteria were not met at March 31, 2021 and 2022.

Focus LLC common, restricted common and incentive units may be exchanged for the Company’s Class A common stock, subject to certain limitations (see Note 9). In computing the dilutive effect, if any, that the exchange would have on net income per share, net income attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the three months ended March 31, 2021 and 2022, such exchange is not reflected in diluted net income per share as the assumed exchange is not dilutive.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

4. ACQUISITIONS

Asset Acquisition

The Company separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805: Business Combinations. Total purchase consideration for asset acquisitions during the three months ended March 31, 2022 consisted of cash of $875 and contingent consideration, the amount of which will be determined when the outcome is determinable.

The weighted-average useful lives of intangible assets acquired during the three months ended March 31, 2022 are as follows:

Number of years
Customer relationships	5
Other acquired intangibles	5
Weighted-average useful life of all intangibles acquired	5

From April 1, 2022 to May 5, 2022, the Company completed four business acquisitions for cash, including cash due subsequent to closing, and equity, inclusive of the issuance of 512,290 shares of Class B common stock, of $263,188, plus contingent consideration.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2021 and the three months ended March 31, 2022:

	December 31,	March 31,
	2021	2022
Balance beginning of period:
Goodwill	$1,278,183	$1,947,939
Cumulative impairment losses	(22,624)	(22,624)
	1,255,559	1,925,315
Goodwill acquired	677,195	—
Other	(7,439)	2,820
	669,756	2,820
Balance end of period:
Goodwill	1,947,939	1,950,759
Cumulative impairment losses	(22,624)	(22,624)
	$1,925,315	$1,928,135

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table summarizes the amortizing acquired intangible assets at December 31, 2021:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,228,461	$(787,016)	$1,441,445
Management contracts	191,578	(57,153)	134,425
Other acquired intangibles	10,911	(5,062)	5,849
Total	$2,430,950	$(849,231)	$1,581,719

The following table summarizes the amortizing acquired intangible assets at March 31, 2022:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,232,141	$(844,289)	$1,387,852
Management contracts	191,665	(60,000)	131,665
Other acquired intangibles	10,988	(5,503)	5,485
Total	$2,434,794	$(909,792)	$1,525,002

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Marketable securities

At March 31, 2022, the fair value of the Company’s investment in a mutual fund was $16,724. The fair value was determined using Level 1 inputs.

First Lien Term Loan

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2021 and March 31, 2022 are as follows:

	December 31, 2021		March 31, 2022
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan - Tranche A	$1,610,928	$1,598,846	$1,606,755	$1,580,645
First Lien Term Loan - Tranche B	796,374	792,392	794,373	783,450

Derivatives

At December 31, 2021 and March 31, 2022, the fair value of the Company’s $850,000 notional amount interest rate swap agreements was $5,810 and $29,593, respectively, which is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets. The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

Business acquisitions

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2021 and the three months ended March 31, 2022:

Balance at January 1, 2021	$169,670
Additions to estimated contingent consideration	212,074
Payments of contingent consideration	(143,107)
Non-cash changes in fair value of estimated contingent consideration	112,416
Other	(1,026)
Balance at December 31, 2021	$350,027
Additions to estimated contingent consideration	—
Payments of contingent consideration	(43,190)
Non-cash changes in fair value of estimated contingent consideration	(8,985)
Other	735
Balance at March 31, 2022	$298,587

Estimated contingent consideration is included in contingent consideration and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

At December 31, 2021 and March 31, 2022, amounts due to sellers in connection with business acquisitions of $114,156 and $113,987, respectively, are included in contingent consideration and other liabilities in the unaudited condensed consolidated balance sheets.

During the year ended December 31, 2021, the Company paid $131,827 in cash and issued $11,280 in Focus LLC common units as contingent consideration associated with business acquisitions. During the three months ended March 31, 2022, the Company paid $33,492 in cash and issued $9,698 in Focus LLC common units as contingent consideration associated with business acquisitions.

During the three months ended March 31, 2021 and 2022, the Company paid cash of $591 and $728, respectively, as contingent consideration associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the unaudited condensed consolidated statement of cash flows.

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2021 and March 31, 2022 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2021	Techniques	Inputs	Ranges
$350,027	Monte Carlo Simulation Model	Forecasted growth rates	0.7% - 20.1%
		Discount rates	9.0% - 15.0%

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
March 31, 2022	Techniques	Inputs	Ranges
$298,587	Monte Carlo Simulation Model	Forecasted growth rates	(9.1)% - 32.1%
		Discount rates	10.0% - 17.0%

7. CREDIT FACILITY

As of March 31, 2022, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $2,401,128 first lien term loan (the “First Lien Term Loan”), consisting of a tranche A (“Tranche A”) and tranche B (“Tranche B”), and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Tranche A bears interest (at Focus LLC’s option) at: (i) LIBOR plus a margin of 2.00% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.00%. Tranche A requires quarterly installment repayments of $4,173 and has a maturity date of July 2024.

Tranche B bears interest (at Focus LLC’s option) at: (i) LIBOR plus a margin of 2.50% with a 0.50% LIBOR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. Tranche B requires quarterly installment repayments of $2,001 and has a maturity date of June 2028.

In April 2022, Focus LLC amended the First Lien Revolver to extend the maturity date to June 2024 and change the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). As amended, the First Lien Revolver bears interest (at Focus LLC’s option) at SOFR, including a credit adjustment spread, plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender’s Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio. Up to $30,000 of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. In connection with the amendment, Focus LLC incurred $975 in estimated debt financing costs.

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At March 31, 2022, Focus LLC’s First Lien Leverage Ratio was 3.84:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $556,172 at March 31, 2022. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2021. Based on the excess cash flow calculation for the year ended December 31, 2021, no contingent principal payments are required to be made in 2022.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2021 and March 31, 2022:

	December 31,	March 31,
	2021	2022
First Lien Term Loan - Tranche A	$1,610,928	$1,606,755
First Lien Term Loan - Tranche B	796,374	794,373
First Lien Revolver	—	50,000
Unamortized debt financing costs	(7,523)	(7,096)
Unamortized discount	(6,110)	(5,849)
Total	$2,393,669	$2,438,183

At December 31, 2021 and March 31, 2022, unamortized debt financing costs associated with the First Lien Revolver of $4,254 and $3,580, respectively, were recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

Weighted-average interest rates for outstanding borrowings were approximately 3% for the year ended December 31, 2021 and the three months ended March 31, 2022.

As of December 31, 2021 and March 31, 2022, the First Lien Revolver available unused commitment line was $642,085 and $590,249, respectively.

As of December 31, 2021 and March 31, 2022, Focus LLC was contingently obligated for letters of credit in the amount of $7,915 and $9,751, respectively, each bearing interest at an annual rate of approximately 2%.

8. DERIVATIVES

At March 31, 2022, the Company has (i) a 4 year floating to fixed interest rate swap with a notional amount of $400,000 that was entered into in March 2020, the terms of which provide that the Company pays interest to the counterparty each month at a rate of 0.713% and receives interest from the counterparty each month at the 1 month USD LIBOR rate, subject to a 0% floor and (ii) two 4 year floating to fixed interest rate swap agreements with notional amounts of $250,000 and $200,000, that were entered into in April 2020, the terms of which provide that the Company pays interest to the counterparties each month at a rate of 0.537% and 0.5315%, respectively, and receives interest from the counterparties each month at the 1 month USD LIBOR rate, subject to a 0% floor. The interest rate swaps effectively fix the variable interest rate applicable to $850,000 of borrowings outstanding on the First Lien Term Loan. The Company designated these swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on these portions of its First Lien Term Loan borrowings.

At December 31, 2021 and March 31, 2022, the fair value of the interest rate swaps was $5,810 and $29,593, respectively, which is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets. The interest rate swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive income, net of tax of $1,194 and $6,211 at December 31, 2021 and March 31, 2022, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

9. EQUITY

Exchange rights

Each Focus LLC common unit, together with a corresponding share of Focus Inc.’s Class B common stock, and Focus LLC incentive unit (after conversion into a number of Focus LLC common units taking into account the then-current value of the common units and such incentive unit’s aggregate hurdle amount) is exchangeable, pursuant to the terms and subject to the conditions set forth in the Operating Agreement, for one share of Focus Inc.’s Class A common stock, or, if either Focus Inc. or Focus LLC so elects, cash.

In March 2022, the Company issued an aggregate of 26,956 shares of Class A common stock and retired 25,000 shares of Class B common stock and 4,250 incentive units in Focus LLC, and acquired 26,956 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

Other

In February 2022, Focus LLC issued 187,795 common units and Focus Inc. issued a corresponding number of shares of Class B common stock in connection with a contingent consideration payment.

Stock Options and Restricted Stock Units

The following table provides information relating to the changes in the Company’s stock options during the three months ended March 31, 2022:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding—January 1, 2022	1,931,868	$37.47
Granted	350,048	51.73
Exercised	(15,309)	27.60
Forfeited	(36,079)	55.71
Outstanding—March 31, 2022	2,230,528	39.48
Vested—March 31, 2022	839,770	31.61

The Company uses the Black-Scholes option-pricing model to determine the fair value of time-based stock options. The determination of the fair value using the Black-Scholes option-pricing model is affected by the price of Focus Inc.’s Class A common stock, as well as by assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected unit price volatility over the term of the stock option, expected term, risk-free interest rates and expected dividend yield.

The estimated grant-date fair value of the time-based stock option grants during the three months ended March 31, 2022 were calculated based on the following weighted-average assumptions:

Expected term	6.3	years
Expected stock price volatility	34%
Risk-free interest rate	1.85%
Expected dividend yield	—%
Weighted average grant date fair value	$19.09

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the changes in the Company’s restricted stock units during the three months ended March 31, 2022:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2022	187,756	$47.69
Granted	—	—
Forfeited	(11,668)	47.15
Vested	—	—
Outstanding—March 31, 2022	176,088	47.72

In connection with the IPO, the Company granted market-based stock options to purchase an aggregate of 155,000 shares of Class A common stock that would have vested on the fifth anniversary of the IPO if the 90-day VWAP within such five year period immediately following the IPO reaches at least $100. In March 2022, these stock options were modified whereby the stock options will vest in July 2024, the sixth anniversary of the pricing of the Company’s IPO, with vesting based on the highest 90-day VWAP prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between. The vested stock options can only be exercised in accordance with the following schedule: (i) a total of 25% of the vested stock options may be exercised on and following the date of vesting, (ii) an additional 25% (for a total of 50%) of the vested stock options may be exercised on and following the first anniversary of the date of vesting in July 2025, and (iii) an additional 50% (for a total of 100%) of the vested stock options may be exercised on and following the second anniversary of the date of vesting in July 2026. In connection with the modification, the Company will recognize incremental non-cash equity compensation expense of $518 from the modification date through July 2026.

The Company recognized $1,164 and $1,992 of non-cash equity compensation expense in relation to the stock options and restricted stock units during the three months ended March 31, 2021 and 2022, respectively.

Focus LLC Restricted Common Units and Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC restricted common units during the three months ended March 31, 2022:

Weighted
	Restricted	Average
	Common	Grant Date
	Units	Fair Value
Outstanding—January 1, 2022	193,625	$54.70
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding—March 31, 2022	193,625	54.70

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the changes in Focus LLC incentive units during the three months ended March 31, 2022:

		Weighted
		Average
	Incentive	Hurdle
	Units	Price
Outstanding—January 1, 2022	16,146,524	$26.44
Granted	60,000	43.07
Exchanged	(4,250)	27.00
Forfeited	—	—
Outstanding—March 31, 2022	16,202,274	26.51
Vested—March 31, 2022	9,817,878	20.47

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

The estimated grant-date fair value of the time-based incentive unit grants during the three months ended March 31, 2022 was calculated based on the following weighted-average assumptions:

Expected term	5.0	years
Expected stock price volatility	34%
Risk-free interest rate	1.71%
Expected dividend yield	—%
Weighted average grant date fair value	$14.16

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at March 31, 2022 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	708,107	708,107
11.00	813,001	813,001
12.00	513,043	513,043
13.00	540,000	540,000
14.00	10,098	10,098
16.00	45,191	45,191
17.00	20,000	20,000
19.00	527,928	527,928
21.00	3,045,236	3,045,236
22.00	821,417	821,417
23.00	524,828	524,828
26.26	12,500	—
27.00	12,484	12,484
27.90	1,929,424	931,758
28.50	1,440,230	1,051,459
30.48	30,000	10,000
33.00	3,617,500	7,500
36.64	30,000	20,000
43.07	60,000	—
43.50	30,000	10,000
44.71	806,324	203,142
58.50	662,277	—
	16,202,274	9,817,878

In connection with the IPO, Focus LLC granted 3,845,000 market-based incentive units with a hurdle rate of $33.00 that would have vested on the fifth anniversary of the IPO if the 90-day VWAP within such five year period immediately following the IPO reaches at least $100. In March 2022, these incentive units were modified whereby the incentive units will vest in July 2024, the sixth anniversary of the pricing of the Company’s IPO, with vesting based on the highest 90-day VWAP prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between. The vested incentive units can only be exchanged for Class A common stock in accordance with the following schedule: (i) a total of 25% of the vested incentive units may be exchanged on and following the date of vesting, (ii) an additional 25% (for a total of 50%) of the vested incentive units may be exchanged on and following the first anniversary of the date of vesting in July 2025, and (iii) an additional 50% (for a total of 100%) of the vested incentive units may be exchanged on and following the second anniversary of the date of vesting in July 2026. In connection with the modification, the Company will recognize incremental non-cash equity compensation expense of $10,144 from the modification date through July 2024, the sixth anniversary of the IPO.

The Company recorded $11,192 and $4,715 of non-cash equity compensation expense for incentive units and restricted common units during the three months ended March 31, 2021 and 2022, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

10. INCOME TAXES

The estimated annual effective tax rate for the three months ended March 31, 2022 was 28.6% as compared to 45.1% for the year ended December 31, 2021. Income tax expense for the three months ended March 31, 2022 is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC. The allocable portion of taxable income primarily differs from the net income attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

During the three months ended March 31, 2022, there were no changes to the Company’s uncertain tax positions.

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

As of March 31, 2022, the Company had recorded a liability of $215,999 relating to the TRA obligations. Future payments under the Tax Receivable Agreements in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded. During the three months ended March 31, 2022, payments totaling $3,856 were made under the Tax Receivable Agreements.

12. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2021 and March 31, 2022, the Company had recorded no liabilities in connection with this right.

In addition, the Company has the right to pursue collection or performance from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing brokers and counterparties with which they conduct business.

The Company is exposed to credit risk for accounts receivable from clients. Such credit risk is limited to the amount of accounts receivable. The Company is also exposed to credit risk for changes in the benchmark interest rate (LIBOR, SOFR or Base Rate) in connection with its Credit Facility.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2021 and March 31, 2022, a significant portion of cash and cash equivalents were held at a single institution.

Contingent Consideration Arrangements—Contingent consideration is payable in the form of cash and, in some cases, equity. Since the contingent consideration to be paid is based on the growth of forecasted financial performance levels over a number of years, the Company cannot calculate the maximum contingent consideration that may be payable under these arrangements.

Legal and Regulatory Matters— In the ordinary course of business, the Company and its subsidiaries are involved in lawsuits, regulatory matters and other claims. The Company has insurance to cover certain losses that arise in such matters; however, this insurance may not be sufficient to cover these losses. One of the Company’s subsidiaries has settled most of the investor demands related to a private fund (that held approximately $27 million in client assets) during the year ended December 31, 2021. The Company has notified its insurance carriers of the matter. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of any existing legal matters will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

13. CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2021	2022
Supplemental disclosures of cash flow information—cash paid for:
Interest	$10,267	$16,506
Income taxes	$3,739	$10,066
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$6,187	$—

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

14. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three months ended March 31, 2021 and 2022, the Company recognized expenses of $603 and $1,095, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

At March 31, 2022, affiliates of certain holders of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context requires, all references to “we,” “us,” “our,” the “Company,” “Focus Inc.” refer to Focus Financial Partners Inc. and its consolidated subsidiaries. “Focus LLC” refers to Focus Financial Partners, LLC, a Delaware limited liability company and our consolidated subsidiary.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and 2022.

Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” “continue,” “will” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on February 17, 2022, and in our other filings with the SEC. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

Overview

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment advisor (“RIA”) industry, with a footprint of over 80 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating as part of a scaled business model with aligned economic interests, while retaining their entrepreneurial culture and independence.

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

Since 2006, when we began revenue-generating and acquisition activities, we have created a partnership of over 80 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues of $1.8 billion for the year ended December 31, 2021 and approximately $536.6 million for the three months ended March 31, 2022. For the year ended December 31, 2021 and the three months ended March 31, 2022, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and expanded our international footprint into Australia, Canada and the United Kingdom.

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

	Three Months Ended March 31,
	2021		2022
		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$374,845	95.1%	$515,179	96.0%
Other	19,330	4.9%	21,388	4.0%
Total revenues	$394,175	100.0%	$536,567	100.0%

For the three months ended March 31, 2022, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Additionally, we estimate that approximately 22% of our revenues for the three months ended March 31, 2022 were not directly correlated to the financial markets. Of the approximately 78% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three months ended March 31, 2022, we estimate that approximately 66% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 66% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

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

Recent Developments

From April 1, 2022 to the date of this Quarterly Report, we completed four business acquisitions (accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 805: Business Combinations) consisting of an acquisition of a new partner firm and acquisitions by partner firms. The estimated Acquired Base Earnings associated with the acquisition of the new partner firm during this period is approximately $11.5 million. Furthermore, we have signed a definitive purchase agreement to acquire an additional partner firm with an estimated Acquired Base Earnings of $5.4 million. This pending transaction is generally on terms and in a structure consistent with past transactions, and the closing is subject to customary closing conditions. Among other risks and uncertainties, there can be no guarantee that this pending acquisition will be completed. For additional information regarding Acquired Base Earnings, please see “—How We Evaluate Our Business.”

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three months ended March 31, 2021 and 2022 include the following:

	Three Months Ended
	March 31,
	2021	2022

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$394,175	$536,567
Revenue growth (1) from prior period	16.9%	36.1%
Organic revenue growth (2) from prior period	12.2%	22.0%
Management Fees Metrics (operating expense):
Management fees	$102,072	$137,839
Management fees growth (3) from prior period	22.0%	35.0%
Organic management fees growth (4) from prior period	15.7%	21.6%
Net Income Metrics:
Net income	$2,482	$39,082
Net income growth from prior period	*	*
Income per share of Class A common stock:
Basic	$0.00	$0.45
Diluted	$0.00	$0.44
Income per share of Class A common stock growth from prior period:
Basic	*	*
Diluted	*	*
Adjusted EBITDA Metrics:
Adjusted EBITDA (5)	$100,995	$135,080
Adjusted EBITDA growth (5) from prior period	29.4%	33.7%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)	$63,449	$83,073
Adjusted Net Income Excluding Tax Adjustments growth (5) from prior period	39.4%	30.9%
Tax Adjustments
Tax Adjustments (5)(6)	$10,492	$14,813
Tax Adjustments growth from prior period (5)(6)	17.4%	41.2%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)	$0.80	$0.98
Tax Adjustments Per Share (5)(6)	$0.13	$0.18
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5) from prior period	29.0%	22.5%
Tax Adjustments Per Share growth from prior period (5)(6)	8.3%	38.5%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (5)	79,606,295	84,579,820
Other Metrics:
Net Leverage Ratio (7) at period end	3.79x	3.84x
Acquired Base Earnings (8)	$663	$—
Number of partner firms at period end (9)	72	84

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.
(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.

(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(6)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of March 31, 2022, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $58,519.
(7)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
(8)	The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our collective preferred position in Base Earnings or comparable measures. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.
(9)	Represents the number of partner firms on the last day of the period presented.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income excluding interest income, interest expense, income tax expense, amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, other (income) expense-net and secondary offering expenses, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

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

Set forth below is a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2021 and 2022:

	Three Months Ended
	March 31,
	2021	2022

	(in thousands)
Net income	$2,482	$39,082
Interest income	(47)	(3)
Interest expense	10,521	17,616
Income tax expense	1,186	15,617
Amortization of debt financing costs	852	1,101
Intangible amortization	42,983	60,276
Depreciation and other amortization	3,607	3,633
Non‑cash equity compensation expense	12,356	6,707
Non‑cash changes in fair value of estimated contingent consideration	25,936	(8,985)
Other (income) expense, net	(3)	36
Secondary offering expenses	1,122	—
Adjusted EBITDA	$100,995	$135,080

Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share

We analyze our performance using Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share. Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are non-GAAP measures. We define Adjusted Net Income Excluding Tax Adjustments as net income excluding income tax expense, amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration and secondary offering expenses, if any. The calculation of Adjusted Net Income Excluding Tax Adjustments also includes adjustments to reflect a pro forma 27% income tax rate reflecting the estimated U.S. Federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.

Adjusted Net Income Excluding Tax Adjustments Per Share is calculated by dividing Adjusted Net Income Excluding Tax Adjustments by the Adjusted Shares Outstanding. Adjusted Shares Outstanding includes: (i) the weighted average shares of Class A common stock outstanding during the periods, (ii) the weighted average incremental shares of Class A common stock related to stock options outstanding during the periods, (iii) the weighted average incremental shares of Class A common stock related to restricted stock units outstanding during the periods, (iv) the weighted average number of Focus LLC common units outstanding during the periods (assuming that 100% of such Focus LLC common units, including contingently issuable Focus LLC common units, if any, have been exchanged for Class A common stock), (v) the weighted average number of Focus LLC restricted common units outstanding during the periods (assuming that 100% of such Focus LLC restricted common units have been exchanged for Class A common stock) and (vi) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the periods based on the closing price of our Class A common stock on the last trading day of the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

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

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share for the three months ended March 31, 2021 and 2022:

	Three Months Ended March 31,
	2021	2022

	(dollars in thousands, except per share data)
Net income	$2,482	$39,082
Income tax expense	1,186	15,617
Amortization of debt financing costs	852	1,101
Intangible amortization	42,983	60,276
Non‑cash equity compensation expense	12,356	6,707
Non‑cash changes in fair value of estimated contingent consideration	25,936	(8,985)
Secondary offering expenses (1)	1,122	—
Subtotal	86,917	113,798
Pro forma income tax expense (27%) (2)	(23,468)	(30,725)
Adjusted Net Income Excluding Tax Adjustments	$63,449	$83,073
Tax Adjustments (3)	$10,492	$14,813
Adjusted Net Income Excluding Tax Adjustments Per Share	$0.80	$0.98
Tax Adjustments Per Share (3)	$0.13	$0.18
Adjusted Shares Outstanding	79,606,295	84,579,820

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (4)	52,200,029	65,331,370
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options and restricted stock units (5)	454,793	436,093
Weighted average Focus LLC common units outstanding (6)	19,723,223	11,621,814
Weighted average Focus LLC restricted common units outstanding (7)	71,374	193,625
Weighted average common unit equivalent of Focus LLC incentive units outstanding (8)	7,156,876	6,996,918
Adjusted Shares Outstanding	79,606,295	84,579,820
(1)	Relates to offering expenses associated with the March 2021 secondary equity offering.
(2)	The pro forma income tax rate of 27% reflects the estimated U.S. Federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.
(3)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of March 31, 2022, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $58,519.
(4)	Represents our GAAP weighted average Class A common stock outstanding—basic.

(5)	Represents the incremental shares related to stock options and restricted stock units as calculated under the treasury stock method.
(6)	Assumes that 100% of the Focus LLC common units, including contingently issuable Focus LLC common units, if any, were exchanged for Class A common stock.
(7)	Assumes that 100% of the Focus LLC restricted common units were exchanged for Class A common stock.
(8)	Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2022

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2021 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	March 31,
	2021	2022	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$374,845	$515,179	$140,334	37.4%
Other	19,330	21,388	2,058	10.6%
Total revenues	394,175	536,567	142,392	36.1%
Operating expenses:
Compensation and related expenses	141,043	181,800	40,757	28.9%
Management fees	102,072	137,839	35,767	35.0%
Selling, general and administrative	63,826	88,650	24,824	38.9%
Intangible amortization	42,983	60,276	17,293	40.2%
Non‑cash changes in fair value of estimated contingent consideration	25,936	(8,985)	(34,921)	*
Depreciation and other amortization	3,607	3,633	26	0.7%
Total operating expenses	379,467	463,213	83,746	22.1%
Income from operations	14,708	73,354	58,646	*
Other income (expense):
Interest income	47	3	(44)	(93.6)%
Interest expense	(10,521)	(17,616)	(7,095)	(67.4)%
Amortization of debt financing costs	(852)	(1,101)	(249)	(29.2)%
Other income (expense)—net	3	(36)	(39)	*
Income from equity method investments	283	95	(188)	(66.4)%
Total other expense—net	(11,040)	(18,655)	(7,615)	(69.0)%
Income before income tax	3,668	54,699	51,031	*
Income tax expense	1,186	15,617	14,431	*
Net income	$2,482	$39,082	$36,600	*
*	Not meaningful

Revenues

Wealth management fees increased $140.3 million, or 37.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. New partner firms added subsequent to the three months ended

March 31, 2021 that are included in our results of operations for the three months ended March 31, 2022 include Prairie Capital Management, Rollins Financial, ARS Wealth Advisors, Badgley Phelps Wealth Managers, Ancora Holdings, Sonora Investment Management, Cardinal Point, Ullmann Wealth Partners, Mosaic Family Wealth, Alley Company, Cassaday & Company and Provident Financial Management. Additionally, our partner firms completed 24 acquisitions subsequent to the three months ended March 31, 2021. The new partner firms contributed approximately $54.2 million in revenue during the three months ended March 31, 2022. The balance of the increase of $86.1 million was due to the revenue growth at our existing partner firms associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $2.1 million, or 10.6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Other revenues from new partner firms was approximately $0.7 million. The balance of the increase of $1.4 million was due primarily to an increase in recordkeeping and administration fees.

Operating Expenses

Compensation and related expenses increased $40.8 million, or 28.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase related to new partner firms was approximately $13.9 million. The balance of the increase of $26.9 million was due primarily to an increase in salaries and related expense due to the growth of existing partner firms and partner firm-level acquisitions offset in part by a decrease in non-cash equity compensation expense of $5.6 million.

Management fees increased $35.8 million, or 35.0%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase related to new partner firms was approximately $13.5 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $22.3 million was primarily due to partner firm-level acquisitions and the increase in earnings during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Selling, general and administrative expenses increased $24.8 million, or 38.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. New partner firms added approximately $8.1 million. The balance of the increase of $16.7 million was due primarily to an increase in expenses related to travel and entertainment, information technology and professional fees related to the growth of our existing partner firms and partner firm-level acquisitions.

Intangible amortization increased $17.3 million, or 40.2%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase related to new partner firms was approximately $11.9 million. The balance of the increase of $5.4 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration decreased $34.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. During the three months ended March 31, 2022, the probability that certain contingent consideration payments would be achieved decreased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in a decrease in the fair value of the contingent consideration liability.

Other income (expense)

Interest expense increased $7.1 million, or 67.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was due primarily to higher average outstanding borrowings during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Income Tax Expense

Income tax expense increased $14.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, we recorded tax expense based on an estimated annual effective tax rate of 28.6%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2022, we met our cash and liquidity needs primarily through cash on hand and borrowings under our Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by cash generated by our operations and borrowings under our Credit Facility, especially for acquisition activities. If our acquisition activity continues at an accelerated pace, or for larger acquisition opportunities, we may decide to issue equity either as consideration or in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

Tax Receivable Agreements

Our Tax Receivable Agreements with the TRA holders generally provide for the payment by Focus Inc. to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that Focus Inc. actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances in periods after the initial public offering as a result of certain increases in tax basis and certain tax benefits attributable to imputed interest. Focus Inc. will retain the benefit of the remaining 15% of these cash savings.

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of March 31, 2022, we expect that future payments to the TRA holders will be $216.0 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2021 and 2022:

	Three Months Ended
	March 31,
	2021	2022	$ Change	% Change

	(dollars in thousands)
Cash provided by (used in):
Operating activities	$34,128	$(4,642)	$(38,770)	*
Investing activities	(28,260)	(11,067)	17,193	60.8%
Financing activities	97,993	21,740	(76,253)	(77.8)%
Cash and cash equivalents—end of period	169,715	317,034	147,319	86.8%

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

Net cash provided by operating activities decreased $38.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was related to working capital changes, primarily in amounts due to affiliates, offset partially by the increase in Adjusted EBITDA during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Investing Activities

Net cash used in investing activities decreased $17.2 million, or 60.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was due primarily to a decrease in investment and other, net and cash paid for acquisitions and contingent consideration of $12.3 million and $5.3 million, respectively, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 decreased $76.3 million, or 77.8%, compared to the three months ended March 31, 2021. The decrease was primarily due to a decrease in net borrowings under our Credit Facility during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

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

	Trailing 4-Quarters Ended March 31,
	2021	2022

	(in thousands)
Net cash provided by operating activities (1)	$242,107	$275,148
Purchase of fixed assets	(18,996)	(11,415)
Distributions for unitholders	(26,945)	(31,465)
Payments under tax receivable agreements	(4,112)	(4,167)
Adjusted Free Cash Flow	$192,054	$228,101

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended March 31, 2021 was $16.4 million, $3.8 million, $2.4 million and $5.2 million, respectively, totaling $27.8 million for the trailing 4-quarters ended March 31, 2021. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended March 31, 2022 was $11.6 million, $20.4 million, $16.4 million and $23.1 million, respectively, totaling $71.5 million for the trailing 4-quarters ended ended March 31, 2022. See Note 6 to our unaudited condensed consolidated financial statements for additional information.

Credit Facilities

As of March 31, 2022, our credit facility (the “Credit Facility”) consisted of a $2.4 billion first lien term loan (the “First Lien Term Loan”), consisting of a tranche A (“Tranche A”) and tranche B (“Tranche B”), and a $650.0 million first lien revolving credit facility (the “First Lien Revolver”).

Tranche A bears interest (at our option) at: (i) the London Interbank Offering Rate (“LIBOR”) plus a margin of 2.00% or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 1.00%. Tranche A requires quarterly installment repayments of $4.2 million and has a maturity date of July 2024.

Tranche B bears interest (at our option) at: (i) LIBOR plus a margin of 2.50% with a 0.50% LIBOR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. Tranche B requires quarterly installment repayments of $2.0 million and has a maturity date of June 2028.

In April 2022, we amended the First Lien Revolver to extend the maturity date to June 2024 and change the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). As amended, the First Lien Revolver bears interest (at our option) at SOFR, including a credit adjustment spread, plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender’s Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio. Up to $30.0 million of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At March 31, 2022, our First Lien Leverage Ratio was 3.84:1.00,

which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $556.2 million at March 31, 2022. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2021. Based on the excess cash flow calculation for the year ended December 31, 2021, no contingent principal payments are required to be made in 2022.

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

At March 31, 2022, outstanding stated value borrowings under the First Lien Term Loan and First Lien Revolver were approximately $2.5 billion. The weighted-average interest rate for outstanding borrowings was approximately 3% for the three months ended March 31, 2022. As of March 31, 2022, the First Lien Revolver available unused commitment line was $590.2 million. At March 31, 2022, we had outstanding letters of credit in the amount of $9.8 million bearing interest at an annual rate of approximately 2%.

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

The interest rate swaps effectively fix the variable interest rate applicable to $850.0 million or approximately 35% of the First Lien Term Loan borrowings outstanding, resulting in a weighted average interest rate on these borrowings of approximately 0.62% plus a margin of 2%.

Our First Lien Term Loan uses LIBOR as a benchmark for establishing the interest rate. 1-, 3-, 6- and 12-month LIBOR are expected to be replaced by SOFR in 2023. We expect SOFR to be a reasonable replacement for LIBOR and do not expect any material impact on the interest rates we pay.

Critical Accounting Policies

As of March 31, 2022, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the three months ended March 31, 2022, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements in March and April 2020 to manage interest rate exposure in connection with our variable interest rate borrowings. As of March 31, 2022, we had total stated value borrowings outstanding under our First Lien Term Loan and First Lien Revolver of approximately $2.5 billion. At March 31, 2022, interest payments associated with $850.0 million of these borrowings was effectively converted to a fixed rate through the use of interest rate swaps and interest on the remaining borrowings remained subject to variable rates based on LIBOR. If LIBOR was 1.0% higher throughout the three months ended March 31, 2022, our interest expense would have increased by approximately $3.2 million.

Our First Lien Term Loan uses LIBOR as a benchmark for establishing the interest rate. 1-, 3-, 6- and 12-month LIBOR are expected to be replaced by SOFR in 2023. We expect SOFR to be a reasonable replacement for LIBOR and do not expect any material impact on the interest rates we pay.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we and our partner firms receive requests for information from governmental authorities. For example, in 2021, we received an inquiry from the SEC asking us to provide materials principally related to policies, procedures and communications concerning Adjusted Net Income, a non-GAAP financial measure, which was disaggregated in the third quarter of 2020 to separate certain tax adjustments in response to earlier comments from the SEC. We are cooperating with this inquiry and intend to continue to cooperate with all governmental authorities. While we are unable to determine the ultimate outcome of any matter, we believe that the resolution of all current governmental inquiries will not have a material impact on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there has been no material change in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2021. These risks, as updated below, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

The ongoing conflict in Ukraine has, and will likely continue to, negatively impact the global economy and may have a material adverse effect on our business, operations and financial results.

The military conflict in Ukraine and the ongoing geopolitical tensions have created significant volatility, uncertainty and economic disruption. The United States, European Union and other countries have announced economic sanctions against Russia. While it has not had a material adverse effect on our business, operations and financial results, the extent to which the conflict impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the conflict; governmental and business actions that have been and continue to be taken in response to the conflict, the impact of the conflict on economic activity and any retaliatory actions taken by Russia.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2022, we issued an aggregate of 26,956 shares of Class A common stock and retired 25,000 shares of Class B common stock and 4,250 incentive units in Focus LLC, and we acquired 26,956 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

In February 2022, Focus LLC issued 187,795 common units and we issued a corresponding number of shares of Class B common stock in connection with a contingent consideration payment.

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

FOCUS FINANCIAL PARTNERS INC.

Date: May 5, 2022	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)