Form 10-Q
period 2022-06-30
Focus Financial Partners Inc.
filed 2022-08-04
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 1, 2022, the registrant had 65,448,434 shares of Class A common stock and 12,035,266 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	June 30,
	2021	2022
ASSETS
Cash and cash equivalents	$310,684	$221,049
Accounts receivable less allowances of $3,255 at 2021 and $4,201 at 2022	198,827	206,909
Prepaid expenses and other assets	123,826	165,711
Fixed assets—net	47,199	46,856
Operating lease assets	249,850	254,853
Debt financing costs—net	4,254	4,169
Deferred tax assets—net	267,332	236,040
Goodwill	1,925,315	2,050,297
Other intangible assets—net	1,581,719	1,624,878
TOTAL ASSETS	$4,709,006	$4,810,762
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$11,580	$16,228
Accrued expenses	72,572	91,885
Due to affiliates	105,722	53,905
Deferred revenue	10,932	10,117
Contingent consideration and other liabilities	468,284	370,775
Deferred tax liabilities	31,973	35,682
Operating lease liabilities	277,324	283,852
Borrowings under credit facilities (stated value of $2,407,302 and $2,494,954 at December 31, 2021 and June 30, 2022, respectively)	2,393,669	2,482,697
Tax receivable agreements obligations	219,542	216,765
TOTAL LIABILITIES	3,591,598	3,561,906
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 65,320,124 and 65,442,389 shares issued and outstanding at December 31, 2021 and June 30, 2022, respectively	653	654
Class B common stock, par value $0.01, 500,000,000 shares authorized; 11,439,019 and 12,034,104 shares issued and outstanding at December 31, 2021 and June 30, 2022, respectively	114	120
Additional paid-in capital	841,753	910,222
Retained earnings	24,995	87,180
Accumulated other comprehensive income	3,029	15,859
Total shareholders' equity	870,544	1,014,035
Non-controlling interest	246,864	234,821
Total equity	1,117,408	1,248,856
TOTAL LIABILITIES AND EQUITY	$4,709,006	$4,810,762

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2022	2021	2022
REVENUES:
Wealth management fees	$404,970	$517,421	$779,815	$1,032,600
Other	20,385	21,790	39,715	43,178
Total revenues	425,355	539,211	819,530	1,075,778
OPERATING EXPENSES:
Compensation and related expenses	139,045	178,131	280,088	359,931
Management fees	116,205	136,802	218,277	274,641
Selling, general and administrative	69,018	94,771	132,844	183,421
Intangible amortization	44,003	64,649	86,986	124,925
Non-cash changes in fair value of estimated contingent consideration	34,062	(42,757)	59,998	(51,742)
Depreciation and other amortization	3,606	3,805	7,213	7,438
Total operating expenses	405,939	435,401	785,406	898,614
INCOME FROM OPERATIONS	19,416	103,810	34,124	177,164
OTHER INCOME (EXPENSE):
Interest income	57	17	104	20
Interest expense	(10,829)	(19,892)	(21,350)	(37,508)
Amortization of debt financing costs	(902)	(949)	(1,754)	(2,050)
Other expense—net	(534)	(1,451)	(531)	(1,487)
Income from equity method investments	140	11	423	106
Total other expense—net	(12,068)	(22,264)	(23,108)	(40,919)
INCOME BEFORE INCOME TAX	7,348	81,546	11,016	136,245
INCOME TAX EXPENSE	2,174	32,228	3,360	47,845
NET INCOME	5,174	49,318	7,656	88,400
Non-controlling interest	(3,197)	(16,235)	(5,423)	(26,215)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,977	$33,083	$2,233	$62,185
Income per share of Class A common stock:
Basic	$0.04	$0.51	$0.04	$0.95
Diluted	$0.04	$0.50	$0.04	$0.95
Weighted average shares of Class A common stock outstanding:
Basic	55,710,666	65,389,642	53,965,045	65,360,667
Diluted	56,162,822	65,596,377	54,418,520	65,682,081

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2022	2021	2022
Net income	$5,174	$49,318	$7,656	$88,400
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(378)	(11,175)	(819)	(7,425)
Unrealized gain on interest rate swaps designated as cash flow hedges	254	5,335	5,505	24,101
Comprehensive income	5,050	43,478	12,342	105,076
Less: Comprehensive income attributable to non-controlling interest	(3,256)	(15,005)	(7,208)	(30,061)
Comprehensive income attributable to common shareholders	$1,794	$28,473	$5,134	$75,015

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the six months ended
	June 30,
	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,656	$88,400
Adjustments to reconcile net income to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	86,986	124,925
Depreciation and other amortization	7,213	7,438
Amortization of debt financing costs	1,754	2,050
Non-cash equity compensation expense	18,631	14,210
Non-cash changes in fair value of estimated contingent consideration	59,998	(51,742)
Income from equity method investments	(423)	(106)
Distributions received from equity method investments	403	776
Deferred taxes and other non-cash items	1,425	29,576
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(10,038)	(9,398)
Prepaid expenses and other assets	(14,450)	(9,776)
Accounts payable	(527)	4,778
Accrued expenses	16,883	21,446
Due to affiliates	(9,765)	(51,962)
Contingent consideration and other liabilities	(13,986)	(40,201)
Deferred revenue	200	(1,122)
Net cash provided by operating activities	151,960	129,292
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(82,106)	(252,056)
Purchase of fixed assets	(4,318)	(6,429)
Investment and other, net	(19,132)	(5,232)
Net cash used in investing activities	(105,556)	(263,717)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	524,375	100,000
Repayments of borrowings under credit facilities	(413,347)	(12,348)
Proceeds from issuance of common stock, net	25,767	—
Payments in connection with unit redemption, net	(25,767)	—
Payments in connection with tax receivable agreements	(4,423)	(3,856)
Contingent consideration paid	(57,030)	(21,397)
Payments of debt financing costs	(2,700)	(1,111)
Proceeds from exercise of stock options	4,017	422
Distributions for unitholders	(19,108)	(15,956)
Other	(39)	375
Net cash provided by financing activities	31,745	46,129
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(26)	(1,339)
CHANGE IN CASH AND CASH EQUIVALENTS	78,123	(89,635)
CASH AND CASH EQUIVALENTS:
Beginning of period	65,858	310,684
End of period	$143,981	$221,049

See Note 13 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Three months ended June 30, 2021 and 2022

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total Equity
Balance at April 1, 2021	55,114,842	$551	17,019,104	$170	$590,022	$14,839	$917	$606,499	$271,148	$877,647
Net income	—	—	—	—	—	1,977	—	1,977	3,197	5,174
Issuance of units in connection with an acquisition and contingent consideration	—	—	168,392	1	—			1	—	1
Issuance (cancellation) of common stock in connection with offering, net	3,927,729	39	(3,845,569)	(38)	195,875			195,876	—	195,876
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	649,187	6	(649,187)	(6)	32,907	—	—	32,907	—	32,907
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	64,167	1	—	—	3,252	—	—	3,253	—	3,253
Exercise of stock options	36,964	1	—	—	1,153	—	—	1,154	—	1,154
Change in non-controlling interest allocation	—	—	—	—	(183,649)	—	—	(183,649)	(44,015)	(227,664)
Non-cash equity compensation expenses	—	—	—	—	1,126	—	—	1,126	—	1,126
Currency translation adjustment-net of tax	—	—	—	—	—	—	(469)	(469)	91	(378)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	286	286	(32)	254
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	9,735	—	—	9,735	—	9,735
Balance at June 30, 2021	59,792,889	$598	12,692,740	$127	$650,421	$16,816	$734	$668,696	$230,389	$899,085

Balance at April 1, 2022	65,362,389	653	11,601,814	116	865,857	54,097	20,469	$941,192	$241,426	$1,182,618
Net income	—	—	—	—	—	33,083	—	33,083	16,235	49,318
Issuance of units in connection with an acquisition	—	—	512,290	5	—	—	—	5	—	5
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	80,000	1	(80,000)	(1)	3,016	—	—	3,016	—	3,016
Change in non-controlling interest allocation	—	—	—	—	40,862	—	—	40,862	(21,610)	19,252
Non-cash equity compensation expenses	—	—	—	—	2,105	—	—	2,105	—	2,105
Currency translation adjustment-net of tax	—	—	—	—	—	—	(8,823)	(8,823)	(2,352)	(11,175)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	4,213	4,213	1,122	5,335
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(1,618)	—	—	(1,618)	—	(1,618)
Balance at June 30, 2022	65,442,389	$654	12,034,104	$120	$910,222	$87,180	$15,859	$1,014,035	$234,821	$1,248,856

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Six months ended June 30, 2021 and 2022

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total Equity
Balance at January 1, 2021	51,158,712	$512	20,661,595	$207	$526,664	$14,583	$(2,167)	$539,799	$319,080	$858,879
Net income	—	—	—	—	—	2,233	—	2,233	5,423	7,656
Issuance of units in connection with an acquisition and contingent consideration	—	—	168,392	1	—			1	—	1
Issuance (cancellation) of common stock in connection with offering, net	6,568,098	65	(6,306,301)	(63)	317,858		—	317,860	—	317,860
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	1,830,946	18	(1,830,946)	(18)	87,776	—	—	87,776	—	87,776
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	134,632	2	—	—	6,523	—	—	6,525	—	6,525
Exercise of stock options	100,501	1	—	—	3,175	—	—	3,176	—	3,176
Change in non-controlling interest allocation	—	—	—	—	(309,485)	—	—	(309,485)	(95,899)	(405,384)
Non-cash equity compensation expenses	—	—	—	—	2,290	—	—	2,290	—	2,290
Currency translation adjustment-net of tax	—	—	—	—	—	—	(781)	(781)	(38)	(819)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	3,682	3,682	1,823	5,505
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	15,620	—	—	15,620	—	15,620
Balance at June 30, 2021	59,792,889	$598	12,692,740	$127	$650,421	$16,816	$734	$668,696	$230,389	$899,085

Balance at January 1, 2022	65,320,124	$653	11,439,019	$114	$841,753	$24,995	$3,029	$870,544	$246,864	$1,117,408
Net income	—	—	—	—	—	62,185	—	62,185	26,215	88,400
Issuance of units in connection with an acquisition and contingent consideration	—	—	700,085	7	—	—	—	7	—	7
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	105,000	1	(105,000)	(1)	4,123	—	—	4,123	—	4,123
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	1,956	—	—	—	87	—	—	87	—	87
Exercise of stock options	15,309	—	—	—	422	—	—	422	—	422
Change in non-controlling interest allocation	—	—	—	—	64,609	—	—	64,609	(42,104)	22,505
Non-cash equity compensation expenses	—	—	—	—	4,097	—	—	4,097	—	4,097
Currency translation adjustment-net of tax	—	—	—	—	—	—	(5,908)	(5,908)	(1,517)	(7,425)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	18,738	18,738	5,363	24,101
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(4,869)	—	—	(4,869)	—	(4,869)
Balance at June 30, 2022	65,442,389	$654	12,034,104	$120	$910,222	$87,180	$15,859	$1,014,035	$234,821	$1,248,856

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

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Domestic revenue	$399,191	$510,374	$770,145	$1,017,685
International revenue	26,164	28,837	49,385	58,093
Total revenue	$425,355	$539,211	$819,530	$1,075,778

International revenue consists of revenue generated by partner firm legal entities in Australia, Canada and the United Kingdom.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London InterBank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of ASU No. 2020-04 did not have a material impact on the Company’s consolidated financial statements; however, the Company will continue to evaluate the impacts, if any, of the provisions of ASU No. 2020-04 on the Company’s debt and hedging arrangements through December 31, 2022.

3. NON-CONTROLLING INTEREST AND INCOME PER SHARE

The calculation of controlling and non-controlling interest is as follows as of June 30, 2021 and 2022:

	2021	2022
Focus LLC common units	12,692,740	12,034,104
Focus LLC restricted common units	71,374	193,625
Common unit equivalents of outstanding vested and unvested Focus LLC incentive units(1)	8,187,932	4,347,399
Total common units, restricted common units and common unit equivalents attributable to non-controlling interest	20,952,046	16,575,128
Total common units, restricted common units and common unit equivalents of incentive units outstanding	80,744,935	82,017,517
Non-controlling interest allocation	25.9%	20.2%
Company’s interest in Focus LLC	74.1%	79.8%
(1)	Focus LLC common units issuable upon conversion of 16,464,675 and 16,202,274 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of June 30, 2021 and 2022, respectively, was calculated

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

Basic income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods. The calculation of basic income per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Net income attributable to common shareholders	$1,977	$33,083	$2,233	$62,185

Weighted average shares of Class A common stock outstanding	55,710,666	65,389,642	53,965,045	65,360,667

Basic income per share	$0.04	$0.51	$0.04	$0.95

Diluted income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods plus the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options, restricted stock units and Focus LLC common units, including contingently issuable Focus LLC common units, if any, restricted common units and incentive units as calculated using the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022
Net income attributable to common shareholders	$1,977	$33,083	$2,233	$62,185

Weighted average shares of Class A common stock outstanding	55,710,666	65,389,642	53,965,045	65,360,667
Effect of dilutive stock options	405,554	190,235	410,298	298,647
Effect of dilutive restricted stock units	46,602	16,500	43,177	22,767
Total	56,162,822	65,596,377	54,418,520	65,682,081

Diluted income per share	$0.04	$0.50	$0.04	$0.95

Diluted income per share for the three and six months ended June 30, 2021 and 2022 excludes shares related to 155,000 market-based stock options, as modified, that vest on the sixth anniversary of the pricing of the Company’s initial public offering (“IPO”) with vesting based on the highest volume weighted average per share price for any ninety-calendar day period (“90-day VWAP”) prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between (see Note 9). Such market-based criteria were not met at June 30, 2021 and 2022.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Focus LLC common, restricted common and incentive units may be exchanged for the Company’s Class A common stock, subject to certain limitations (see Note 9). In computing the dilutive effect, if any, that the exchange would have on net income per share, net income attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the three and six months ended June 30, 2021 and 2022, such exchange is not reflected in diluted net income per share as the assumed exchange is not dilutive.

4. ACQUISITIONS

Business Acquisitions

Business acquisitions are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805: Business Combinations.

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the six months ended June 30, 2022 is as follows:

2022
Number of business acquisitions closed	5
Consideration:
Cash due at closing	$246,861
Cash due subsequent to closing at net present value	9,611
Fair market value of Focus LLC common units issued at closing	23,432
Fair market value of estimated contingent consideration	18,474
Total consideration	$298,378
Allocation of purchase price:
Total tangible assets	$5,134
Total liabilities assumed	(3,747)
Customer relationships	160,600
Management contracts	5,020
Goodwill	129,797
Other acquired intangibles	1,574
Total allocated consideration	$298,378

Management believes approximately $256,825 of tax goodwill and intangibles related to business acquisitions completed during the six months ended June 30, 2022 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2022 includes revenue and income from operations for the one business acquisition that is a new subsidiary partner firm from the acquisition date of $4,547 and $503, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Asset Acquisition

The Company separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805: Business Combinations. Total purchase consideration for asset acquisitions during the six months ended June 30, 2022 consisted of cash of $875 and contingent consideration, the amount of which will be determined when the outcome is determinable.

The weighted-average useful lives of intangible assets acquired during the six months ended June 30, 2022 are as follows:

Number of years
Customer relationships	9
Management contracts	6
Other acquired intangibles	5
Weighted-average useful life of all intangibles acquired	9

From July 1, 2022 to August 4, 2022, the Company completed 6 business acquisitions for cash of $107,158 plus contingent consideration.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2021 and the six months ended June 30, 2022:

	December 31,	June 30,
	2021	2022
Balance beginning of period:
Goodwill	$1,278,183	$1,947,939
Cumulative impairment losses	(22,624)	(22,624)
	1,255,559	1,925,315
Goodwill acquired	677,195	129,797
Other	(7,439)	(4,815)
	669,756	124,982
Balance end of period:
Goodwill	1,947,939	2,072,921
Cumulative impairment losses	(22,624)	(22,624)
	$1,925,315	$2,050,297

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table summarizes the amortizing acquired intangible assets at December 31, 2021:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,228,461	$(787,016)	$1,441,445
Management contracts	191,578	(57,153)	134,425
Other acquired intangibles	10,911	(5,062)	5,849
Total	$2,430,950	$(849,231)	$1,581,719

The following table summarizes the amortizing acquired intangible assets at June 30, 2022:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,387,545	$(902,646)	$1,484,899
Management contracts	196,392	(63,102)	133,290
Other acquired intangibles	12,670	(5,981)	6,689
Total	$2,596,607	$(971,729)	$1,624,878

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Marketable securities

At June 30, 2022, the fair value of the Company’s investment in a mutual fund was $16,608 which is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets. The fair value was determined using Level 1 inputs.

First Lien Term Loan

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2021 and June 30, 2022 are as follows:

	December 31, 2021		June 30, 2022
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan - Tranche A	$1,610,928	$1,598,846	$1,602,582	$1,534,472
First Lien Term Loan - Tranche B	796,374	792,392	792,372	756,715

Derivatives

At December 31, 2021 and June 30, 2022, the fair value of the Company’s $850,000 notional amount interest rate swap agreements was $5,810 and $36,606, respectively, which is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets. The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

Business acquisitions

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2021 and the six months ended June 30, 2022:

Balance at January 1, 2021	$169,670
Additions to estimated contingent consideration	212,074
Payments of contingent consideration	(143,107)
Non-cash changes in fair value of estimated contingent consideration	112,416
Other	(1,026)
Balance at December 31, 2021	$350,027
Additions to estimated contingent consideration	18,474
Payments of contingent consideration	(72,346)
Non-cash changes in fair value of estimated contingent consideration	(51,742)
Other	(1,551)
Balance at June 30, 2022	$242,862

Estimated contingent consideration is included in contingent consideration and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

At December 31, 2021 and June 30, 2022, amounts due to sellers in connection with business acquisitions of $114,156 and $124,466, respectively, are included in contingent consideration and other liabilities in the unaudited condensed consolidated balance sheets.

During the year ended December 31, 2021, the Company paid $131,827 in cash and issued $11,280 in Focus LLC common units as contingent consideration associated with business acquisitions. During the six months ended June 30, 2022, the Company paid $62,648 in cash and issued $9,698 in Focus LLC common units as contingent consideration associated with business acquisitions.

During the six months ended June 30, 2021 and 2022, the Company paid cash of $1,376 and $4,827, respectively, as contingent consideration associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the unaudited condensed consolidated statement of cash flows.

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2021 and June 30, 2022 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2021	Techniques	Inputs	Ranges
$350,027	Monte Carlo Simulation Model	Forecasted growth rates	0.7% - 20.1%
		Discount rates	9.0% - 15.0%

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
June 30, 2022	Techniques	Inputs	Ranges
$242,862	Monte Carlo Simulation Model	Forecasted growth rates	(21.8)% - 32.1%
		Discount rates	11.0% - 17.0%

7. CREDIT FACILITY

As of June 30, 2022, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $2,394,954 first lien term loan (the “First Lien Term Loan”), consisting of a tranche A (“Tranche A”) and tranche B (“Tranche B”), and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

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

In April 2022, Focus LLC amended the First Lien Revolver to extend the maturity date to June 2024 and change the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). As amended, the First Lien Revolver bears interest (at Focus LLC’s option) at SOFR, including a credit adjustment spread, plus a margin of 2.00% with step downs to 1.75%, 1.50% and 1.25% or the lender’s Base Rate plus a margin of 1.00% with step downs to 0.75%, 0.50% and 0.25%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio. Up to $30,000 of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. In connection with the amendment, Focus LLC incurred $1,111 in debt financing costs.

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At June 30, 2022, Focus LLC’s First Lien Leverage Ratio was 3.90:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $583,229 at June 30, 2022. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2021. Based on the excess cash flow calculation for the year ended December 31, 2021, no contingent principal payments are required to be made in 2022.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2021 and June 30, 2022:

	December 31,	June 30,
	2021	2022
First Lien Term Loan - Tranche A	$1,610,928	$1,602,582
First Lien Term Loan - Tranche B	796,374	792,372
First Lien Revolver	—	100,000
Unamortized debt financing costs	(7,523)	(6,669)
Unamortized discount	(6,110)	(5,588)
Total	$2,393,669	$2,482,697

At December 31, 2021 and June 30, 2022, unamortized debt financing costs associated with the First Lien Revolver of $4,254 and $4,169, respectively, were recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

Weighted-average interest rates for outstanding borrowings were approximately 3% for the year ended December 31, 2021 and the six months ended June 30, 2022.

As of December 31, 2021 and June 30, 2022, the First Lien Revolver available unused commitment line was $642,085 and $539,996, respectively.

As of December 31, 2021 and June 30, 2022, Focus LLC was contingently obligated for letters of credit in the amount of $7,915 and $10,004, respectively, each bearing interest at an annual rate of approximately 2%.

8. DERIVATIVES

At June 30, 2022, the Company has (i) a 4 year floating to fixed interest rate swap with a notional amount of $400,000 that was entered into in March 2020, the terms of which provide that the Company pays interest to the counterparty each month at a rate of 0.713% and receives interest from the counterparty each month at the 1 month USD LIBOR rate, subject to a 0% floor and (ii) two 4 year floating to fixed interest rate swap agreements with notional amounts of $250,000 and $200,000, that were entered into in April 2020, the terms of which provide that the Company pays interest to the counterparties each month at a rate of 0.537% and 0.5315%, respectively, and receives interest from the counterparties each month at the 1 month USD LIBOR rate, subject to a 0% floor. The interest rate swaps effectively fix the variable interest rate applicable to $850,000 of borrowings outstanding on the First Lien Term Loan. The Company designated these swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on these portions of its First Lien Term Loan borrowings.

At December 31, 2021 and June 30, 2022, the fair value of the interest rate swaps was $5,810 and $36,606, respectively, which is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets. The interest rate swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive income, net of tax of $1,194 and $7,889 at December 31, 2021 and June 30, 2022, respectively.

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

In May 2022, the Company issued an aggregate of 80,000 shares of Class A common stock and retired 80,000 shares of Class B common stock and acquired 80,000 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

Other

In February 2022, Focus LLC issued 187,795 common units and Focus Inc. issued a corresponding number of shares of Class B common stock in connection with a contingent consideration payment.

In April 2022, Focus LLC issued 512,290 common units and Focus Inc. issued a corresponding number of shares of Class B common stock in connection with an acquisition.

Stock Options and Restricted Stock Units

The following table provides information relating to the changes in the Company’s stock options during the six months ended June 30, 2022:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding—January 1, 2022	1,931,868	$37.47
Granted	351,476	51.71
Exercised	(15,309)	27.60
Forfeited	(75,601)	52.20
Outstanding—June 30, 2022	2,192,434	39.32
Vested—June 30, 2022	851,146	31.62

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

The estimated grant-date fair value of the time-based stock option grants during the six months ended June 30, 2022 were calculated based on the following weighted-average assumptions:

Expected term	6.3	years
Expected stock price volatility	34%
Risk-free interest rate	1.85%
Expected dividend yield	—%
Weighted average grant date fair value	$19.08

The following table provides information relating to the changes in the Company’s restricted stock units during the six months ended June 30, 2022:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2022	187,756	$47.69
Granted	—	—
Forfeited	(15,713)	46.80
Vested	—	—
Outstanding—June 30, 2022	172,043	47.77

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

The Company recognized $2,105 and $4,097 of non-cash equity compensation expense in relation to the stock options and restricted stock units during the three and six months ended June 30, 2022, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Focus LLC Restricted Common Units and Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC restricted common units during the six months ended June 30, 2022:

Weighted
	Restricted	Average
	Common	Grant Date
	Units	Fair Value
Outstanding—January 1, 2022	193,625	$54.70
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding—June 30, 2022	193,625	54.70

The following table provides information relating to the changes in Focus LLC incentive units during the six months ended June 30, 2022:

		Weighted
		Average
	Incentive	Hurdle
	Units	Price
Outstanding—January 1, 2022	16,146,524	$26.44
Granted	60,000	43.07
Exchanged	(4,250)	27.00
Forfeited	—	—
Outstanding—June 30, 2022	16,202,274	26.51
Vested—June 30, 2022	9,827,878	20.48

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

The estimated grant-date fair value of the time-based incentive unit grants during the six months ended June 30, 2022 was calculated based on the following weighted-average assumptions:

Expected term	5.0	years
Expected stock price volatility	34%
Risk-free interest rate	1.71%
Expected dividend yield	—%
Weighted average grant date fair value	$14.16

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at June 30, 2022 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	708,107	708,107
11.00	813,001	813,001
12.00	513,043	513,043
13.00	540,000	540,000
14.00	10,098	10,098
16.00	45,191	45,191
17.00	20,000	20,000
19.00	527,928	527,928
21.00	3,045,236	3,045,236
22.00	821,417	821,417
23.00	524,828	524,828
26.26	12,500	—
27.00	12,484	12,484
27.90	1,929,424	931,758
28.50	1,440,230	1,051,459
30.48	30,000	10,000
33.00	3,617,500	7,500
36.64	30,000	30,000
43.07	60,000	—
43.50	30,000	10,000
44.71	806,324	203,142
58.50	662,277	—
	16,202,274	9,827,878

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The Company recorded $5,398 and $10,113 of non-cash equity compensation expense for incentive units and restricted common units during the three and six months ended June 30, 2022, respectively.

10. INCOME TAXES

The estimated annual effective tax rate for the six months ended June 30, 2022 was 35.1% as compared to 45.1% for the year ended December 31, 2021. Income tax expense for the six months ended June 30, 2022 is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC and reflects an estimated valuation allowance of $9,021 for deferred tax assets relating to business interest carryforwards. The allocable portion of taxable income primarily differs from the net income attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

During the six months ended June 30, 2022, there were no changes to the Company’s uncertain tax positions.

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

As of June 30, 2022, the Company had recorded a liability of $216,765 relating to the TRA obligations. Future payments under the Tax Receivable Agreements in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded. During the six months ended June 30, 2022, payments totaling $3,856 were made under the Tax Receivable Agreements.

12. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2021 and June 30, 2022, the Company had recorded no liabilities in connection with this right.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2021 and June 30, 2022, a significant portion of cash and cash equivalents were held at a single institution.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

13. CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2021	2022
Supplemental disclosures of cash flow information—cash paid for:
Interest	$20,048	$34,952
Income taxes	$21,450	$22,571
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$67,183	$18,474

14. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three and six months ended June 30, 2021, the Company recognized expenses of $575 and $1,178, respectively, related to these reimbursements. During the three and six months ended June 30, 2022, the Company recognized expenses of $1,335 and $2,430, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

At June 30, 2022, affiliates of certain holders of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2022.

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

Overview

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment advisor (“RIA”) industry, with a footprint of over 85 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating as part of a scaled business model with aligned economic interests, while retaining their entrepreneurial culture and independence.

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

Since 2006, when we began revenue-generating and acquisition activities, we have created a partnership of over 85 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues of $1.8 billion for the year ended December 31, 2021 and approximately $1.1 billion for the six months ended June 30, 2022. For the year ended December 31, 2021 and the six months ended June 30, 2022, in excess of 95% of our revenues were fee-based and recurring in nature.

We have established a national footprint across the United States and primarily expanded our international footprint into Australia, Canada, Switzerland and the United Kingdom.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2022		2021		2022
		% of Total		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$404,970	95.2%	$517,421	96.0%	$779,815	95.2%	$1,032,600	96.0%
Other	20,385	4.8%	21,790	4.0%	39,715	4.8%	43,178	4.0%
Total revenues	$425,355	100.0%	$539,211	100.0%	$819,530	100.0%	$1,075,778	100.0%

During the three and six months ended June 30, 2022, our wealth management fees were impacted by the acquisition of a new partner firm and the growth of existing partner firms, which includes the acquisitions of wealth management practices by our existing partner firms. During the three and six months ended June 30, 2022, we completed the acquisition of one partner firm, Azimuth Capital Investment Management. During the three and six months ended June 30, 2022, our partner firms completed 4 and 5 acquisitions, respectively, consisting of business acquisitions accounted for in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 805: Business Combinations and an asset acquisition.

See Note 4 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

For the six months ended June 30, 2022, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Additionally, we estimate that approximately 23% of our revenues for the three and six months ended June 30, 2022 were not directly correlated to the financial markets. Of the approximately 77% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three and six months ended June 30, 2022, we estimate that approximately 67% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 67% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

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

Business Acquisitions

We completed five business acquisitions during the six months ended June 30, 2022, consisting of both a new partner firm and acquisitions by partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

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

The following table summarizes our business acquisitions for the six months ended June 30, 2022 (dollars in thousands):

Number of business acquisitions closed	5
Consideration:
Cash due at closing	$246,861
Cash due subsequent to closing at net present value	9,611
Fair market value of Focus LLC common units issued at closing	23,432
Fair market value of estimated contingent consideration	18,474
Total consideration	$298,378

During the six months ended June 30, 2022, our acquisitions have been paid for with a combination of cash on hand, cash generated by our operations, borrowings under the Credit Facility and Focus LLC common units.

Recent Developments

From July 1, 2022 to the date of this Quarterly Report, we completed 6 business acquisitions (accounted for in accordance with ASC Topic 805: Business Combinations) consisting of the acquisition of two new partner firms and acquisitions by partner firms. The estimated Acquired Base Earnings associated with the acquisition of the new partner firms during this period is approximately $7.8 million. For additional information regarding Acquired Base Earnings, please see “—How We Evaluate Our Business.”

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three and six months ended June 30, 2021 and 2022 include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$425,355	$539,211	$819,530	$1,075,778
Revenue growth (1) from prior period	35.8%	26.8%	26.0%	31.3%
Organic revenue growth (2) from prior period	28.8%	15.0%	20.2%	18.6%
Management Fees Metrics (operating expense):
Management fees	$116,205	$136,802	$218,277	$274,641
Management fees growth (3) from prior period	50.9%	17.7%	35.8%	25.8%
Organic management fees growth (4) from prior period	43.4%	8.4%	29.0%	14.5%
Net Income Metrics:
Net income	$5,174	$49,318	$7,656	$88,400
Net income growth from prior period	55.5%	*	(79.5)%	*
Income per share of Class A common stock:
Basic	$0.04	$0.51	$0.04	$0.95
Diluted	$0.04	$0.50	$0.04	$0.95
Income per share of Class A common stock growth from prior period:
Basic	(20.0)%	*	(91.7)%	*
Diluted	33.3%	*	(91.7)%	*
Adjusted EBITDA Metrics:
Adjusted EBITDA (5)	$107,789	$137,021	$208,784	$272,101
Adjusted EBITDA growth (5) from prior period	44.2%	27.1%	36.7%	30.3%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)	$67,800	$81,679	$131,249	$164,752
Adjusted Net Income Excluding Tax Adjustments growth (5) from prior period	50.3%	20.5%	44.8%	25.5%
Tax Adjustments
Tax Adjustments (5)(6)	$11,038	$15,977	$21,530	$30,790
Tax Adjustments growth from prior period (5)(6)	20.3%	44.7%	18.9%	43.0%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)	$0.84	$0.99	$1.62	$2.01
Tax Adjustments Per Share (5)(6)	$0.14	$0.19	$0.27	$0.37
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5) from prior period	42.4%	17.9%	36.1%	24.1%
Tax Adjustments Per Share growth from prior period (5)(6)	16.7%	35.7%	12.5%	37.0%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (5)	81,076,423	82,312,683	81,020,580	82,123,532
Other Metrics:
Net Leverage Ratio (7) at period end	3.54x	3.90x	3.54x	3.90x
Acquired Base Earnings (8)	$10,300	$11,450	$10,963	$11,450
Number of partner firms at period end (9)	74	85	74	85

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.

(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(6)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of June 30, 2022, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $63,213.
(7)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
(8)	The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our collective preferred position in Base Earnings or comparable measures. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.
(9)	Represents the number of partner firms on the last day of the period presented.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income excluding interest income, interest expense, income tax expense, amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, other expense-net and secondary offering expenses, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

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

Set forth below is a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2022	2021	2022

	(in thousands)
Net income	$5,174	$49,318	$7,656	$88,400
Interest income	(57)	(17)	(104)	(20)
Interest expense	10,829	19,892	21,350	37,508
Income tax expense	2,174	32,228	3,360	47,845
Amortization of debt financing costs	902	949	1,754	2,050
Intangible amortization	44,003	64,649	86,986	124,925
Depreciation and other amortization	3,606	3,805	7,213	7,438
Non‑cash equity compensation expense	6,275	7,503	18,631	14,210
Non‑cash changes in fair value of estimated contingent consideration	34,062	(42,757)	59,998	(51,742)
Other expense—net	534	1,451	531	1,487
Secondary offering expenses	287	—	1,409	—
Adjusted EBITDA	$107,789	$137,021	$208,784	$272,101

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

Adjusted Net Income Excluding Tax Adjustments Per Share is calculated by dividing Adjusted Net Income Excluding Tax Adjustments by the Adjusted Shares Outstanding. Adjusted Shares Outstanding includes: (i) the weighted average shares of Class A common stock outstanding during the periods, (ii) the weighted average incremental shares of Class A common stock related to stock options and restricted stock units outstanding during the periods, (iii) the weighted average number of Focus LLC common units outstanding during the periods (assuming that 100% of such Focus LLC common units, including contingently issuable Focus LLC common units, if any, have been exchanged for Class A common stock), (iv) the weighted average number of Focus LLC restricted common units outstanding during the periods (assuming that 100% of such Focus LLC restricted common units have been exchanged for Class A common stock) and (v) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the periods based on the closing price of our Class A common stock on the last trading day of the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock).

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

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share for the three and six months ended June 30, 2021 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

	(dollars in thousands, except per share data)
Net income	$5,174	$49,318	$7,656	$88,400
Income tax expense	2,174	32,228	3,360	47,845
Amortization of debt financing costs	902	949	1,754	2,050
Intangible amortization	44,003	64,649	86,986	124,925
Non‑cash equity compensation expense	6,275	7,503	18,631	14,210
Non‑cash changes in fair value of estimated contingent consideration	34,062	(42,757)	59,998	(51,742)
Secondary offering expenses (1)	287	—	1,409	—
Subtotal	92,877	111,890	179,794	225,688
Pro forma income tax expense (27%) (2)	(25,077)	(30,211)	(48,545)	(60,936)
Adjusted Net Income Excluding Tax Adjustments	$67,800	$81,679	$131,249	$164,752
Tax Adjustments (3)	$11,038	$15,977	$21,530	$30,790
Adjusted Net Income Excluding Tax Adjustments Per Share	$0.84	$0.99	$1.62	$2.01
Tax Adjustments Per Share (3)	$0.14	$0.19	$0.27	$0.37
Adjusted Shares Outstanding	81,076,423	82,312,683	81,020,580	82,123,532

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (4)	55,710,666	65,389,642	53,965,045	65,360,667
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options and restricted stock units (5)	452,156	206,735	453,475	321,414
Weighted average Focus LLC common units outstanding (6)	16,537,585	12,175,282	18,121,604	11,900,077
Weighted average Focus LLC restricted common units outstanding (7)	71,374	193,625	71,374	193,625
Weighted average common unit equivalent of Focus LLC incentive units outstanding (8)	8,304,642	4,347,399	8,409,082	4,347,749
Adjusted Shares Outstanding	81,076,423	82,312,683	81,020,580	82,123,532
(1)	Relates to offering expenses associated with the March 2021 and June 2021 secondary equity offerings.
(2)	The pro forma income tax rate of 27% reflects the estimated U.S. Federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.
(3)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of June 30, 2022, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $63,213.
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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2022

The following discussion presents an analysis of our results of operations for the three months ended June 30, 2021 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	June 30,
	2021	2022	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$404,970	$517,421	$112,451	27.8%
Other	20,385	21,790	1,405	6.9%
Total revenues	425,355	539,211	113,856	26.8%
Operating expenses:
Compensation and related expenses	139,045	178,131	39,086	28.1%
Management fees	116,205	136,802	20,597	17.7%
Selling, general and administrative	69,018	94,771	25,753	37.3%
Intangible amortization	44,003	64,649	20,646	46.9%
Non‑cash changes in fair value of estimated contingent consideration	34,062	(42,757)	(76,819)	*
Depreciation and other amortization	3,606	3,805	199	5.5%
Total operating expenses	405,939	435,401	29,462	7.3%
Income from operations	19,416	103,810	84,394	*
Other income (expense):
Interest income	57	17	(40)	(70.2)%
Interest expense	(10,829)	(19,892)	(9,063)	(83.7)%
Amortization of debt financing costs	(902)	(949)	(47)	(5.2)%
Other expense—net	(534)	(1,451)	(917)	*
Income from equity method investments	140	11	(129)	(92.1)%
Total other expense—net	(12,068)	(22,264)	(10,196)	(84.5)%
Income before income tax	7,348	81,546	74,198	*
Income tax expense	2,174	32,228	30,054	*
Net income	$5,174	$49,318	$44,144	*
*	Not meaningful

Revenues

Wealth management fees increased $112.5 million, or 27.8%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. New partner firms added subsequent to the three months ended June 30, 2021 that are included in our results of operations for the three months ended June 30, 2022 include ARS Wealth Advisors, Badgley Phelps Wealth Managers, Ancora Holdings, Sonora Investment Management, Cardinal Point, Ullmann Wealth Partners, Mosaic Family Wealth, Alley Company, Cassaday & Company, Provident Financial Management and Azimuth Capital Investment Management. Additionally, our partner firms completed 25 acquisitions subsequent to the three months ended June 30, 2021. The new partner firms contributed approximately $49.2 million in revenue during the three months ended June 30, 2022. The balance of the increase of $63.3 million was due to the revenue growth at our existing partner firms associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $1.4 million, or 6.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Other revenues from new partner firms was approximately $0.7 million. The balance of the increase of $0.7 million was due primarily to an increase in recordkeeping and administration fees.

Operating Expenses

Compensation and related expenses increased $39.1 million, or 28.1%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase related to new partner firms was approximately $12.4 million. Non-cash equity compensation increased $1.2 million primarily from equity grants in 2021 and incremental non-cash equity compensation expense from the modification of certain equity awards in 2022. The balance of the increase of $25.5 million was due primarily to an increase in salaries and related expense due to the growth of existing partner firms and partner firm-level acquisitions.

Management fees increased $20.6 million, or 17.7%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase related to new partner firms was approximately $10.8 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $9.8 million was primarily due to partner firm-level acquisitions and the increase in earnings during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Selling, general and administrative expenses increased $25.8 million, or 37.3%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. New partner firms added approximately $8.3 million. The balance of the increase of $17.5 million was due primarily to an increase in expenses related to travel and entertainment, professional fees and information technology expenses related to the growth of our existing partner firms and partner firm-level acquisitions.

Intangible amortization increased $20.6 million, or 46.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase related to new partner firms was approximately $12.8 million. The balance of the increase of $7.8 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration decreased $76.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. During the three months ended June 30, 2022, the probability that certain contingent consideration payments would be achieved decreased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in a decrease in the fair value of the contingent consideration liability.

Other income (expense)

Interest expense increased $9.1 million, or 83.7%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was due primarily to higher average outstanding borrowings during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Income Tax Expense

Income tax expense increased $30.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. For the three months ended June 30, 2022, we recorded tax expense based on an estimated annual effective tax rate of 35.1%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC and reflects an estimated valuation allowance of $9.0 million for deferred tax assets relating to business interest carryforwards.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2022

The following discussion presents an analysis of our results of operations for the six months ended June 30, 2021 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Six Months Ended
	June 30,
	2021	2022	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$779,815	$1,032,600	$252,785	32.4%
Other	39,715	43,178	3,463	8.7%
Total revenues	819,530	1,075,778	256,248	31.3%
Operating expenses:
Compensation and related expenses	280,088	359,931	79,843	28.5%
Management fees	218,277	274,641	56,364	25.8%
Selling, general and administrative	132,844	183,421	50,577	38.1%
Intangible amortization	86,986	124,925	37,939	43.6%
Non‑cash changes in fair value of estimated contingent consideration	59,998	(51,742)	(111,740)	*
Depreciation and other amortization	7,213	7,438	225	3.1%
Total operating expenses	785,406	898,614	113,208	14.4%
Income from operations	34,124	177,164	143,040	*
Other income (expense):
Interest income	104	20	(84)	(80.8)%
Interest expense	(21,350)	(37,508)	(16,158)	(75.7)%
Amortization of debt financing costs	(1,754)	(2,050)	(296)	(16.9)%
Other expense—net	(531)	(1,487)	(956)	*
Income from equity method investments	423	106	(317)	(74.9)%
Total other expense—net	(23,108)	(40,919)	(17,811)	(77.1)%
Income before income tax	11,016	136,245	125,229	*
Income tax expense	3,360	47,845	44,485	*
Net income	$7,656	$88,400	$80,744	*

Revenues

Wealth management fees increased $252.8 million, or 32.4%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. New partner firms added subsequent to the six months ended June 30, 2021 that are included in our results of operations for the six months ended June 30, 2022 include ARS Wealth Advisors, Badgley Phelps Wealth Managers, Ancora Holdings, Sonora Investment Management, Cardinal Point, Ullmann Wealth Partners, Mosaic Family Wealth, Alley Company, Cassaday & Company, Provident Financial Management and Azimuth Capital Investment Management. Additionally, our partner firms completed 25 acquisitions subsequent to the six months ended June 30, 2021. The new partner firms contributed approximately $95.7 million in revenue during the six months ended June 30, 2022. The balance of the increase of $157.1 million was due to the revenue growth at our existing partner firms associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $3.5 million, or 8.7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Other revenues from new partner firms was approximately $1.5 million. The balance of the increase of $2.0 million was due primarily to an increase in recordkeeping and administration fees.

Operating Expenses

Compensation and related expenses increased $79.8 million, or 28.5%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase related to new partner firms was approximately $24.5 million. The balance of the increase of $55.3 million was due primarily to an increase in salaries and related expense due to the growth of existing partner firms and partner firm-level acquisitions offset in part by a decrease in non-cash equity compensation expense of $4.4 million.

Management fees increased $56.4 million, or 25.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase related to new partner firms was approximately $22.5 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $33.9 million was primarily due to partner firm-level acquisitions and the increase in earnings during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Selling, general and administrative expenses increased $50.6 million, or 38.1%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. New partner firms added approximately $15.5 million. The balance of the increase of $35.1 million was due primarily to an increase in expenses related to travel and entertainment, professional fees and information technology expenses related to the growth of our existing partner firms and partner firm-level acquisitions.

Intangible amortization increased $37.9 million, or 43.6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase related to new partner firms was approximately $23.4 million. The balance of the increase of $14.5 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration decreased $111.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. During the six months ended June 30, 2022, the probability that certain contingent consideration payments would be achieved decreased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in a decrease in the fair value of the contingent consideration liability.

Other income (expense)

Interest expense increased $16.2 million, or 75.7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was due primarily to higher average outstanding borrowings during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Income Tax Expense

Income tax expense increased $44.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. For the six months ended June 30, 2022, we recorded tax expense based on an estimated annual effective tax rate of 35.1%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC and reflects an estimated valuation allowance of $9.0 million for deferred tax assets relating to business interest carryforwards.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2022, we met our cash and liquidity needs primarily through cash on hand, cash generated by our operations and borrowings under our Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by cash generated by our operations and borrowings under our Credit Facility, especially for acquisition activities. If our acquisition activity continues at an accelerated pace, or for larger acquisition opportunities, we may decide to issue equity either as consideration or in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

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

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. During the six months ended June 30, 2022, payments totaling $3.9 million were made under the Tax Receivable Agreements. As of June 30, 2022, we expect that future payments to the TRA holders will be $216.8 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2021 and 2022:

	Six Months Ended
	June 30,
	2021	2022	$ Change	% Change

	(dollars in thousands)
Cash provided by (used in):
Operating activities	$151,960	$129,292	$(22,668)	(14.9)%
Investing activities	(105,556)	(263,717)	(158,161)	(149.8)%
Financing activities	31,745	46,129	14,384	45.3%
Cash and cash equivalents—end of period	143,981	221,049	77,068	53.5%

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

Net cash provided by operating activities decreased $22.7 million, or 14.9%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was related to working capital changes, primarily in amounts due to affiliates and contingent consideration and other liabilities, offset partially by the increase in Adjusted EBITDA during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Investing Activities

Net cash used in investing activities increased $158.2 million, or 149.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was due primarily to an increase in cash paid for acquisitions and contingent consideration of $170.0 million offset in part by a decrease in investment and other, net of $13.9 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 increased $14.4 million, or 45.3%, compared to the six months ended June 30, 2021. The increase was primarily due to a decrease in contingent consideration paid of $35.6 million offset in part by a decrease net borrowings under our Credit Facility of $23.4 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

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

	Trailing 4-Quarters Ended June 30,
	2021	2022

	(in thousands)
Net cash provided by operating activities (1)	$298,943	$291,250
Purchase of fixed assets	(17,720)	(13,129)
Distributions for unitholders	(33,922)	(29,159)
Payments under tax receivable agreements	(4,423)	(3,856)
Adjusted Free Cash Flow	$242,878	$245,106

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended June 30, 2021 was $3.8 million, $2.4 million, $5.3 million and $11.6 million, respectively, totaling $23.1 million for the trailing 4-quarters ended June 30, 2021. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended June 30, 2022 was $20.4 million, $16.4 million, $23.1 million and $18.2 million, respectively, totaling $78.1 million for the trailing 4-quarters ended ended June 30, 2022. See Note 6 to our unaudited condensed consolidated financial statements for additional information.

Credit Facilities

As of June 30, 2022, our credit facility (the “Credit Facility”) consisted of a $2.4 billion first lien term loan (the “First Lien Term Loan”), consisting of a tranche A (“Tranche A”) and tranche B (“Tranche B”), and a $650.0 million first lien revolving credit facility (the “First Lien Revolver”).

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At June 30, 2022, our First Lien Leverage Ratio was 3.90:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $583.2 million at June 30, 2022. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2021. Based on the excess cash flow calculation for the year ended December 31, 2021, no contingent principal payments are required to be made in 2022.

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

At June 30, 2022, outstanding stated value borrowings under the First Lien Term Loan and First Lien Revolver were approximately $2.5 billion. The weighted-average interest rate for outstanding borrowings was approximately 3% for the six months ended June 30, 2022. As of June 30, 2022, the First Lien Revolver available unused commitment line was $540.0 million. At June 30, 2022, we had outstanding letters of credit in the amount of $10.0 million bearing interest at an annual rate of approximately 2%.

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

Critical Accounting Policies

As of June 30, 2022, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the six months ended June 30, 2022, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements in March and April 2020 to manage interest rate exposure in connection with our variable interest rate borrowings. As of June 30, 2022, we had total stated value borrowings outstanding under our First Lien Term Loan and First Lien Revolver of approximately $2.5 billion. At June 30, 2022, interest payments associated with $850.0 million of these borrowings was effectively converted to a fixed rate through the use of interest rate swaps and interest on the remaining borrowings under our First Lien Term Loan and First Lien Revolver remained subject to variable rates based on LIBOR and SOFR, respectively. If LIBOR and SOFR in effect were each 1.0% higher throughout the six months ended June 30, 2022, our interest expense would have increased by approximately $7.2 million.

Our First Lien Term Loan uses LIBOR as a benchmark for establishing the interest rate. 1-, 3-, 6- and 12-month LIBOR are expected to be replaced by SOFR in 2023. We expect SOFR to be a reasonable replacement for LIBOR and do not expect any material impact on the interest rates we pay.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2022, Focus LLC issued 512,290 common units and we issued a corresponding number of shares of Class B common stock in connection with an acquisition.

In May 2022, we issued an aggregate of 80,000 shares of Class A common stock and retired 80,000 shares of Class B common stock and we acquired 80,000 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

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
10.1

Amendment No. 9 to First Lien Credit Agreement, dated as of April 13, 2022, among Focus Financial Partners, LLC, Bank of America, N.A., as revolver administrative agent, and the lenders party thereto.(2)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document.
*	Filed or furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on April 18, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FOCUS FINANCIAL PARTNERS INC.

Date: August 4, 2022	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)