Form 10-Q
period 2022-09-30
Focus Financial Partners Inc.
filed 2022-11-03
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 1, 2022, the registrant had 65,865,932 shares of Class A common stock and 11,653,693 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2021	2022
ASSETS
Cash and cash equivalents	$310,684	$128,528
Accounts receivable less allowances of $3,255 at 2021 and $3,949 at 2022	198,827	207,992
Prepaid expenses and other assets	123,826	174,007
Fixed assets—net	47,199	49,818
Operating lease assets	249,850	257,749
Debt financing costs—net	4,254	3,648
Deferred tax assets—net	267,332	232,332
Goodwill	1,925,315	2,092,787
Other intangible assets—net	1,581,719	1,637,816
TOTAL ASSETS	$4,709,006	$4,784,677
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$11,580	$11,822
Accrued expenses	72,572	108,542
Due to affiliates	105,722	66,868
Deferred revenue	10,932	15,554
Contingent consideration and other liabilities	468,284	320,176
Deferred tax liabilities	31,973	39,477
Operating lease liabilities	277,324	286,930
Borrowings under credit facilities (stated value of $2,407,302 and $2,438,779 at December 31, 2021 and September 30, 2022, respectively)	2,393,669	2,427,211
Tax receivable agreements obligations	219,542	221,237
TOTAL LIABILITIES	3,591,598	3,497,817
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 65,320,124 and 65,865,932 shares issued and outstanding at December 31, 2021 and September 30, 2022, respectively	653	658
Class B common stock, par value $0.01, 500,000,000 shares authorized; 11,439,019 and 11,653,693 shares issued and outstanding at December 31, 2021 and September 30, 2022, respectively	114	116
Additional paid-in capital	841,753	930,042
Retained earnings	24,995	116,429
Accumulated other comprehensive income	3,029	11,378
Total shareholders' equity	870,544	1,058,623
Non-controlling interest	246,864	228,237
Total equity	1,117,408	1,286,860
TOTAL LIABILITIES AND EQUITY	$4,709,006	$4,784,677

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2022	2021	2022
REVENUES:
Wealth management fees	$433,967	$499,017	$1,213,782	$1,531,617
Other	20,568	20,847	60,283	64,025
Total revenues	454,535	519,864	1,274,065	1,595,642
OPERATING EXPENSES:
Compensation and related expenses	144,249	186,320	424,337	546,251
Management fees	127,166	122,971	345,443	397,612
Selling, general and administrative	75,637	89,915	208,481	273,336
Intangible amortization	46,055	67,331	133,041	192,256
Non-cash changes in fair value of estimated contingent consideration	36,243	(30,708)	96,241	(82,450)
Depreciation and other amortization	3,622	4,016	10,835	11,454
Total operating expenses	432,972	439,845	1,218,378	1,338,459
INCOME FROM OPERATIONS	21,563	80,019	55,687	257,183
OTHER INCOME (EXPENSE):
Interest income	206	126	310	146
Interest expense	(16,543)	(26,491)	(37,893)	(63,999)
Amortization of debt financing costs	(1,102)	(949)	(2,856)	(2,999)
Other income (expense)—net	312	(2,347)	(219)	(3,834)
Income from equity method investments	91	51	514	157
Total other expense—net	(17,036)	(29,610)	(40,144)	(70,529)
INCOME BEFORE INCOME TAX	4,527	50,409	15,543	186,654
INCOME TAX EXPENSE	2,678	12,120	6,038	59,965
NET INCOME	1,849	38,289	9,505	126,689
Non-controlling interest	(1,200)	(9,040)	(6,623)	(35,255)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$649	$29,249	$2,882	$91,434
Income per share of Class A common stock:
Basic	$0.01	$0.45	$0.05	$1.40
Diluted	$0.01	$0.44	$0.05	$1.39
Weighted average shares of Class A common stock outstanding:
Basic	59,940,166	65,599,493	55,978,639	65,441,151
Diluted	60,438,510	65,821,228	56,447,070	65,729,339

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income (loss)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2022	2021	2022
Net income	$1,849	$38,289	$9,505	$126,689
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,057)	(13,237)	(5,876)	(20,662)
Unrealized gain on interest rate swaps designated as cash flow hedges	432	7,710	5,937	31,811
Comprehensive income (loss)	(2,776)	32,762	9,566	137,838
Less: Comprehensive (income) loss attributable to non-controlling interest	14	(7,994)	(7,194)	(38,055)
Comprehensive income (loss) attributable to common shareholders	$(2,762)	$24,768	$2,372	$99,783

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the nine months ended
	September 30,
	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,505	$126,689
Adjustments to reconcile net income to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	133,041	192,256
Depreciation and other amortization	10,835	11,454
Amortization of debt financing costs	2,856	2,999
Non-cash equity compensation expense	24,569	22,190
Non-cash changes in fair value of estimated contingent consideration	96,241	(82,450)
Income from equity method investments	(514)	(157)
Distributions received from equity method investments	773	1,059
Deferred taxes and other non-cash items	(570)	38,492
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(22,247)	(7,959)
Prepaid expenses and other assets	(17,731)	(7,083)
Accounts payable	1,974	21
Accrued expenses	35,382	37,729
Due to affiliates	22,715	(39,020)
Contingent consideration and other liabilities	(61,181)	(69,038)
Deferred revenue	2,200	3,134
Net cash provided by operating activities	237,848	230,316
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(286,803)	(361,675)
Purchase of fixed assets	(6,560)	(13,152)
Investment and other, net	(17,232)	(5,232)
Net cash used in investing activities	(310,595)	(380,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	1,169,500	100,000
Repayments of borrowings under credit facilities	(419,145)	(68,523)
Proceeds from issuance of common stock, net	25,767	—
Payments in connection with unit redemption, net	(25,767)	—
Payments in connection with tax receivable agreements	(4,423)	(3,856)
Contingent consideration paid	(67,735)	(35,929)
Payments of deferred acquisition consideration	—	(1,484)
Payments of debt financing costs	(8,282)	(1,111)
Proceeds from exercise of stock options	6,186	1,158
Distributions for unitholders	(26,391)	(20,519)
Other	(46)	375
Net cash provided by (used in) financing activities	649,664	(29,889)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(568)	(2,524)
CHANGE IN CASH AND CASH EQUIVALENTS	576,349	(182,156)
CASH AND CASH EQUIVALENTS:
Beginning of period	65,858	310,684
End of period	$642,207	$128,528

See Note 13 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Three months ended September 30, 2021 and 2022

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total Equity
Balance at July 1, 2021	59,792,889	$598	12,692,740	$127	$650,421	$16,816	$734	$668,696	$230,389	$899,085
Net income	—	—	—	—	—	649	—	649	1,200	1,849
Issuance of units in connection with an acquisition and contingent consideration	—	—	64,706	—	—	—	—	—	—	—
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	418,669	4	(418,669)	(4)	21,901	—	—	21,901	—	21,901
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	34,898	—	—	—	1,825	—	—	1,825	—	1,825
Exercise of stock options	68,885	1	—	—	2,168	—	—	2,169	—	2,169
Change in non-controlling interest allocation	—	—	—	—	(18,833)	—	—	(18,833)	(4,129)	(22,962)
Non-cash equity compensation expenses	—	—	—	—	1,569	—	—	1,569	—	1,569
Currency translation adjustment-net of tax	—	—	—	—	—	—	(3,735)	(3,735)	(1,322)	(5,057)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	324	324	108	432
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	490	—	—	490	—	490
Balance at September 30, 2021	60,315,341	$603	12,338,777	$123	$659,541	$17,465	$(2,677)	$675,055	$226,246	$901,301

Balance at July 1, 2022	65,442,389	654	12,034,104	120	910,222	87,180	15,859	$1,014,035	$234,821	$1,248,856
Net income	—	—	—	—	—	29,249	—	29,249	9,040	38,289
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	381,573	4	(381,573)	(4)	15,469	—	—	15,469	—	15,469
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	15,158	—	—	—	615	—	—	615	—	615
Exercise of stock options	26,767	—	—	—	736	—	—	736	—	736
Restricted stock units vesting and related withholding	45	—	—	—	—	—	—	—	—	—
Restricted common units vesting	—	—	1,162	—	—	—	—	—	—	—
Change in non-controlling interest allocation	—	—	—	—	1,009	—	—	1,009	(14,578)	(13,569)
Non-cash equity compensation expenses	—	—	—	—	2,226	—	—	2,226	—	2,226
Currency translation adjustment-net of tax	—	—	—	—	—	—	(10,666)	(10,666)	(2,571)	(13,237)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	6,185	6,185	1,525	7,710
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(235)	—	—	(235)	—	(235)
Balance at September 30, 2022	65,865,932	$658	11,653,693	$116	$930,042	$116,429	$11,378	$1,058,623	$228,237	$1,286,860

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Nine months ended September 30, 2021 and 2022

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total Equity
Balance at January 1, 2021	51,158,712	$512	20,661,595	$207	$526,664	$14,583	$(2,167)	$539,799	$319,080	$858,879
Net income	—	—	—	—	—	2,882	—	2,882	6,623	9,505
Issuance of units in connection with an acquisition and contingent consideration	—	—	233,098	1	—	—	—	1	—	1
Issuance (cancellation) of common stock in connection with offering, net	6,568,098	65	(6,306,301)	(63)	317,858		—	317,860	—	317,860
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	2,249,615	22	(2,249,615)	(22)	109,677	—	—	109,677	—	109,677
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	169,530	2	—	—	8,348	—	—	8,350	—	8,350
Exercise of stock options	169,386	2	—	—	5,343	—	—	5,345	—	5,345
Change in non-controlling interest allocation	—	—	—	—	(328,318)	—	—	(328,318)	(100,028)	(428,346)
Non-cash equity compensation expenses	—	—	—	—	3,859	—	—	3,859	—	3,859
Currency translation adjustment-net of tax	—	—	—	—	—	—	(4,516)	(4,516)	(1,360)	(5,876)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	4,006	4,006	1,931	5,937
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	16,110	—	—	16,110	—	16,110
Balance at September 30, 2021	60,315,341	$603	12,338,777	$123	$659,541	$17,465	$(2,677)	$675,055	$226,246	$901,301

Balance at January 1, 2022	65,320,124	$653	11,439,019	$114	$841,753	$24,995	$3,029	$870,544	$246,864	$1,117,408
Net income	—	—	—	—	—	91,434	—	91,434	35,255	126,689
Issuance of units in connection with an acquisition and contingent consideration	—	—	700,085	7	—	—	—	7	—	7
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	486,573	5	(486,573)	(5)	19,592	—	—	19,592	—	19,592
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	17,114	—	—	—	702	—	—	702	—	702
Exercise of stock options	42,076	—	—	—	1,158	—	—	1,158	—	1,158
Restricted stock units vesting and related withholding	45	—	—	—	—	—	—	—	—	—
Restricted common units vesting	—	—	1,162	—	—	—	—	—	—	—
Change in non-controlling interest allocation	—	—	—	—	65,618	—	—	65,618	(56,682)	8,936
Non-cash equity compensation expenses	—	—	—	—	6,323	—	—	6,323	—	6,323
Currency translation adjustment-net of tax	—	—	—	—	—	—	(16,574)	(16,574)	(4,088)	(20,662)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	24,923	24,923	6,888	31,811
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(5,104)	—	—	(5,104)	—	(5,104)
Balance at September 30, 2022	65,865,932	$658	11,653,693	$116	$930,042	$116,429	$11,378	$1,058,623	$228,237	$1,286,860

See notes to unaudited condensed consolidated financial statementsClick or tap here to enter text.

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Domestic revenue	$427,729	$486,536	$1,197,874	$1,504,221
International revenue	26,806	33,328	76,191	91,421
Total revenue	$454,535	$519,864	$1,274,065	$1,595,642

International revenue primarily consists of revenue generated by partner firm legal entities in Australia, Canada, Switzerland and the United Kingdom.

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

3. NON-CONTROLLING INTEREST AND INCOME PER SHARE

The calculation of controlling and non-controlling interest is as follows as of September 30, 2021 and 2022:

	2021	2022
Focus LLC common units	12,338,777	11,653,693
Focus LLC restricted common units	71,374	192,463
Common unit equivalents of outstanding vested and unvested Focus LLC incentive units(1)	8,656,088	3,680,928
Total common units, restricted common units and common unit equivalents attributable to non-controlling interest	21,066,239	15,527,084
Total common units, restricted common units and common unit equivalents of incentive units outstanding	81,381,580	81,393,016
Non-controlling interest allocation	25.9%	19.1%
Company’s interest in Focus LLC	74.1%	80.9%
(1)	Focus LLC common units issuable upon conversion of 16,233,899 and 16,165,917 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of September 30, 2021 and 2022, respectively, was

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

Basic income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods. The calculation of basic income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Net income attributable to common shareholders	$649	$29,249	$2,882	$91,434

Weighted average shares of Class A common stock outstanding	59,940,166	65,599,493	55,978,639	65,441,151

Basic income per share	$0.01	$0.45	$0.05	$1.40

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022
Net income attributable to common shareholders	$649	$29,249	$2,882	$91,434

Weighted average shares of Class A common stock outstanding	59,940,166	65,599,493	55,978,639	65,441,151
Effect of dilutive stock options	441,809	197,520	420,801	264,938
Effect of dilutive restricted stock units	56,535	24,215	47,630	23,250
Total	60,438,510	65,821,228	56,447,070	65,729,339

Diluted income per share	$0.01	$0.44	$0.05	$1.39

Diluted income per share for the three and nine months ended September 30, 2021 and 2022 excludes shares related to 155,000 market-based stock options, as modified, that vest on the sixth anniversary of the pricing of the Company’s initial public offering (“IPO”) with vesting based on the highest volume weighted average per share price for any ninety-calendar day period (“90-day VWAP”) prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between (see Note 9). Such market-based criteria were not met at September 30, 2021 and 2022.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Focus LLC common, restricted common and incentive units may be exchanged for the Company’s Class A common stock, subject to certain limitations (see Note 9). In computing the dilutive effect, if any, that the exchange would have on net income per share, net income attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the three and nine months ended September 30, 2021 and 2022, such exchange is not reflected in diluted net income per share as the assumed exchange is not dilutive.

4. ACQUISITIONS

Business Acquisitions

Business acquisitions are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805: Business Combinations.

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the nine months ended September 30, 2022 is as follows:

2022
Number of business acquisitions closed	11
Consideration:
Cash due at closing	$356,854
Estimated working capital adjustment and other	889
Cash due subsequent to closing at net present value	9,611
Fair market value of Focus LLC common units issued at closing	23,432
Fair market value of estimated contingent consideration	28,869
Total consideration	$419,655
Allocation of purchase price:
Total tangible assets	$24,921
Total liabilities assumed	(29,072)
Customer relationships	232,125
Management contracts	8,805
Goodwill	181,302
Other acquired intangibles	1,574
Total allocated consideration	$419,655

Management believes approximately $368,287 of tax goodwill and intangibles related to business acquisitions completed during the nine months ended September 30, 2022 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2022 includes revenue and income from operations for the three business acquisitions that are new subsidiary partner firms from the acquisition date of $15,284 and $460, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Asset Acquisition

The Company separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805: Business Combinations. Total purchase consideration for asset acquisitions during the nine months ended September 30, 2022 consisted of cash of $6,823, cash due subsequent to closing of $3,000 and contingent consideration, the amount of which will be determined when the outcome is determinable.

The weighted-average useful lives of intangible assets acquired during the nine months ended September 30, 2022 are as follows:

Number of years
Customer relationships	9
Management contracts	7
Other acquired intangibles	5
Weighted-average useful life of all intangibles acquired	9

From October 1, 2022 to November 3, 2022, in aggregate the Company completed eight acquisitions, consisting of asset acquisitions and business acquisitions for cash of $44,452 plus contingent consideration.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2021 and the nine months ended September 30, 2022:

	December 31,	September 30,
	2021	2022
Balance beginning of period:
Goodwill	$1,278,183	$1,947,939
Cumulative impairment losses	(22,624)	(22,624)
	1,255,559	1,925,315
Goodwill acquired	677,195	181,302
Other	(7,439)	(13,830)
	669,756	167,472
Balance end of period:
Goodwill	1,947,939	2,115,411
Cumulative impairment losses	(22,624)	(22,624)
	$1,925,315	$2,092,787

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table summarizes the amortizing acquired intangible assets at December 31, 2021:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,228,461	$(787,016)	$1,441,445
Management contracts	191,578	(57,153)	134,425
Other acquired intangibles	10,911	(5,062)	5,849
Total	$2,430,950	$(849,231)	$1,581,719

The following table summarizes the amortizing acquired intangible assets at September 30, 2022:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,460,851	$(962,690)	$1,498,161
Management contracts	199,761	(66,860)	132,901
Other acquired intangibles	13,219	(6,465)	6,754
Total	$2,673,831	$(1,036,015)	$1,637,816

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Marketable securities

At September 30, 2022, the fair value of the Company’s investment in a mutual fund was $16,591 which is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets. The fair value was determined using Level 1 inputs.

First Lien Term Loan

The implied fair value of the Company’s First Lien Term Loan (as defined below) based on Level 2 inputs at December 31, 2021 and September 30, 2022 are as follows:

	December 31, 2021		September 30, 2022
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan - Tranche A	$1,610,928	$1,598,846	$1,598,408	$1,556,450
First Lien Term Loan - Tranche B	796,374	792,392	790,371	762,708

Derivatives

At December 31, 2021 and September 30, 2022, the fair value of the Company’s $850,000 notional amount interest rate swap agreements was $5,810 and $46,608, respectively, which is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets. The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

Business acquisitions

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2021 and the nine months ended September 30, 2022:

Balance at January 1, 2021	$169,670
Additions to estimated contingent consideration	212,074
Payments of contingent consideration	(143,107)
Non-cash changes in fair value of estimated contingent consideration	112,416
Other	(1,026)
Balance at December 31, 2021	$350,027
Additions to estimated contingent consideration	28,869
Assumed estimated contingent consideration obligation	12,637
Payments of contingent consideration	(116,449)
Non-cash changes in fair value of estimated contingent consideration	(82,450)
Other	(3,479)
Balance at September 30, 2022	$189,155

Estimated contingent consideration is included in contingent consideration and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

At December 31, 2021 and September 30, 2022, amounts due to sellers in connection with business acquisitions of $114,156 and $124,001, respectively, are included in contingent consideration and other liabilities in the unaudited condensed consolidated balance sheets.

During the year ended December 31, 2021, the Company paid $131,827 in cash and issued $11,280 in Focus LLC common units as contingent consideration associated with business acquisitions. During the nine months ended September 30, 2022, the Company paid $106,751 in cash and issued $9,698 in Focus LLC common units as contingent consideration associated with business acquisitions.

During the nine months ended September 30, 2021 and 2022, the Company paid cash of $3,911 and $8,646, respectively, as contingent consideration associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the unaudited condensed consolidated statement of cash flows.

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2021 and September 30, 2022 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2021	Techniques	Inputs	Ranges
$350,027	Monte Carlo Simulation Model	Forecasted growth rates	0.7% - 20.1%
		Discount rates	9.0% - 15.0%

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
September 30, 2022	Techniques	Inputs	Ranges
$189,155	Monte Carlo Simulation Model	Forecasted growth rates	(25.8)% - 38.5%
		Discount rates	12.0% - 19.0%

7. CREDIT FACILITY

As of September 30, 2022, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $2,388,779 first lien term loan (the “First Lien Term Loan”), consisting of a tranche A (“Tranche A”) and tranche B (“Tranche B”), and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At September 30, 2022, Focus LLC’s First Lien Leverage Ratio was 3.98:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $579,866 at September 30, 2022. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2021. Based on the excess cash flow calculation for the year ended December 31, 2021, no contingent principal payments are required to be made in 2022.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2021 and September 30, 2022:

	December 31,	September 30,
	2021	2022
First Lien Term Loan - Tranche A	$1,610,928	$1,598,408
First Lien Term Loan - Tranche B	796,374	790,371
First Lien Revolver	—	50,000
Unamortized debt financing costs	(7,523)	(6,241)
Unamortized discount	(6,110)	(5,327)
Total	$2,393,669	$2,427,211

At December 31, 2021 and September 30, 2022, unamortized debt financing costs associated with the First Lien Revolver of $4,254 and $3,648, respectively, were recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

Weighted-average interest rates for outstanding borrowings were approximately 3% for the year ended December 31, 2021 and the nine months ended September 30, 2022.

As of December 31, 2021 and September 30, 2022, the First Lien Revolver available unused commitment line was $642,085 and $590,079, respectively.

As of December 31, 2021 and September 30, 2022, Focus LLC was contingently obligated for letters of credit in the amount of $7,915 and $9,921, respectively, each bearing interest at an annual rate of approximately 2%.

8. DERIVATIVES

At September 30, 2022, the Company has (i) a 4 year floating to fixed interest rate swap with a notional amount of $400,000 that was entered into in March 2020, the terms of which provide that the Company pays interest to the counterparty each month at a rate of 0.713% and receives interest from the counterparty each month at the 1 month USD LIBOR rate, subject to a 0% floor and (ii) two 4 year floating to fixed interest rate swap agreements with notional amounts of $250,000 and $200,000, that were entered into in April 2020, the terms of which provide that the Company pays interest to the counterparties each month at a rate of 0.537% and 0.5315%, respectively, and receives interest from the counterparties each month at the 1 month USD LIBOR rate, subject to a 0% floor. The interest rate swaps effectively fix the variable interest rate applicable to $850,000 of borrowings outstanding on the First Lien Term Loan. The Company designated these swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on these portions of its First Lien Term Loan borrowings.

At December 31, 2021 and September 30, 2022, the fair value of the interest rate swaps was $5,810 and $46,608, respectively, which is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets. The interest rate swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive income (loss), net of tax of $1,194 and $10,181 at December 31, 2021 and September 30, 2022, respectively.

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

In August 2022, the Company issued an aggregate of 396,731 shares of Class A common stock and retired 381,573 shares of Class B common stock and 36,357 incentive units in Focus LLC, and acquired 396,731 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

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

Stock Options and Restricted Stock Units

The following table provides information relating to the changes in the Company’s stock options during the nine months ended September 30, 2022:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding—January 1, 2022	1,931,868	$37.47
Granted	351,476	51.71
Exercised	(42,076)	27.54
Forfeited	(79,247)	51.95
Outstanding—September 30, 2022	2,162,021	39.45
Vested—September 30, 2022	825,538	31.70

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

The estimated grant-date fair value of the time-based stock option grants during the nine months ended September 30, 2022 were calculated based on the following weighted-average assumptions:

Expected term	6.3	years
Expected stock price volatility	34%
Risk-free interest rate	1.85%
Expected dividend yield	—%
Weighted average grant date fair value	$19.08

The following table provides information relating to the changes in the Company’s restricted stock units during the nine months ended September 30, 2022:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2022	187,756	$47.69
Granted	—	—
Forfeited	(15,713)	46.80
Vested	(78)	48.09
Outstanding—September 30, 2022	171,965	47.77

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

The Company recognized $2,226 and $6,323 of non-cash equity compensation expense in relation to the stock options and restricted stock units during the three and nine months ended September 30, 2022, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Focus LLC Restricted Common Units and Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC restricted common units during the nine months ended September 30, 2022:

		Weighted
	Restricted	Average
	Common	Grant Date
	Units	Fair Value
Outstanding—January 1, 2022	193,625	$54.70
Granted	—	—
Forfeited	—	—
Vested	(1,162)	58.50
Outstanding—September 30, 2022	192,463	54.68

The following table provides information relating to the changes in Focus LLC incentive units during the nine months ended September 30, 2022:

		Weighted
		Average
	Incentive	Hurdle
	Units	Price
Outstanding—January 1, 2022	16,146,524	$26.44
Granted	60,000	43.07
Exchanged	(40,607)	25.83
Forfeited	—	—
Outstanding—September 30, 2022	16,165,917	26.51
Vested—September 30, 2022	9,827,010	20.54

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

The estimated grant-date fair value of the time-based incentive unit grants during the nine months ended September 30, 2022 was calculated based on the following weighted-average assumptions:

Expected term	5.0	years
Expected stock price volatility	34%
Risk-free interest rate	1.71%
Expected dividend yield	—%
Weighted average grant date fair value	$14.16

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at September 30, 2022 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	708,107	708,107
11.00	813,001	813,001
12.00	513,043	513,043
13.00	540,000	540,000
14.00	10,098	10,098
16.00	45,191	45,191
17.00	20,000	20,000
19.00	527,928	527,928
21.00	3,043,964	3,043,964
22.00	808,917	808,917
23.00	524,828	524,828
26.26	12,500	—
27.00	12,484	12,484
27.90	1,910,483	912,817
28.50	1,436,586	1,047,815
30.48	30,000	20,000
33.00	3,617,500	7,500
36.64	30,000	30,000
43.07	60,000	—
43.50	30,000	30,000
44.71	806,324	203,142
58.50	662,277	5,489
	16,165,917	9,827,010

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The Company recorded $5,754 and $15,867 of non-cash equity compensation expense for incentive units and restricted common units during the three and nine months ended September 30, 2022, respectively.

10. INCOME TAXES

The estimated annual effective tax rate for the nine months ended September 30, 2022 was 32.1% as compared to 45.1% for the year ended December 31, 2021. Income tax expense for the nine months ended September 30, 2022 is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC and reflects an estimated valuation allowance of $9,298 for deferred tax assets relating to business interest carryforwards. The allocable portion of taxable income primarily differs from the net income attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

During the nine months ended September 30, 2022, there were no changes to the Company’s uncertain tax positions.

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

As of September 30, 2022, the Company had recorded a liability of $221,237 relating to the TRA obligations. Future payments under the Tax Receivable Agreements in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded. During the nine months ended September 30, 2022, payments totaling $3,856 were made under the Tax Receivable Agreements.

12. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2021 and September 30, 2022, the Company had recorded no liabilities in connection with this right.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2021 and September 30, 2022, a significant portion of cash and cash equivalents were held at a single institution.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

13. CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2021	2022
Supplemental disclosures of cash flow information—cash paid for:
Interest	$36,201	$59,649
Income taxes	$30,567	$30,575
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$96,236	$28,869

14. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three and nine months ended September 30, 2021, the Company recognized expenses of $381 and $1,559, respectively, related to these reimbursements. During the three and nine months ended September 30, 2022, the Company recognized expenses of $582 and $3,012, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

At September 30, 2022, affiliates of certain holders of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2022.

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

Since 2006, when we began revenue-generating and acquisition activities, we have created a partnership of over 85 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues of approximately $1.8 billion for the year ended December 31, 2021 and approximately $1.6 billion for the nine months ended September 30, 2022. For the year ended December 31, 2021 and the nine months ended September 30, 2022, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and primarily expanded our international footprint into Australia, Canada, Switzerland and the United Kingdom.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2022		2021		2022
		% of Total		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$433,967	95.5%	$499,017	96.0%	$1,213,782	95.3%	$1,531,617	96.0%
Other	20,568	4.5%	20,847	4.0%	60,283	4.7%	64,025	4.0%
Total revenues	$454,535	100.0%	$519,864	100.0%	$1,274,065	100.0%	$1,595,642	100.0%

During the three and nine months ended September 30, 2022, our wealth management fees were impacted by the acquisition of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices by our existing partner firms. During the three and nine months ended September 30, 2022, we completed the acquisition of two and three partner firms, respectively. During the three months ended September 30, 2022, the new partner firms were Octogone Holding and Icon Wealth Partners. During the nine months ended September 30, 2022, the new partner firms were Azimuth Capital Investment Management, Octogone Holding and Icon Wealth Partners. During the three and nine months ended September 30, 2022, our partner firms completed 7 and 12 acquisitions, respectively, consisting of business acquisitions accounted for in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 805: Business Combinations and asset acquisitions.

See Note 4 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

For the nine months ended September 30, 2022, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Additionally, we estimate that approximately 24% and 23% of our revenues for the three and nine months ended September 30, 2022, respectively, were not directly correlated to the financial markets. Of the approximately 76% and 77% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three and nine months ended September 30, 2022, respectively, we estimate that approximately 66% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 66% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

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

Business Acquisitions

We completed 11 business acquisitions during the nine months ended September 30, 2022, consisting of both new partner firms and acquisitions by partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

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

The following table summarizes our business acquisitions for the nine months ended September 30, 2022 (dollars in thousands):

Number of business acquisitions closed	11
Consideration:
Cash due at closing	$356,854
Estimated working capital adjustment and other	889
Cash due subsequent to closing at net present value	9,611
Fair market value of Focus LLC common units issued at closing	23,432
Fair market value of estimated contingent consideration	28,869
Total consideration	$419,655

During the nine months ended September 30, 2022, our acquisitions have been paid for with a combination of cash on hand, cash generated by our operations, borrowings under the Credit Facility and Focus LLC common units.

Recent Developments

From October 1, 2022 to the date of this Quarterly Report, in aggregate we completed eight acquisitions consisting of asset acquisitions and business acquisitions (accounted for in accordance with ASC Topic 805: Business Combinations), consisting of the acquisition of one new partner firm and acquisitions by partner firms. The estimated

Acquired Base Earnings associated with the acquisition of the new partner firm during this period is $2.0 million. Furthermore, we have signed a definitive purchase agreement to acquire an additional partner firm with Acquired Base Earnings of approximately $5.3 million. This pending transaction is generally on terms and in a structure consistent with past transactions, and the closing is subject to customary closing conditions. Among other risks and uncertainties, there can be no guarantee that this pending acquisition will be completed. For additional information regarding Acquired Base Earnings, please see “—How We Evaluate Our Business.”

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three and nine months ended September 30, 2021 and 2022 include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$454,535	$519,864	$1,274,065	$1,595,642
Revenue growth (1) from prior period	37.1%	14.4%	29.8%	25.2%
Organic revenue growth (2) from prior period	28.8%	3.4%	23.1%	13.3%
Management Fees Metrics (operating expense):
Management fees	$127,166	$122,971	$345,443	$397,612
Management fees growth (3) from prior period	47.2%	(3.3)%	39.8%	15.1%
Organic management fees growth (4) from prior period	38.7%	(11.6)%	32.5%	5.1%
Net Income Metrics:
Net income	$1,849	$38,289	$9,505	$126,689
Net income growth from prior period	(53.1)%	*	(77.0)%	*
Income per share of Class A common stock:
Basic	$0.01	$0.45	$0.05	$1.40
Diluted	$0.01	$0.44	$0.05	$1.39
Income per share of Class A common stock growth from prior period:
Basic	(66.7)%	*	(90.2)%	*
Diluted	(66.7)%	*	(90.2)%	*
Adjusted EBITDA Metrics:
Adjusted EBITDA (5)	$113,512	$128,689	$322,296	$400,790
Adjusted EBITDA growth (5) from prior period	45.0%	13.4%	39.5%	24.4%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)	$68,521	$70,052	$199,770	$234,804
Adjusted Net Income Excluding Tax Adjustments growth (5) from prior period	42.9%	2.2%	44.2%	17.5%
Tax Adjustments
Tax Adjustments (5)(6)	$11,835	$16,664	$33,365	$47,454
Tax Adjustments growth from prior period (5)(6)	27.4%	40.8%	21.8%	42.2%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)	$0.84	$0.86	$2.44	$2.88
Tax Adjustments Per Share (5)(6)	$0.14	$0.20	$0.41	$0.58
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5) from prior period	33.3%	2.4%	34.1%	18.0%
Tax Adjustments Per Share growth from prior period (5)(6)	16.7%	42.9%	13.9%	41.5%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (5)	81,829,784	81,597,322	81,708,469	81,509,075
Other Metrics:
Net Leverage Ratio (7) at period end	3.54x	3.98x	3.54x	3.98x
Acquired Base Earnings (8)	$10,950	$7,849	$21,913	$19,299
Number of partner firms at period end (9)	76	87	76	87

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.
(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(6)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of September 30, 2022, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $65,666.
(7)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income excluding interest income, interest expense, income tax expense, amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, other income (expense)-net and secondary offering expenses, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

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

Set forth below is a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2022	2021	2022

	(in thousands)
Net income	$1,849	$38,289	$9,505	$126,689
Interest income	(206)	(126)	(310)	(146)
Interest expense	16,543	26,491	37,893	63,999
Income tax expense	2,678	12,120	6,038	59,965
Amortization of debt financing costs	1,102	949	2,856	2,999
Intangible amortization	46,055	67,331	133,041	192,256
Depreciation and other amortization	3,622	4,016	10,835	11,454
Non‑cash equity compensation expense	5,938	7,980	24,569	22,190
Non‑cash changes in fair value of estimated contingent consideration	36,243	(30,708)	96,241	(82,450)
Other (income) expense—net	(312)	2,347	219	3,834
Secondary offering expenses	—	—	1,409	—
Adjusted EBITDA	$113,512	$128,689	$322,296	$400,790

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

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share for the three and nine months ended September 30, 2021 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

	(dollars in thousands, except per share data)
Net income	$1,849	$38,289	$9,505	$126,689
Income tax expense	2,678	12,120	6,038	59,965
Amortization of debt financing costs	1,102	949	2,856	2,999
Intangible amortization	46,055	67,331	133,041	192,256
Non‑cash equity compensation expense	5,938	7,980	24,569	22,190
Non‑cash changes in fair value of estimated contingent consideration	36,243	(30,708)	96,241	(82,450)
Secondary offering expenses (1)	—	—	1,409	—
Subtotal	93,865	95,961	273,659	321,649
Pro forma income tax expense (27%) (2)	(25,344)	(25,909)	(73,889)	(86,845)
Adjusted Net Income Excluding Tax Adjustments	$68,521	$70,052	$199,770	$234,804
Tax Adjustments (3)	$11,835	$16,664	$33,365	$47,454
Adjusted Net Income Excluding Tax Adjustments Per Share	$0.84	$0.86	$2.44	$2.88
Tax Adjustments Per Share (3)	$0.14	$0.20	$0.41	$0.58
Adjusted Shares Outstanding	81,829,784	81,597,322	81,708,469	81,509,075

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (4)	59,940,166	65,599,493	55,978,639	65,441,151
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options and restricted stock units (5)	498,344	221,735	468,431	288,188
Weighted average Focus LLC common units outstanding (6)	12,609,173	11,898,233	16,263,935	11,899,456
Weighted average Focus LLC restricted common units outstanding (7)	71,374	192,627	71,374	193,289
Weighted average common unit equivalent of Focus LLC incentive units outstanding (8)	8,710,727	3,685,234	8,926,090	3,686,991
Adjusted Shares Outstanding	81,829,784	81,597,322	81,708,469	81,509,075
(1)	Relates to offering expenses associated with the March 2021 and June 2021 secondary equity offerings.
(2)	The pro forma income tax rate of 27% reflects the estimated U.S. Federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business.
(3)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of September 30, 2022, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $65,666.
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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2022

The following discussion presents an analysis of our results of operations for the three months ended September 30, 2021 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	September 30,
	2021	2022	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$433,967	$499,017	$65,050	15.0%
Other	20,568	20,847	279	1.4%
Total revenues	454,535	519,864	65,329	14.4%
Operating expenses:
Compensation and related expenses	144,249	186,320	42,071	29.2%
Management fees	127,166	122,971	(4,195)	(3.3)%
Selling, general and administrative	75,637	89,915	14,278	18.9%
Intangible amortization	46,055	67,331	21,276	46.2%
Non‑cash changes in fair value of estimated contingent consideration	36,243	(30,708)	(66,951)	*
Depreciation and other amortization	3,622	4,016	394	10.9%
Total operating expenses	432,972	439,845	6,873	1.6%
Income from operations	21,563	80,019	58,456	*
Other income (expense):
Interest income	206	126	(80)	(38.8)%
Interest expense	(16,543)	(26,491)	(9,948)	(60.1)%
Amortization of debt financing costs	(1,102)	(949)	153	13.9%
Other income (expense)—net	312	(2,347)	(2,659)	*
Income from equity method investments	91	51	(40)	(44.0)%
Total other expense—net	(17,036)	(29,610)	(12,574)	(73.8)%
Income before income tax	4,527	50,409	45,882	*
Income tax expense	2,678	12,120	9,442	*
Net income	$1,849	$38,289	$36,440	*
*	Not meaningful

Revenues

Wealth management fees increased $65.1 million, or 15.0%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. New partner firms added subsequent to the three months ended September 30, 2021 that are included in our results of operations for the three months ended September 30, 2022 include Ancora Holdings, Sonora Investment Management, Cardinal Point, Ullmann Wealth Partners, Mosaic Family Wealth, Alley Company, Cassaday & Company, Provident Financial Management, Azimuth Capital Investment Management, Octogone Holding and Icon Wealth Partners. Additionally, our partner firms completed 25 acquisitions subsequent to the three months ended September 30, 2021. The new partner firms contributed approximately $47.5 million in revenue during the three months ended September 30, 2022. The balance of the increase of $17.6 million was due to the revenue growth at our existing partner firms, including Connectus, associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $0.3 million, or 1.4%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Other revenues from new partner firms was approximately $0.9 million.

Operating Expenses

Compensation and related expenses increased $42.1 million, or 29.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase related to new partner firms was approximately $13.5 million. Non-cash equity compensation increased $2.0 million primarily from equity grants in 2021 and incremental non-cash equity compensation expense from the modification of certain equity awards in 2022. The balance of the increase of $26.6 million was due primarily to an increase in salaries and related expense due to the growth of existing partner firms, including Connectus, and partner firm-level acquisitions.

Management fees decreased $4.2 million, or 3.3%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This reflects an increase related to new partner firms of approximately $10.3 million. Management fees are variable and a function of earnings during the period. This increase was offset by a $14.5 million decrease in profitability splits with the management companies during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Selling, general and administrative expenses increased $14.3 million, or 18.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. New partner firms added approximately $8.2 million. The balance of the increase of $6.1 million was due primarily to an increase in expenses related to travel and entertainment and information technology expenses related to the growth of our existing partner firms, including Connectus, and partner firm-level acquisitions.

Intangible amortization increased $21.3 million, or 46.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase related to new partner firms was approximately $12.2 million. The balance of the increase of $9.1 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration decreased $67.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. During the three months ended September 30, 2022, the probability that certain contingent consideration payments would be achieved decreased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in a decrease in the fair value of the contingent consideration liability.

Other income (expense)

Interest expense increased $9.9 million, or 60.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was due primarily to higher average outstanding borrowings and higher average interest rates during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Income Tax Expense

Income tax expense increased $9.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. For the three months ended September 30, 2022, we recorded tax expense based on an estimated annual effective tax rate of 32.1%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC and reflects an estimated valuation allowance of $9.3 million for deferred tax assets relating to business interest carryforwards.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2022

The following discussion presents an analysis of our results of operations for the nine months ended September 30, 2021 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Nine Months Ended
	September 30,
	2021	2022	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$1,213,782	$1,531,617	$317,835	26.2%
Other	60,283	64,025	3,742	6.2%
Total revenues	1,274,065	1,595,642	321,577	25.2%
Operating expenses:
Compensation and related expenses	424,337	546,251	121,914	28.7%
Management fees	345,443	397,612	52,169	15.1%
Selling, general and administrative	208,481	273,336	64,855	31.1%
Intangible amortization	133,041	192,256	59,215	44.5%
Non‑cash changes in fair value of estimated contingent consideration	96,241	(82,450)	(178,691)	*
Depreciation and other amortization	10,835	11,454	619	5.7%
Total operating expenses	1,218,378	1,338,459	120,081	9.9%
Income from operations	55,687	257,183	201,496	*
Other income (expense):
Interest income	310	146	(164)	(52.9)%
Interest expense	(37,893)	(63,999)	(26,106)	(68.9)%
Amortization of debt financing costs	(2,856)	(2,999)	(143)	(5.0)%
Other expense—net	(219)	(3,834)	(3,615)	*
Income from equity method investments	514	157	(357)	(69.5)%
Total other expense—net	(40,144)	(70,529)	(30,385)	(75.7)%
Income before income tax	15,543	186,654	171,111	*
Income tax expense	6,038	59,965	53,927	*
Net income	$9,505	$126,689	$117,184	*

Revenues

Wealth management fees increased $317.8 million, or 26.2%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. New partner firms added subsequent to the nine months ended September 30, 2021 that are included in our results of operations for the nine months ended September 30, 2022 include Ancora Holdings, Sonora Investment Management, Cardinal Point, Ullmann Wealth Partners, Mosaic Family Wealth, Alley Company, Cassaday & Company, Provident Financial Management, Azimuth Capital Investment Management, Octogone Holding and Icon Wealth Partners. Additionally, our partner firms completed 25 acquisitions subsequent to the nine months ended September 30, 2021. The new partner firms contributed approximately $127.1 million in revenue during the nine months ended September 30, 2022. The balance of the increase of $190.7 million was due to the revenue growth at our existing partner firms, including Connectus, associated with wealth management services, which includes partner firm-level acquisitions, as well as a full period of revenue recognized during the nine months ended September 30, 2022 for partner firms that were acquired during the nine months ended September 30, 2021.

Other revenues increased $3.7 million, or 6.2%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Other revenues from new partner firms was approximately $2.4 million. The balance of the increase of $1.3 million was due primarily to an increase in recordkeeping and administration fees.

Operating Expenses

Compensation and related expenses increased $121.9 million, or 28.7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase related to new partner firms was approximately $34.3 million. The balance of the increase of $87.6 million was due primarily to an increase in salaries and related expense due to the growth of existing partner firms, including Connectus, and partner firm-level acquisitions offset in part by a decrease in non-cash equity compensation expense of $2.4 million.

Management fees increased $52.2 million, or 15.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase related to new partner firms was approximately $30.0 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $22.2 million was primarily due to partner firm-level acquisitions as well as a full period of management fees during the nine months ended September 30, 2022 for partner firms that were acquired during the nine months ended September 30, 2021.

Selling, general and administrative expenses increased $64.9 million, or 31.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. New partner firms added approximately $20.4 million. The balance of the increase of $44.5 million was due primarily to an increase in expenses related to travel and entertainment, professional fees, information technology expenses and referral fees related to the growth of our existing partner firms, including Connectus, and partner firm-level acquisitions.

Intangible amortization increased $59.2 million, or 44.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase related to new partner firms was approximately $31.9 million. The balance of the increase of $27.3 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration decreased $178.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the probability that certain contingent consideration payments would be achieved decreased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in a decrease in the fair value of the contingent consideration liability.

Other income (expense)

Interest expense increased $26.1 million, or 68.9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was due primarily to higher average outstanding borrowings and higher average interest rates during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Income Tax Expense

Income tax expense increased $53.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we recorded tax expense based on an estimated annual effective tax rate of 32.1%. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC and reflects an estimated valuation allowance of $9.3 million for deferred tax assets relating to business interest carryforwards.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2022, we met our cash and liquidity needs primarily through cash on hand, cash generated by our operations and borrowings under our Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by cash generated by our operations and borrowings under our Credit Facility, especially for acquisition activities. If our acquisition activity continues at an accelerated pace, or for larger acquisition opportunities, we may decide to issue equity either as consideration or, if market conditions are favorable, in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

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

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. During the nine months ended September 30, 2022, payments totaling $3.9 million were made under the Tax Receivable Agreements. As of September 30, 2022, we expect that future payments to the TRA holders that have already exchanged Focus LLC units will be $221.2 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2021 and 2022:

	Nine Months Ended
	September 30,
	2021	2022	$ Change	% Change

	(dollars in thousands)
Cash provided by (used in):
Operating activities	$237,848	$230,316	$(7,532)	(3.2)%
Investing activities	(310,595)	(380,059)	(69,464)	(22.4)%
Financing activities	649,664	(29,889)	(679,553)	(104.6)%
Cash and cash equivalents—end of period	642,207	128,528	(513,679)	(80.0)%

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

Net cash provided by operating activities decreased $7.5 million, or 3.2%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was principally related to changes in working capital including the timing of due to affiliate payments and an increase in interest payments, which were partially offset by an increase in Adjusted EBITDA of $78.5 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Investing Activities

Net cash used in investing activities increased $69.4 million, or 22.4%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was due primarily to an increase in cash paid for acquisitions and contingent consideration of $74.9 miilion offset in part by a decrease in investment and other, net of $12.0 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 decreased $679.6 million, or 104.6%, compared to the nine months ended September 30, 2021. The decrease was primarily due to a decrease in net borrowings under our Credit Facility of $718.9 million offset in part by a decrease in contingent consideration paid of $31.8 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Adjusted Free Cash Flow

To supplement our statements of cash flows presented on a GAAP basis, we use a non-GAAP liquidity measure on a trailing 4-quarter basis to analyze cash flows generated from our operations. We consider Adjusted Free Cash Flow to be a liquidity measure that provides useful information to investors about the amount of cash generated by the business and is one factor in evaluating the amount of cash available to pay contingent consideration and deferred acquisition consideration, make strategic acquisitions and repay outstanding borrowings. Adjusted Free Cash Flow does not represent our residual cash flow available for discretionary expenditures as it does not deduct our mandatory debt service requirements and other non-discretionary expenditures. We define Adjusted Free Cash Flow as net cash provided by operating activities, less purchase of fixed assets, distributions for Focus LLC unitholders and payments under Tax Receivable Agreements (if any). Adjusted Free Cash Flow is not defined under GAAP and should not be considered as an alternative to net cash from operating, investing or financing activities. Adjusted free cash flow may not be calculated the same for us as for other companies. The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our adjusted free cash flow.

	Trailing 4-Quarters Ended September 30,
	2021	2022

	(in thousands)
Net cash provided by operating activities (1)(2)	$310,742	$306,386
Purchase of fixed assets	(13,218)	(17,610)
Distributions for unitholders	(33,083)	(26,439)
Payments under tax receivable agreements	(4,423)	(3,856)
Adjusted Free Cash Flow	$260,018	$258,481

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended September 30, 2021 was $2.4 million, $5.3 million, $11.6 million and $20.4 million, respectively, totaling $39.7 million for the trailing 4-quarters ended September 30, 2021. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended September 30, 2022 was $16.4 million, $23.1 million, $18.2 million and $29.6 million, respectively, totaling $87.3 million for the trailing 4-quarters ended ended September 30, 2022. See Note 6 to our unaudited condensed consolidated financial statements for additional information.
(2)	A portion of deferred acquisition consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in financing cash outflows. Deferred acquisition consideration paid classified as operating cash outflows was $16.0 thousand for the three months ended September 30, 2022.

Credit Facilities

As of September 30, 2022, our credit facility (the “Credit Facility”) consisted of a $2.4 billion first lien term loan (the “First Lien Term Loan”), consisting of a tranche A (“Tranche A”) and tranche B (“Tranche B”), and a $650.0 million first lien revolving credit facility (the “First Lien Revolver”).

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At September 30, 2022, our First Lien Leverage Ratio was 3.98:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $579.9 million at September 30, 2022. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2021. Based on the excess cash flow calculation for the year ended December 31, 2021, no contingent principal payments are required to be made in 2022.

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

At September 30, 2022, outstanding stated value borrowings under the First Lien Term Loan and First Lien Revolver were approximately $2.4 billion. The weighted-average interest rate for outstanding borrowings was approximately 3% for the nine months ended September 30, 2022. As of September 30, 2022, the First Lien Revolver available unused commitment line was $590.1 million. At September 30, 2022, we had outstanding letters of credit in the amount of $9.9 million bearing interest at an annual rate of approximately 2%.

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

The interest rate swaps effectively fix the variable interest rate applicable to $850.0 million or approximately 36% of the First Lien Term Loan borrowings outstanding, resulting in a weighted average interest rate on these borrowings of approximately 0.62% plus a margin of 2%.

Our First Lien Term Loan uses LIBOR as a benchmark for establishing the interest rate. 1-, 3-, 6- and 12-month LIBOR are expected to be replaced by SOFR in 2023. We expect SOFR to be a reasonable replacement for LIBOR and do not expect any material impact on the interest rates we pay.

Critical Accounting Policies

As of September 30, 2022, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the nine months ended September 30, 2022, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements in March and April 2020 to manage interest rate exposure in connection with our variable interest rate borrowings. As of September 30, 2022, we had total stated value borrowings outstanding under our First Lien Term Loan and First Lien Revolver of approximately $2.4 billion. At September 30, 2022, interest payments associated with $850.0 million of these borrowings was effectively converted to a fixed rate through the use of interest rate swaps and interest on the remaining borrowings under our First Lien Term Loan and First Lien Revolver remained subject to variable rates based on LIBOR and SOFR, respectively. If LIBOR and SOFR in effect were each 1.0% higher throughout the nine months ended September 30, 2022, our interest expense would have increased by approximately $11.4 million.

Our First Lien Term Loan uses LIBOR as a benchmark for establishing the interest rate. 1-, 3-, 6- and 12-month LIBOR are expected to be replaced by SOFR in 2023. We expect SOFR to be a reasonable replacement for LIBOR and do not expect any material impact on the interest rates we pay.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2022, we issued an aggregate of 396,731 shares of Class A common stock and retired 381,573 shares of Class B common stock and 36,357 incentive units in Focus LLC, and acquired 396,731 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

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

FOCUS FINANCIAL PARTNERS INC.

Date: November 3, 2022	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)