Form 10-K
period 2022-12-31
Focus Financial Partners Inc.
filed 2023-02-16
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act): ☐ Yes ☒ No

The aggregate market value of the Class A common stock held by non-affiliates was $1,963,340,301 on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 13, 2023, the registrant had 65,935,962 shares of Class A common stock and 11,827,321 shares of Class B common stock outstanding.

Documents incorporated by reference:

The registrant’s definitive proxy statement relating to the annual meeting of shareholders (to be held May 24, 2023) will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2022 and is incorporated by reference in Part III to the extent described herein.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Our Company

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment adviser (“RIA”) industry, with a footprint of over 85 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating as part of a scaled business model with aligned economic interests, while retaining their entrepreneurial culture and independence.

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

Value-Add Services:

Empower our partner firms through collaboration on strategy, growth and acquisition opportunities, marketing, technology and operational expertise, access to best practices and access to cash and credit, insurance, trust and valuation solutions. Provide access to world class intellectual resources and capital to fund expansion and acquisitions.

We were founded by entrepreneurs and began revenue-generating and acquisition activities in 2006. Since that time, we have:

●	created a partnership of over 85 partner firms, the substantial majority of which are RIAs registered with the Securities and Exchange Commission (the “SEC”) pursuant to the Investment Advisers Act of 1940 (the “Advisers Act”);

●	built a business with revenues in excess of $2.1 billion for the year ended December 31, 2022;
●	increased revenues at a compound annual growth rate of 32.3% since 2006;
●	established an attractive revenue model whereby in excess of 95% of our revenues for the year ended December 31, 2022 were fee-based and recurring in nature;
●	built a partnership currently comprised of over 5,800 wealth management-focused principals and employees; and
●	established a national footprint across the United States and an international presence with partner firms primarily in Australia, Canada, Switzerland and the United Kingdom.

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

Our partnership is composed of trusted professionals providing comprehensive wealth management services through a largely recurring, fee-based model, which differentiates our partner firms from the traditional brokerage platforms whose revenues are largely derived from commissions. We derive a substantial majority of our revenues from wealth management fees for investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. We also generate other revenues from recordkeeping and administration service fees, commissions and distribution fees and outsourced services.

Recent Development

On February 2, 2023, we announced that we had entered into an exclusivity agreement for a limited period with Clayton, Dubilier & Rice, LLC ("CD&R"), a private investment firm, to engage in negotiations regarding the terms and definitive agreements whereby CD&R may potentially acquire us for $53 per share in cash. A Special Committee of our Board of Directors approved the exclusivity agreement.

Funds managed by Stone Point Capital LLC (together with its affiliates, “Stone Point”) are considering retaining a portion of their investment in us and providing new equity financing as part of the proposed transaction, subject to negotiation with CD&R of definitive agreements on mutually agreeable terms.

Negotiations regarding definitive terms and agreements are ongoing and there is no certainty that final terms of any transaction will be agreed upon or, if agreed upon, completed. Any transaction would be subject to the completion of due diligence, Board and stockholder approval, regulatory approvals and other customary conditions. We will cease to be a publicly traded company if such a transaction is consummated.

See also Part I, Item 1A. Risk Factors – Risk Related to Possible Transaction.

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

Value-Added Services

We have a team of over 100 professionals who support our partner firms by providing value added services, including marketing and business development support; human resources support, including adviser coaching and development and structuring compensation and incentive models, career path planning and succession planning advice, recruiting and talent management, operational and technology expertise, cash and credit solutions, trust services, insurance solutions, valuation solutions, legal and regulatory support and providing negotiating leverage with vendors. Our value added services also include access to our M&A expertise, which facilitates acquisition opportunities for our partner firms through a proactive outreach program, structuring, executing and funding transactions and providing guidance to partner firms to facilitate their integration into our partnership as well as integration of mergers they execute. We assign a relationship leader to each partner firm who is responsible for coordinating our value added services to assist that partner firm in accelerating its growth. Our partner firms also have access to our intellectual expertise and partner firm network, which ultimately enhance their operations, enabling them to better serve their clients.

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

Cash and Credit Solutions. Through Focus Treasury & Credit Solutions we have created a network of third-party banks and non-bank lenders to provide a competitive array of cash and credit solutions. These alternatives enable our partner firms to proactively help their clients achieve higher yields on cash, as well as unlock home equity and business opportunities through refinancing, commercial lending and other options.

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

Valuation Services. Through Focus Valuation Solutions, we have created a network of third-party valuation firms that can help clients value a wide variety of business interests and financial assets. Valuation solutions are important for ultra-high net worth and high net worth individuals with unique and hard to value assets, such as closely held businesses, real estate and life insurance.

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

Expansion of Our Partnership

Our Acquisition Models

We are a source of permanent capital and buy substantially all of the assets or equity of the firms we acquire. We utilize three models for acquisitions: (1) direct acquisitions of wealth management practices who become partner firms of Focus but operate on an autonomous basis, (2) acquisitions of wealth management practices and customer relationships on behalf of our partner firms to accelerate the growth of their businesses, and (3) acquisitions of wealth management practices on behalf of Connectus Wealth Advisers (“Connectus”), one of our partner firms. Firms that join Connectus manage their client relationships and retain their brand identity post-acquisition, but rely on a shared infrastructure and other services provided by Connectus.

Acquisitions of New Partner Firms

Since inception, a fundamental aspect of our growth strategy has been the acquisition of high-quality, independent wealth management firms to expand our partnership. We believe that there are approximately 1,000 firms in the United States that are high-quality targets for future acquisitions. While most of our acquisitions have taken place in the United States, we also see opportunities in several countries where market and regulatory trends toward the fiduciary standard and open-architecture access mirror those occurring in the United States. We have already begun expansion primarily into Australia, Canada, Switzerland and the United Kingdom.

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

Our partner firm acquisitions have been structured as acquisitions of substantially all of the assets or equity of the firm we chose to partner with but only a portion of the underlying economics in order to align the principals’ interests with our own objectives. To determine the acquisition price, we first estimate the operating cash flow of the business based on current and projected levels of revenue and expense, before compensation and benefits to the selling principals or other individuals who become principals. We refer to the operating cash flow of the business as Earnings Before Partner Compensation (“EBPC”), and to this EBPC estimate as Target Earnings (“Target Earnings”). In economic terms, we typically purchase 40% to 60% of the partner firm’s EBPC. The purchase price is a multiple of the corresponding percentage of Target Earnings and may consist of cash or a combination of cash and equity, and the right to receive contingent consideration. We refer to the corresponding percentage of Target Earnings on which we base the purchase price as Base Earnings (“Base Earnings”). Under a management agreement between our operating subsidiary and the management company and the principals, the management company is entitled to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Through the management agreement, we create downside earnings protection for ourselves by retaining a preferred position in Base Earnings.

Since 2006, when we began revenue-generating and acquisition activities, we have grown to a partnership with over 85 partner firms. Acquisitions of partner firms to date have been structured as illustrated below, with limited exceptions. Subsidiary mergers at the partner firm level and acquisitions in foreign jurisdictions have been structured differently, and we expect some differences in the future depending on legal and tax considerations.

(1)	Focus LLC forms a wholly owned subsidiary.
(2)	In exchange for cash or a combination of cash and equity and the right to receive contingent consideration, the new operating subsidiary acquires substantially all of the assets or equity of the target firm, which is owned by the selling principals, and becomes the new operating subsidiary of Focus.
(3)	The selling principals form a management company. In addition to the selling principals, the management company may include non-selling principals who become newly admitted in connection with the acquisition or thereafter.
(4)	The new operating subsidiary, the principals and the management company enter into a management agreement which typically has an initial term of six years subject to automatic renewals for consecutive one-year terms, unless earlier terminated by either the management company or us in certain limited situations. Under the management agreement, the management company is entitled to management fees typically consisting of all future EBPC of the new operating subsidiary in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Pursuant to the management agreement, the management company provides the personnel who lead the day-to-day operations of the new operating subsidiary. Through the management agreement, we create downside protection for ourselves by retaining a preferred position in each partner firm’s Base Earnings.

In connection with a typical acquisition, we enter into an acquisition agreement with the target firm and its selling principals pursuant to which we purchase substantially all of the assets or equity of the target firm. The purchase price is a multiple of Base Earnings, which is a percentage of Target Earnings. The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The contingent consideration for acquisitions of new partner firms is generally paid over a six-year period upon the satisfaction of specified growth thresholds in years three and six. These growth thresholds are typically tied to the compound annual growth rate (“CAGR”) of the partner firm’s earnings. Such growth thresholds can be set annually or for different time frames as well, for example, annually over a six-year period. The contingent consideration for acquisitions made by our partner firms is paid upon the satisfaction of specified financial thresholds. These thresholds are typically tied to revenue as adjusted for certain criteria or other operating metrics, based on the retention or growth of the business acquired. These arrangements may result in the payment of additional purchase price consideration to the sellers for periods following the closing of an acquisition. Contingent consideration payments are typically payable in cash and, in some cases, equity.

The acquisition agreements contain customary representations and warranties of the parties, and closing is generally conditioned on the delivery of certain ancillary documents, including an executed management agreement, a confidentiality and non-solicitation agreement, a non-competition agreement and, when required, confirmation that clients have consented at agreed-upon levels to the assignment of their advisory agreements to our subsidiary.

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

In certain circumstances, the structure of our relationship with partner firms may differ from the typical structure described above. For example, the economic structure in some non-U.S. partner firms differs from the way in which we own our U.S. partner firms. We expect some differences in the structure of our future international acquisitions as well.

Acquisitions by Our Partner Firms

We are instrumental to, and support the acquisition of, wealth management practices and customer relationships by our partner firms to further expand their businesses. Partner firms pursue acquisitions for a variety of reasons, including geographic expansion, acquisition of new talent and/or specific expertise and succession planning. Acquisitions by our partner firms allow them to add new talent and services to better support their client base while simultaneously capturing synergies from the acquired businesses. We believe there are approximately 5,000 firms in the United States that are suitable targets for our partner firms. We have an experienced team of professionals with deep industry relationships to assist in identifying potential acquisition targets for our partner firms. Through our proprietary in-house sourcing effort, we frequently identify acquisition opportunities for our partner firms. Additionally, many of our partner firms are well known in the industry and have developed extensive relationships. In recent years, principals and employees of our partner firms have identified attractive merger candidates, and we believe this trend will continue as our partner firms continue to build scale.

In addition to sourcing opportunities, we are actively involved through each stage of the process to provide legal, financial, tax, compliance and operational expertise to guide our partner firms through the acquisition due diligence process and execution. We provide the funding for acquisitions in the same manner that a parent company would typically fund acquisitions by its subsidiaries.

Our partner firms typically acquire substantially all of the assets or equity of a target firm for cash or a combination of cash and equity and the right to receive contingent consideration. In certain situations, when the acquisition involves a merger with a corporation, and the consideration includes our Class A common stock, Focus Inc. may purchase all of the equity of a target firm and then contribute the assets to our partner firm. In certain instances, our partner firms may acquire only the customer relationships. At the time a partner firm consummates an acquisition, we typically amend our management agreement with the partner firm to adjust Base Earnings and Target Earnings to reflect the projected post acquisition EBPC of the partner firm.

Our partner firms completed 18 transactions in 2020 (including 4 transactions completed by Connectus), 24 transactions in 2021 (including 8 transactions completed by Connectus) and 19 transactions in 2022 (including 1 transaction completed by Connectus). With our approval and support, our partner firms may choose to merge with each other as well. Consolidation of our existing partner firms leads to efficiencies and incremental growth in our cash flows.

Acquisitions Through Connectus

Connectus has wealth advisory subsidiaries in the United States, Australia, Canada and the United Kingdom. It was launched through a partner firm that joined us in 2007 and subsequently expanded in the United States, Australia, Canada and the United Kingdom. Connectus completed 4 transactions in 2020, 8 transactions in 2021 and 1 transaction in 2022. We expect that Connectus’ international footprint will expand further. Connectus is designed for founders and teams of wealth management practices who want to continue managing their client relationships and maintaining their boutique cultures under their own brand names, while gaining the operational efficiencies of shared infrastructure and other services provided by Connectus. Connectus offers integrated technology, investment support and centralized services, including compliance, accounting and talent management. Connectus also provides marketing capabilities to support business expansion through lead generation and organic growth programs. Through us, Connectus advisers gain a strategic growth partner with specialized capabilities. They benefit from our global scale and extensive network of partner firms, continuity planning expertise and client solutions.

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

Lift Outs of Established Wealth Management Professionals

From time to time, partner firms hire individuals or wealth management teams from traditional brokerage firms and wirehouses, or through Focus Independence, we offer such individuals or teams the opportunity to establish their own independent wealth management firms and ultimately join our partnership as a new partner firm. If joining as a new partner firm, we typically enter into an option agreement, which provides us with the option to acquire substantially all of the assets of a new wealth management firm that such teams managed after their resignation from the brokerage firm or wirehouse approximately 12 to 13 months from such resignation date.

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

Our partner firms derive a substantial majority of their revenues from wealth management fees, which are composed of fees earned from wealth management services, including investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. Fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. In certain cases, such wealth management fees may be subject to minimum fee levels depending on the services performed. We also generate other revenue from recordkeeping and administration service fees, commissions and distribution fees and outsourced services.

We currently have over 85 partner firms. All of our partner firm acquisitions have been paid for with cash or a combination of cash and equity and the right to receive contingent consideration. We have to date, with limited exceptions, acquired substantially all of the assets or equity of the firms we choose to partner with and have assumed only post-closing contractual obligations, not any material existing liabilities.

The following is a list of our partner firms as of February 16, 2023:

			Joined through	Acquisition(s)
		Partner	Focus	Completed by
	Partner Firm	Firm Since	Independence	Partner Firm
2006
1	StrategicPoint	January
2	HoyleCohen	May		Ö
2007
3	Sentinel Benefits & Financial Group	January		Ö
4	Buckingham	February		Ö
5	Benefit Financial Services Group	March		Ö
6	JFS Wealth Advisors	August		Ö
7	Connectus Wealth Advisers (1)	September		Ö
8	GW & Wade	September		Ö
2008
9	Greystone	April		Ö
10	WESPAC	July
2009
11	Joel Isaacson & Co.	November
12	Coastal Bridge Advisors	December	Ö	Ö
2010
13	Pettinga	December
2011
14	Sapient Private Wealth Management	September	Ö	Ö
15	The Colony Group	October		Ö
16	LVW Advisors	October	Ö	Ö
2012
17	Vestor Capital	October		Ö
18	Merriman	December		Ö
19	The Portfolio Strategy Group	December
2013
20	LaFleur & Godfrey	August		Ö
21	Telemus Capital	August		Ö
2014
22	Summit Financial	April	Ö	Ö
23	Flynn Family Office	June		Ö
24	Gratus Capital	October		Ö
25	Strategic Wealth Partners	November		Ö
2015
26	IFAM Capital	February	Ö
27	Dorchester Wealth Management	April		Ö
28	The Fiduciary Group	April
29	Quadrant Private Wealth	July	Ö	Ö
30	Relative Value Partners	July		Ö
31	Fort Pitt Capital Group	October		Ö
32	Patton Albertson Miller Group	October		Ö
2016
33	Douglas Lane & Associates	January
34	Kovitz Investment Group Partners	January		Ö
35	Waddell & Associates	April
36	Transform Wealth	April		Ö
37	GYL Financial Synergies	August	Ö	Ö
38	XML Financial Group	October	Ö	Ö
2017
39	Crestwood Advisors	January		Ö
40	CFO4Life	February		Ö
41	One Charles Private Wealth	February	Ö	Ö
42	Bordeaux Wealth Advisors	March
43	Gelfand, Rennert & Feldman	April		Ö
44	Lake Street Advisors	April

			Joined through	Acquisition(s)
		Partner	Focus	Completed by
	Partner Firm	Firm Since	Independence	Partner Firm
45	SCS Financial Services	July		Ö
46	Brownlie & Braden	July
47	Eton Advisors	September
2018
48	Cornerstone Wealth	January	Ö
49	Fortem Financial	February	Ö
50	Bartlett Wealth Management	April		Ö
51	Campbell Deegan Financial	April	Ö
52	Nigro, Karlin, Segal, Feldstein & Bolno (NKSFB)	April		Ö
53	TrinityPoint Wealth	May	Ö	Ö
54	Asset Advisors Investment Management	July
55	Edge Capital Group	August		Ö
56	Adero Partners	August		Ö
2019
57	Altman, Greenfield & Selvaggi	January
58	Prime Quadrant	February		Ö
59	Foster, Dykema & Cabot	March
60	Escala Partners	April		Ö
61	Sound View Wealth Advisors	April	Ö
62	Williams Jones	August
2020
63	Nexus Investment Management	February
64	Mediq Financial Services	May
65	TMD Wealth Management	October		Ö
66	InterOcean Capital	October		Ö
67	Seasons of Advice	November
68	CornerStone Partners	December
69	Fairway Wealth Management	December
70	Kavar Capital Partners	December
2021
71	Hill Investment Group	March		Ö
72	Prairie Capital Management	April
73	Rollins Financial	April
74	ARS Wealth Advisors	July		Ö
75	Badgley Phelps Wealth Managers	August
76	Ancora Holdings	October		Ö
77	Sonora Investment Management	October
78	Cardinal Point	November		Ö
79	Ullmann Wealth Partners	December
80	Mosaic Family Wealth	December
81	Alley Company	December
82	Cassaday & Company	December
83	Provident Financial Management	December		Ö
2022
84	Azimuth Capital Investment Management	April
85	Octogone Holding	July
86	Icon Wealth Partners	August
87	FourThought Private Wealth	November
88	Beaumont Financial Partners	November
2023
89	Spectrum Wealth Management	January

(1) In October 2022, Financial Professionals was merged into Connectus Wealth Advisors.

The following shows certain of the value-added services we have provided to our partner firms through February 16, 2023:

Value‑Added Services
Operational
		Marketing and	and	Legal and
		Business	Technology	Compliance	Talent	Succession
	Partner Firm	Development	Enhancements	Support	Management	Planning
1	StrategicPoint	Ö	Ö	Ö	Ö	Ö
2	HoyleCohen	Ö	Ö	Ö	Ö	Ö
3	Sentinel Benefits & Financial Group	Ö	Ö	Ö	Ö	Ö
4	Buckingham	Ö	Ö	Ö	Ö	Ö
5	Benefit Financial Services Group	Ö	Ö	Ö	Ö	Ö
6	JFS Wealth Advisors	Ö	Ö	Ö	Ö	Ö
7	Connectus Wealth Advisers (1)	Ö	Ö	Ö	Ö	Ö
8	GW & Wade	Ö	Ö	Ö	Ö	Ö
9	Greystone		Ö	Ö	Ö	Ö
10	WESPAC		Ö	Ö	Ö	Ö
11	Joel Isaacson & Co.	Ö	Ö	Ö	Ö	Ö
12	Coastal Bridge Advisors	Ö	Ö	Ö	Ö	Ö
13	Pettinga	Ö	Ö	Ö	Ö	Ö
14	Sapient Private Wealth Management	Ö	Ö	Ö	Ö	Ö
15	The Colony Group	Ö	Ö	Ö	Ö	Ö
16	LVW Advisors	Ö	Ö	Ö	Ö	Ö
17	Vestor Capital	Ö	Ö	Ö	Ö	Ö
18	Merriman	Ö	Ö	Ö	Ö	Ö
19	The Portfolio Strategy Group	Ö	Ö	Ö	Ö	Ö
20	LaFleur & Godfrey	Ö	Ö	Ö	Ö	Ö
21	Telemus Capital	Ö	Ö	Ö	Ö	Ö
22	Summit Financial	Ö	Ö	Ö	Ö	Ö
23	Flynn Family Office		Ö	Ö	Ö
24	Gratus Capital	Ö	Ö	Ö	Ö	Ö
25	Strategic Wealth Partners	Ö	Ö	Ö	Ö	Ö
26	IFAM Capital	Ö	Ö	Ö	Ö	Ö
27	Dorchester Wealth Management	Ö	Ö	Ö	Ö	Ö
28	The Fiduciary Group	Ö	Ö	Ö	Ö	Ö
29	Quadrant Private Wealth	Ö	Ö	Ö	Ö	Ö
30	Relative Value Partners	Ö	Ö	Ö	Ö	Ö
31	Fort Pitt Capital Group	Ö	Ö	Ö	Ö	Ö
32	Patton Albertson Miller Group	Ö	Ö	Ö	Ö	Ö
33	Douglas Lane & Associates	Ö	Ö	Ö	Ö	Ö
34	Kovitz Investment Group Partners	Ö	Ö	Ö	Ö	Ö
35	Waddell & Associates	Ö	Ö	Ö	Ö	Ö
36	Transform Wealth	Ö	Ö	Ö	Ö	Ö
37	GYL Financial Synergies	Ö	Ö	Ö	Ö	Ö
38	XML Financial Group	Ö	Ö	Ö	Ö	Ö
39	Crestwood Advisors	Ö		Ö	Ö	Ö
40	CFO4Life	Ö	Ö	Ö	Ö	Ö
41	One Charles Private Wealth	Ö	Ö	Ö	Ö	Ö
42	Bordeaux Wealth Advisors	Ö	Ö	Ö	Ö	Ö
43	Gelfand, Rennert & Feldman	Ö	Ö	Ö	Ö	Ö
44	Lake Street Advisors	Ö	Ö	Ö	Ö	Ö
45	SCS Financial Services	Ö	Ö	Ö	Ö	Ö
46	Brownlie & Braden	Ö	Ö	Ö	Ö	Ö
47	Eton Advisors	Ö	Ö	Ö	Ö	Ö
48	Cornerstone Wealth	Ö	Ö	Ö	Ö	Ö
49	Fortem Financial	Ö	Ö	Ö	Ö
50	Bartlett Wealth Management	Ö	Ö	Ö	Ö	Ö
51	Campbell Deegan Financial			Ö	Ö
52	Nigro, Karlin, Segal, Feldstein, & Bolno (NKSFB)	Ö	Ö	Ö	Ö	Ö
53	TrinityPoint Wealth	Ö	Ö	Ö	Ö	Ö
54	Asset Advisors Investment Management	Ö	Ö	Ö	Ö
55	Edge Capital Group	Ö	Ö	Ö	Ö
56	Adero Partners	Ö	Ö	Ö	Ö	Ö
57	Altman, Greenfield & Selvaggi	Ö	Ö	Ö	Ö	Ö
58	Prime Quadrant	Ö	Ö	Ö	Ö	Ö
59	Foster, Dykema & Cabot	Ö	Ö	Ö	Ö	Ö
60	Escala Partners	Ö	Ö	Ö	Ö	Ö
61	Sound View Wealth Advisors	Ö	Ö	Ö	Ö
62	Williams Jones		Ö	Ö	Ö	Ö
63	Nexus Investment Management		Ö	Ö	Ö	Ö
64	Mediq Financial Services	Ö		Ö
65	TMD Wealth Management	Ö	Ö	Ö	Ö	Ö
66	InterOcean Capital	Ö	Ö	Ö	Ö	Ö
67	Seasons of Advice	Ö	Ö	Ö
68	CornerStone Partners	Ö		Ö	Ö	Ö
69	Fairway Wealth Management	Ö	Ö	Ö	Ö	Ö
70	Kavar Capital Partners	Ö	Ö	Ö	Ö	Ö
71	Hill Investment Group	Ö	Ö	Ö
72	Prairie Capital Management	Ö	Ö	Ö	Ö
73	Rollins Financial		Ö	Ö
74	ARS Wealth Advisors			Ö	Ö
75	Badgley Phelps Wealth Managers		Ö	Ö	Ö	Ö
76	Ancora Holdings	Ö	Ö	Ö	Ö	Ö
77	Sonora Investment Management	Ö		Ö	Ö
78	Cardinal Point	Ö	Ö	Ö	Ö	Ö
79	Ullmann Wealth Partners	Ö		Ö	Ö
80	Mosaic Family Wealth	Ö	Ö	Ö
81	Alley Company	Ö	Ö	Ö	Ö

Value‑Added Services
Operational
		Marketing and	and	Legal and
		Business	Technology	Compliance	Talent	Succession
	Partner Firm	Development	Enhancements	Support	Management	Planning
82	Cassaday & Company	Ö	Ö	Ö	Ö
83	Provident Financial Management			Ö	Ö
84	Azimuth Capital Investment Management			Ö	Ö
85	Octogone Holding	Ö	Ö	Ö	Ö
86	Icon Wealth Partners		Ö	Ö
87	FourThought Private Wealth			Ö	Ö
88	Beaumont Financial Partners			Ö
89	Spectrum Wealth Management			Ö

(1) In October 2022, Financial Professionals was merged into Connectus Wealth Advisors.

Our partner firms are primarily located in the United States. Outside of the United States, we have two partner firms, Escala Partners and MEDIQ Financial Services, in Australia, four partner firms, Dorchester Wealth Management, Prime Quadrant, Nexus Investment Management and Cardinal Point, in Canada, one partner firm in Switzerland, Octogone Holding, and one partner firm, Greystone, in the United Kingdom. Our partner firm Connectus also has locations in Australia, Canada and the United Kingdom. The following table shows our domestic and international revenues for the years ended December 31, 2020, 2021 and 2022:

	Year Ended December 31,
	2020		2021		2022

	(dollars in thousands)
Domestic revenue	$1,291,630	94.9%	$1,691,345	94.1%	$2,016,845	94.1%
International revenue	69,689	5.1%	106,606	5.9%	126,476	5.9%
Total revenue	$1,361,319	100.0%	$1,797,951	100.0%	$2,143,321	100.0%

The maps below show the locations of our partner firms as of February 16, 2023. The majority of our partner firms operate multiple offices.

Canada
United Kingdom
Switzerland
United Arab Emirates
U.S.
Australia
Bahamas

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

While the chief compliance officers at our partner firms are principally responsible for maintaining their respective compliance programs and for tailoring them to the specifics of their partner firms’ businesses, we have an experienced team of legal professionals in place at the holding company to support our partner firms in fulfilling their regulatory responsibilities by providing additional guidance and expertise. We collaborate with each of our registered partner firms in their completion of an annual compliance risk assessment, which is conducted by an outside law firm or a compliance consulting firm. We engage third-party firms to conduct periodic cybersecurity audits and help coordinate completion of certain other employee training. We monitor how our partner firms address risk assessment recommendations and regulatory exam findings. We also work with our partner firms to assist them in identifying qualified legal and compliance advisers by leveraging our extensive relationships.

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

Human Capital

As of December 31, 2022, we had over 5,000 employees, 119 of whom were employed at the holding company. Additionally, as of December 31, 2022, there were over 700 management company principals that oversaw partner firms and were not our employees.

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

Accordingly, discrimination, abuse or harassment of any kind is prohibited in our workplace. Our non-harassment policy details our commitment to providing equal employment opportunities and a workplace that is respectful, productive, and free from unlawful discrimination, abuse or harassment, including sexual harassment. This policy, which is included in our Code of Business Conduct and Ethics and our Employee Handbook, outlines clear procedures for reporting and responding to issues of concern.

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

Regulatory Environment

Existing Regulation

Most of our partner firms are subject to extensive regulation in the United States. In addition, some of our partner firms are subject to extensive regulation in Australia, Canada, Switzerland, the United Kingdom and other jurisdictions, as applicable. In the United States, our wealth management partner firms are subject to regulation primarily at the federal level, including regulation by the SEC under the Advisers Act, by the U.S. Department of Labor (the “DOL”) under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), by the Internal Revenue Service (the “IRS”) under the Internal Revenue Code of 1986, as amended (“IRC”), and by the SEC and the Financial Industry Regulatory Authority (“FINRA”) for our partner firm subsidiaries that are broker dealers. Our partner firms may also be subject to regulation by state regulators for insurance and several other aspects of our partner firms’ activities. Outside of the United States, our firms are primarily regulated by the Australian Securities & Investments Commission (“ASIC”) in Australia, the securities regulators of Canada’s provinces in Canada, the Swiss Financial Market Supervisory Authority (“FINMA”) in Switzerland, the Financial Conduct Authority (“FCA”) in the United Kingdom and other similar regulatory bodies in the jurisdictions in which our partner firms conduct business. Connectus’ operations are regulated by the U.S., U.K., Canada and Australia regulators mentioned above.

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

Our partner firms are also subject to regulation by the DOL under ERISA and related regulations with respect to investment advisory and management services provided to participants in retirement plans covered by ERISA and subject to regulation by the Internal Revenue Service (“IRS”) with respect to individual retirement accounts (“IRAs”) pursuant to comparable provisions within the IRC. Among other requirements, ERISA and the IRC imposes duties on persons who are fiduciaries under ERISA and the IRC, respectively, and prohibit certain transactions involving related parties.

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

Additional Regulatory Reform

Our partner firms are subject to numerous regulatory reform initiatives in the United States and in the international jurisdictions where they operate. New laws or regulations, or changes in enforcement of existing laws or regulations, could have a material and adverse impact on the scope or profitability of our partner firms’ business activities or require us and/or our partner firms to change business practices and incur additional costs as well as potential reputational harm.

On December 15, 2020, the DOL adopted a new prohibited transaction exemption that is broadly aligned with the SEC’s rulemaking regarding conduct standards for broker-dealers and investment advisers. The new exemption went into effect on February 16, 2021, and full enforcement began on July 1, 2022. Among other things, the new DOL exemption clarified when advice regarding rollovers from ERISA plans could be considered fiduciary advice.

On December 22, 2020, the SEC announced it had finalized reforms under the Advisers Act regarding investment adviser advertisements and payments to solicitors, and the final compliance date for these new rules was November 4, 2022. These new rules replaced the prior advertising rule’s broad prohibitions and limitations with principles-based regulation. The new rules also clarified that both cash and non-cash compensation paid to solicitors qualify as compensation for referrals. While the impact of these rules appears positive for the business of our partner firms at this early stage, the ultimate impact will only become apparent as the rules are interpreted and clarified over time.

On January 5, 2023, the U.S. Federal Trade Commission (the “FTC”) proposed a rule, which if adopted in its current form, would limit the use of non-competition provisions in employment relationships across the United States. While the proposed rule includes exceptions for non-competition provisions used in acquisition contexts, and notably does not prohibit non-solicitation, confidentiality and other provisions, the proposal, if adopted could limit one important tool that we and our partner firms use to incentivize retention and protect the know-how and assets of our company. A number of states already have similar statutes in force restricting the use of non-competition agreements.

In 2019, a Royal Commission in Australia issued recommendations following a lengthy inquiry into misconduct in the banking, superannuation and financial services industry. Many of those recommendations have now become law, with various regulations having gone into effect throughout 2021 and 2022. In 2021, reforms were introduced which have restricted or prevented product issuers from remunerating financial advisory firms who recommend their products to advisory clients and also require product issuers and product distributors to ensure that products are made available only to persons within the target market determined by the product issuer. Additionally, the Australian government will soon concentrate the regulation of financial advisers in the hands of ASIC following the decommissioning of other regulatory bodies. Some of the other regulations include a repeal of carve-outs and grandfathering of certain conflicted remuneration prohibitions. In 2022, a registration system for financial advisers was introduced which makes it an offense from January 2023 to provide personal financial advice while unregistered. Further, the Quality of Advice Review recommended by the Royal Commission proposes a radical overhaul to improve the quality of financial advice and includes recommendations to broaden the definition of personal advice and introduces changes to the provision of disclosure documents. The final report was provided to the Government at the end of 2022, and the Government is currently working on responding to and implementing the recommendations.

In December 2019, the Canadian Securities Administrators (the “CSA”) adopted amendments to National Instrument 31-103 and its related Companion Policy which impose new heightened requirements on our Canadian partner firms with respect to conflicts of interest, know your client, know your product and suitability obligations. Furthermore, in December 2021, the CSA adopted amendments to National Instrument 33-109 and its related Companion Policy which provide greater clarity on the information to be submitted by our Canadian partner firms to Canadian securities regulators and help individuals and firms provide complete and accurate registration information. These amendments came into force on June 6, 2022.

In January 2020, the new Financial Services Act ("FinSA") and Financial Institutions Act ("FinIA") came into force in Switzerland, together with three implementing ordinances (the Financial Services Ordinance ("FinSO"), the Financial Institutions Ordinance ("FinIO") and the Supervisory Organizations Ordinance ("SOO")). The core objective of this new legislation was to create uniform competitive licensing conditions and supervisory regime for financial institutions in Switzerland and to improve client protection at the point-of-sale. In particular, the FinIA governs the prudential requirements applicable to portfolio managers, trustees, managers of collective assets, fund management companies and securities firms while the FinSA mainly governs the provision of financial services, as well as the offering of financial instruments in Switzerland or to clients in Switzerland, and includes certain organizational requirements and rules of conduct for financial service providers. Our Swiss wealth management partner firm entities have applied under the FinIA transitional provisions for a license with the Swiss Financial Markets Supervisory Authority (“FINMA”) within the applicable deadline (i.e., prior to December 31, 2022). The FINMA licensing process is nearly completed for both of our Swiss wealth management partner firm entities, and the final licensing decisions are expected to be issued in early 2023.

In December 2019, our U.K. wealth management partner firms became subject to the new Senior Managers and Certification Regime, which provides for additional firm and individual responsibilities and enhanced oversight by the U.K. Financial Conduct Authority (the “FCA”). This regime came fully into effect on March 31, 2021. Beginning January 1, 2022, our firms in the U.K. became subject to the new Investment Firms Prudential Regime. The new rules will extend the framework for prudential requirements to consider the potential harm firms pose to clients, consumers and the market. In addition, our U.K. wealth management partner firms will become subject to the new Consumer Duty regime that requires firms to act to deliver good outcomes for retail customers and which will come into effect fully on July 31, 2023 for open products/services and on July 31, 2024 for closed products/services. Our U.K. wealth management partner firms also became subject from December 8, 2022 to additional rules for the U.K. Appointed Representative regime, requiring principals to provide more information on appointed representatives and clarifying the responsibilities of principals for their appointed representatives. On December 9, 2022, the U.K. Government announced a number of proposed reforms aimed at making some areas of U.K. financial services regulation more proportionate, as well as completing the onshoring of rules adopted prior to the U.K.’s exit from the European Union. A number of these reforms are contained in the Financial Services and Markets Bill, which is expected to be passed into law in the first half of 2023. The Bill also includes provisions to limit the ability of firms in the U.K. to approve financial promotions made by unauthorized persons. The U.K. Government also announced plans to review the boundary between regulated financial advice and financial guidance, with the objective of improving access to helpful support, information and advice for consumers, as well as proposals to extend the scope of U.K. regulation in relation to cryptoassets. The U.K. is also in the process of promulgating and implementing climate-related rules, some of which are in effect already. For example, the FCA is proposing new rules relating to the use of terms such as “green” and “ESG,” including a general anti-greenwashing rule applicable to all firms.

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

In addition, financial regulators are increasing their enforcement and examination attention across a wide range of activities and business practices, including disclosure, conflicts of interest, cryptoassets, cybersecurity, business continuity and succession planning. Such enhanced scrutiny may increase the likelihood of enforcement actions or violation findings, or cause us or our partner firms to change business practices or incur additional costs. It is also not possible to predict how such changes may impact the businesses of our competitors and the competitive dynamics of the industry.

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

Risk Related to Possible Transaction

The announcement of a possible transaction with CD&R could adversely affect our business, financial condition and results of operations. There is no certainty that final terms of any transaction will be agreed upon or, if agreed upon, completed.

On February 2, 2023, we announced that we had entered into an exclusivity agreement for a limited period with CD&R. The announcement of a possible transaction with CD&R could cause disruptions to our business or business relationships and create uncertainty surrounding our business, which could have an adverse impact on our financial condition and results of operations, regardless of whether a definitive agreement is ultimately entered into, including:

•partner firm clients, or other parties with which we or our partner firms maintain business relationships may experience uncertainty prior to signing any definitive agreement and then prior to closing of any such transaction or seek to terminate or renegotiate their relationships with us;

•principals of our partner firms and employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract, retain and motivate key personnel and other employees;

•the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business; and

•there may be litigation relating to a potential transaction, or injunctions or governmental orders initiated by a governmental entity restraining, enjoining or prohibiting the consummation of any potential transaction, and there may be costs related thereto.

Negotiations regarding definitive terms and agreements are ongoing and there is no certainty that final terms of any transaction will be agreed upon or, if agreed upon, completed. Any transaction would be subject to the completion of due diligence, Board and stockholder approval, regulatory approvals and other customary conditions. We will cease to be a publicly traded company if such a transaction is consummated.

Risks Related to Capital Markets and Competition

Our financial results largely depend on wealth management fees received by our partner firms, which are impacted by market fluctuations.

The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. A material portion of these wealth management fees are calculated based on a contractual percentage of the client’s assets. Wealth management fees may be adversely affected by prolonged declines in the capital markets because assets of clients (including cryptoassets) may decline and clients may reduce or eliminate the amount of their assets with respect to which our partner firms provide advice, which in turn could have an adverse effect on our results of operations and financial condition.

Our partner firms may not be able to maintain their current wealth management fee structures.

Our partner firms may not be able to maintain their current wealth management fee structures for any number of reasons, including as a result of poor investment performance, competitive pressures or changes in their mix of wealth management services, including transitioning from a “fee-only” wealth management model to a “fee-based” wealth management model. In order to maintain their fee structure in a competitive environment, our partner firms must be able to continue to provide clients with services that their clients believe justify their fees. Any decline in fee rates could have an adverse effect on our results of operations and financial condition.

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

Cyber-attacks and other disruptions could compromise our technology infrastructure, which may limit our growth, result in losses or disrupt our business.

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

The military conflict in Ukraine and the ongoing geopolitical tensions have created significant volatility, uncertainty and economic disruption. The United States, European Union and other countries have announced economic sanctions against Russia. While it has not had a material adverse effect on our business, operations and financial results, the extent to which the conflict impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the conflict, governmental and business actions that have been and continue to be taken in response to the conflict, the impact of the conflict on economic activity and any retaliatory actions taken by Russia.

Negotiations regarding definitive terms and agreements are ongoing and there is no certainty that final terms of any transaction will be agreed upon or, if agreed upon, completed. Any transaction would be subject to the completion of due diligence, Board and stockholder approval, regulatory approvals and other customary conditions. We will cease to be a publicly traded company if such a transaction is consummated.

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

Our business strategy includes expanding our presence in non U.S. markets through acquisitions. This strategy presents a number of risks, including: (i) greater difficulties in supporting, or the need to hire additional personnel to support, the operations of foreign partner firms, including an initial unfamiliarity with the laws and regulations applicable in such non-U.S. markets, (ii) language and cultural differences, (iii) unfavorable fluctuations in foreign currency exchange rates, (iv) higher operating costs, (v) unexpected changes in wealth management policies and other regulatory requirements, (vi) adverse tax consequences and (vii) more complex acquisition structures. If our international business increases relative to our total business, these factors could have a more pronounced effect on our results of operations and financial condition.

Risks Related to Our Business Model and Key Professionals

Our partner firms’ autonomy limits our ability to alter their management practices and policies, and our dependence on the principals who manage the businesses of our partner firms may have an adverse effect on our business.

Under the management agreements between our partner firms and the management companies formed by the principals, the management companies provide the personnel who manage the partner firm’s day to day operations and oversee the provision of wealth management and other financial services, the implementation of employment policies, the negotiation, execution and delivery of contracts in connection with the management and operation of the partner firm’s business in the ordinary course and the implementation of policies and procedures to facilitate compliance with all applicable laws, rules and regulations. Such individuals also maintain the primary relationships with clients and vendors. As a consequence, we are exposed to losses resulting from day to day decisions of the principals who manage our partner firm, and our financial condition and results of operations may be adversely affected by problems stemming from the day to day operations of a partner firm, where weaknesses or failures in internal processes or systems could lead to a disruption of the partner firm’s operations, liability to its clients or exposure to regulatory or disciplinary action. Unsatisfactory performance by the principals could also hinder the partner firms’ ability to grow and could have an adverse effect on our business. Further, there is a risk of financial and reputational harm to us if any of our partner firms, among other things, have engaged in, or in the future were to engage in, poor or non compliant business practices or were to experience adverse results.

We rely on our key personnel and principals.

We depend on the efforts of our executive officers, other management team members, employees and principals. Our executive officers, in particular, play an important role in the stability and growth of our business, including the growth and stability of existing partner firms and in identifying potential acquisition opportunities for us. However, there is no guarantee that these officers will remain with us. In addition, our partner firms depend heavily on the services of key principals, who in many cases have managed their predecessor firms for many years. Although we use a combination of economic incentives, transfer restrictions and non-solicitation and non-competition agreements in an effort to retain key management personnel, there is no guarantee that these principals will remain with the respective partner firms. The loss of key management personnel at our partner firms could have an adverse impact on our business. Of the combination of retention mechanics and incentives we use, we note that certain states have enacted laws that restrict the use of non-competition provisions in many instances and that the FTC has recently issued a proposed rulemaking, which if adopted, would restrict the use of non-competition provisions across the United States.

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

If we experience a change of control (as defined under the Tax Receivable Agreements, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreements terminate early (at our election or as a result of our breach), Focus Inc. could be required to make a substantial, immediate lump-sum payment. This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable Agreements (determined by applying a discount rate of one-year London Interbank Offered Rate

(“LIBOR”) or the functional replacement of LIBOR, plus 1.5%). The calculation of hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreements, and may materially exceed, the actual realization, if any, of the future tax benefits to which the termination payments relate.

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

At December 31, 2022, we had outstanding borrowings under the Credit Facility of approximately $2.6 billion at stated value. Our ability to make scheduled payments on or to refinance our indebtedness including the Credit Facility, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

The Credit Facility contains a number of customary covenants, including provisions regarding (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property and (v) declaring dividends or making other restricted payments.

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

Risks Related to Regulation and Litigation

Our business is highly regulated.

Our partner firms are subject to extensive regulation by various regulatory and self-regulatory authorities in the United States, Australia, Canada, Switzerland, the United Kingdom and other jurisdictions in which our partner firms conduct business. See “Part I. Item 1, Business—Regulatory Environment.”

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

We have partner firms located in Australia, Canada, Switzerland, the United Kingdom and other jurisdictions. We may have partner firms located in additional non-U.S. jurisdictions in the future. Failure to comply with the applicable laws, rules, regulations, codes, directives, notices or guidelines in any jurisdiction outside of the United States could result in a wide range of penalties and disciplinary actions, including fines, censures and the suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could adversely affect our reputation and operations and our partner firms in those jurisdictions. Regulators in jurisdictions outside of the United States could also change their policies or laws in a manner that might restrict or otherwise impede the ability of such partner firms to offer wealth management services in their respective markets, or they may be unable to keep up with, or adapt to, changing, complex regulatory requirements in such jurisdictions or markets, which could further negatively impact our business.

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

Some of our partner firms have affiliated SEC registered broker dealers and licensed insurance affiliates, which create conflicts of interests. Certain of our partner firms, with the assistance of certain of our subsidiaries, offer clients value-added services through third-party service providers in exchange for compensation to such partner firms and/or to us, creating a conflict of interest. Certain of our partner firms entrust the management of their clients’ assets to other partner firms (i.e., affiliates), which is also a conflict of interest. Certain of our partner firms also have compensation arrangements pursuant to which they receive payments based on client assets invested in certain third party mutual funds. Such arrangements allow a partner firm to receive payments from multiple parties based on the same client asset and can incentivize a partner firm to act in a manner contrary to the best interests of its clients. As investment advisers subject to a legal obligation to operate under the fiduciary standard, these partner firms must fully disclose any conflicts between their interests and those of their clients. The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and our partner firms have implemented policies and procedures to mitigate conflicts of interest. However, if our partner firms fail to fully disclose conflicts of interest or if their policies and procedures are not effective, they could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our reputation, business and results of operations.

The hiring of certain advisers or acquisitions of newly established RIA firms expose us to litigation risk.

Our partner firms may from time to time hire advisers employed at traditional brokerages and wirehouses or unaffiliated RIA firms. Additionally, our Focus Independence program has typically involved the acquisition of substantially all of the assets of new wealth management firms formed by teams of wealth management professionals formerly employed at traditional brokerages and wirehouses. These hirings and acquisitions may expose us to the risk of legal actions alleging misappropriation of confidential information, including client information, unfair competition, and breach of contract. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. We may incur significant legal expenses in defending against litigation commenced by any such brokerage, wirehouse or unaffiliated RIA firm. Substantial legal liability could have an adverse effect on our business, results of operations or financial condition or cause significant reputational harm to us.

In the event of a change of control of our company, we will likely be required to obtain the consent of our partner firms’ advisory clients to the change of control.

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

Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. As of February 13, 2023, investment vehicles affiliated with Stone Point owned approximately 11.8% of our Class A common stock (representing 9.1% of the economic interest and 10.0% of the voting power) and 69.8% of our Class B common stock (representing 0% of the economic interest and 10.6% of the voting power).

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

We have approximately 4,100,000 shares of our Class A common stock registered under our registration statements on Form S-8 for additional issuances under our equity incentive plan, that are available for resale in the public market without restriction, subject to the satisfaction of vesting, the requirements of Rule 144 and any other conditions.

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

As of February 13, 2023, we had 5 holders of record of our Class A common stock. This number excludes owners for whom Class A common stock may be held in “street” name.

There is no public market for our Class B common stock. As of February 13, 2023, we had 39 holders of record of our Class B common stock.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2022, we issued an aggregate of 28,291 shares of Class A common stock and retired 1,685 shares of Class B common stock and 71,176 incentive units in Focus LLC and acquire 28,291 common units in Focus LLC, in each case as part of our regular quarterly exchanges offered to holders of units in Focus LLC.

During the three months ended December 31, 2022, Focus LLC issued 139,099 common units and we issued a corresponding number of shares of Class B common stock in connection with an acquisition.

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

Overview

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented RIA industry, with a footprint of over 85 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating as part of a scaled business model with aligned economic interests, while retaining their entrepreneurial culture and independence.

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

Since we began revenue-generating and acquisition activities in 2006, we have created a partnership of over 85 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues in excess of $2.1 billion for the year ended December 31, 2022. For the year ended December 31, 2022, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and primarily expanded our international presence into Australia, Canada, Switzerland and the United Kingdom.

Sources of Revenue

Our partner firms provide comprehensive wealth management services through a largely recurring, fee-based model. We derive a substantial majority of our revenue from wealth management fees, which are composed of fees earned from wealth management services, including investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. Fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. In certain cases, such wealth management fees may be subject to minimum fee levels depending on the services performed. We also generate other revenues, which primarily include recordkeeping and administration service fees, commissions and distribution fees and outsourced services. The following table summarizes our sources of revenue:

	Year Ended December 31,
	2020		2021		2022
		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$1,286,130	94.5%	$1,717,365	95.5%	$2,056,328	95.9%
Other	75,189	5.5%	80,586	4.5%	86,993	4.1%
Total revenues	$1,361,319	100.0%	$1,797,951	100.0%	$2,143,321	100.0%

During the years ended December 31, 2020, 2021 and 2022, our wealth management fees were impacted by the acquisitions of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices and customer relationships by our existing partner firms. In 2020, 2021 and 2022, we completed acquisitions of 7, 14 and 5 partner firms, respectively. In 2020, the new partner firms were Nexus Investment Management, MEDIQ Financial Services, InterOcean Capital, Seasons of Advice, CornerStone Partners, Fairway Wealth Management and Kavar Capital Partners. In 2021, the new partner firms were Hill Investment Group, Prairie Capital Management, Rollins Financial, ARS Wealth Advisors, Badgley Phelps Wealth Managers, Ancora Holdings, Sonora Investment Management, Cardinal Point, Ullmann Wealth Partners, Mosaic Family Wealth, Alley Company, Cassaday & Company, Provident Financial Management and London & Co. The new partner firms Provident Financial Management and London & Co. combined their respective businesses in December 2021 and operate as Provident Financial Management. In 2022, the new partner firms were Azimuth Capital Investment Management, Octogone Holding, Icon Wealth Partners, FourThought Private Wealth and Beaumont Financial Partners.

In 2020, 2021 and 2022, our partner firms completed 18, 24 and 19 transactions, respectively, consisting of business acquisitions accounted for in accordance with Accounting Standard Codification (“ASC”) Topic 805: Business Combinations and asset acquisitions, including, 4, 8 and 1 transactions completed by Connectus in 2020, 2021 and 2022, respectively.

See Note 4 to our consolidated financial statements for additional information about our acquisitions.

For the year ended December 31, 2022, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. We estimate that approximately 24% of our revenues for the year ended December 31, 2022 were not directly correlated to the financial markets. Of the 76% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the year ended December 31, 2022, we estimate that approximately 66% of such revenues were generated from advance billings. We estimate that approximately 28% of our revenues for the three months ended December 31, 2022 were not directly correlated to the financial markets. Of the 72% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three months ended December 31, 2022, we estimate that approximately 65% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 65% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship. For example, during 2020, 2021 and 2022, the Standard & Poor’s 500 Index had a total return of 18.4%, 28.7% and (18.1)%, respectively, and the Barclays U.S. Aggregate Bond Index had a total return for the same periods of 7.5%, (1.5)% and (13.0)% respectively. By comparison, for the same periods our organic revenue growth was 7.0%, 24.0% and 8.5%, respectively. For additional information, please read “—How We Evaluate our Business.”

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

Management Fees

While we have to date, with limited exceptions, acquired substantially all of the assets or equity of a target firm, following our acquisition of a new partner firm, the partner firm continues to be primarily managed by its principals through their 100% ownership of a management company formed by them concurrently with the acquisition. Our operating subsidiary, the management company and the principals enter into a management agreement that provides for the payment of ongoing management fees to the management company. The terms of the management agreements are generally six years subject to automatic renewals for consecutive one-year terms, unless earlier terminated by either the management company or us in certain limited situations. Under the management agreement, the management company is entitled to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of EBPC in excess of Target Earnings.

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

Business Acquisitions

We completed 21, 36 and 18 business acquisitions during the years ended December 31, 2020, 2021 and 2022, respectively, consisting of both new partner firms and acquisitions by our partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

The purchase price is comprised of a base purchase price and a right to receive contingent consideration in the form of earn out payments. The base purchase price can consist of an upfront cash payment, deferred cash consideration and may include equity. The contingent consideration for acquisitions of new partner firms generally consists of earn outs over a six year period following the closing, with payment upon the satisfaction of specified growth thresholds in years three and six. The growth thresholds are typically tied to the CAGR of the partner firm’s earnings. Such growth thresholds can be set annually or for different time frames as well, for example, annually over a six-year period. The contingent consideration for acquisitions made by our partner firms generally is earned upon the satisfaction of specified financial thresholds. These thresholds are generally tied to revenue as adjusted for certain criteria or other operating metrics based on the retention or growth of the business acquired. The contingent consideration is typically payable in cash and, in some cases, equity.

The following table summarizes our business acquisitions for the years ended December 31, 2020, 2021 and 2022 (dollars in thousands):

	2020	2021	2022
Number of business acquisitions closed	21	36	18
Consideration:
Cash due at closing	$327,722	$983,240	$450,943
Estimated working capital adjustment and other	(174)	(577)	1,127
Cash due subsequent to closing at net present value	—	86,778	9,611
Fair market value of Focus LLC common units issued	—	23,118	28,992
Fair market value of Class A common stock issued	—	3,515	—
Fair market value of estimated contingent consideration	46,918	212,074	56,604
Total consideration	$374,466	$1,308,148	$547,277

In addition, we completed four, two and six acquisitions during the years ended December 31, 2020, 2021 and 2022, respectively, that did not meet the definition of a business under ASC Topic 805: Business Combinations. These acquisitions primarily related to the acquisition of customer relationships.

Our acquisitions have been paid for with a combination of cash on hand, cash generated by our operations, borrowings under the Credit Facility, Focus LLC common units or our Class A common stock.

2023 Acquisition Developments

From January 1, 2023 to February 16, 2023, we completed seven business acquisitions (accounted for in accordance with ASC Topic 805: Business Combinations), consisting of the acquisition of one new partner firm and six acquisitions by partner firms. The Acquired Base Earnings associated with the acquisition of the new partner firm during this period is approximately $1.7 million. For additional information regarding Acquired Base Earnings, please see “—How We Evaluate Our Business.”

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics include the following:

	Year Ended December 31,
	2020	2021	2022

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$1,361,319	$1,797,951	$2,143,321
Revenue growth (1) from prior period	11.7%	32.1%	19.2%
Organic revenue growth (2) from prior period	7.0%	24.0%	8.5%
Management Fees Metrics (operating expense):
Management fees	$349,475	$491,433	$530,329
Management fees growth (3) from prior period	14.7%	40.6%	7.9%
Organic management fees growth (4) from prior period	7.8%	32.1%	(0.4)%
Net Income Metrics:
Net income	$48,965	$24,440	$125,278
Net income growth from prior period	*	(50.1)%	*
Income per share of Class A common stock:
Basic	$0.58	$0.18	$1.40
Diluted	$0.57	$0.18	$1.39
Income per share of Class A common stock growth from prior period:
Basic	*	(69.0)%	*
Diluted	*	(68.4)%	*
Adjusted EBITDA Metrics:
Adjusted EBITDA (5)	$321,763	$451,296	$537,456
Adjusted EBITDA growth (5) from prior period	19.2%	40.3%	19.1%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)	$195,562	$278,681	$300,548
Adjusted Net Income Excluding Tax Adjustments growth (5) from prior period	33.3%	42.5%	7.8%
Tax Adjustments
Tax Adjustments (5)(6)	$37,254	$46,805	$64,359
Tax Adjustments growth from prior period (5)(6)	16.9%	25.6%	37.5%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)	$2.46	$3.36	$3.62
Tax Adjustments Per Share (5)(6)	$0.47	$0.56	$0.77
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5) from prior period	25.5%	36.6%	7.7%
Tax Adjustments Per Share growth from prior period (5)(6)	11.9%	19.1%	37.5%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (5)	79,397,568	82,893,928	83,093,073
Other Metrics:
Net Leverage Ratio (7) at period end	3.89x	3.85x	4.19x
Acquired Base Earnings (8)	$22,121	$71,400	$26,568
Number of partner firms at period end (9)	71	84	88

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.

(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(6)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of December 31, 2022, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $67,806.
(7)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the first lien term loan A (the “First Lien Term Loan A”), first lien term loan B (the “First Lien Term Loan B” and together with the “First Lien Term Loan A,” the “First Lien Term Loan”), and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
(8)	The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our preferred position in Base Earnings. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.

(9)	Represents the number of partner firms on the last day of the period presented.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income excluding interest income, interest expense, income tax expense, amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings, other expense-net and secondary offering expenses, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

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

Set forth below is a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2020	2021	2022

	(in thousands)
Net income	$48,965	$24,440	$125,278
Interest income	(453)	(422)	(791)
Interest expense	41,658	55,001	99,887
Income tax expense	20,660	20,082	53,077
Amortization of debt financing costs	2,909	3,958	3,999
Intangible amortization	147,783	187,848	261,842
Depreciation and other amortization	12,451	14,625	15,281
Non‑cash equity compensation expense	22,285	31,602	30,453
Non‑cash changes in fair value of estimated contingent consideration	19,197	112,416	(64,747)
Loss on extinguishment of borrowings	6,094	—	1,807
Other expense-net	214	337	11,370
Secondary offering expenses	—	1,409	—
Adjusted EBITDA	$321,763	$451,296	$537,456

Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share

We analyze our performance using Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share. Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are non GAAP measures. We define Adjusted Net Income Excluding Tax Adjustments as net income excluding income tax expense, amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings and secondary offering expenses, if any. The calculation of Adjusted Net Income Excluding Tax Adjustments also includes adjustments to reflect a pro forma 27% income tax rate reflecting the estimated U.S. federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business and is used for comparative purposes. The actual effective income tax rate, in current or future periods, may differ significantly from the pro forma income tax rate of 27%.

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

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share:

	Year Ended December 31,
	2020	2021	2022

	(dollars in thousands, except per share data)
Net income	$48,965	$24,440	$125,278
Income tax expense	20,660	20,082	53,077
Amortization of debt financing costs	2,909	3,958	3,999
Intangible amortization	147,783	187,848	261,842
Non‑cash equity compensation expense	22,285	31,602	30,453
Non‑cash changes in fair value of estimated contingent consideration	19,197	112,416	(64,747)
Loss on extinguishment of borrowings	6,094	—	1,807
Secondary offering expenses (1)	—	1,409	—
Subtotal	267,893	381,755	411,709
Pro forma income tax expense (27%) (2)	(72,331)	(103,074)	(111,161)
Adjusted Net Income Excluding Tax Adjustments	$195,562	$278,681	$300,548
Tax Adjustments (2)(3)	$37,254	$46,805	$64,359
Adjusted Net Income Excluding Tax Adjustments Per Share	$2.46	$3.36	$3.62
Tax Adjustments Per Share (3)	$0.47	$0.56	$0.77
Adjusted Shares Outstanding	79,397,568	82,893,928	83,093,073

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (4)	48,678,584	57,317,477	65,552,592
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options, unvested Class A common stock and restricted stock units (5)	118,029	513,674	257,623
Weighted average Focus LLC common units outstanding (6)	21,461,080	15,200,900	11,857,164
Weighted average Focus LLC restricted common units outstanding (7)	5,005	73,983	199,495
Weighted average common unit equivalent of Focus LLC incentive units outstanding (8)	9,134,870	9,787,894	5,226,199
Adjusted Shares Outstanding	79,397,568	82,893,928	83,093,073
(1)	Relates to offering expenses associated with the March 2021 and June 2021 secondary equity offerings.
(2)	The pro forma income tax rate of 27% reflects the estimated U.S. federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business and is used for comparative purposes. The actual effective income tax rate, in current or future periods, may differ significantly from the pro forma income tax rate of 27%. The actual effective income tax rate is the percentage of income tax after taking into consideration various tax deductions, credits and limitations. Among other things, periods of increased interest expense and limits on our ability to deduct interest expense may, in current or future periods, contribute to an actual effective income tax rate that is less than or greater than the pro forma income tax rate of 27%.
(3)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of December 31, 2022, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $67,806.
(4)	Represents our GAAP weighted average Class A common stock outstanding—basic.
(5)	Represents the incremental shares related to stock options, unvested Class A common stock and restricted stock units as calculated under the treasury stock method.
(6)	Assumes that 100% of Focus LLC common units, including contingently issuable Focus LLC common units, if any, were exchanged for Class A common stock.
(7)	Assumes that 100% of Focus LLC restricted common units were exchanged for Class A common stock.
(8)	Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

For a comparison of the years ended December 31, 2020 and 2021, see Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2021.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2022

The following discussion presents an analysis of our results of operations for the years ended December 31, 2021 and 2022. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Year Ended
	December 31,
	2021	2022	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$1,717,365	$2,056,328	$338,963	19.7%
Other	80,586	86,993	6,407	8.0%
Total revenues	1,797,951	2,143,321	345,370	19.2%
Operating expenses:
Compensation and related expenses	591,121	729,891	138,770	23.5%
Management fees	491,433	530,329	38,896	7.9%
Selling, general and administrative	297,636	376,417	78,781	26.5%
Intangible amortization	187,848	261,842	73,994	39.4%
Non‑cash changes in fair value of estimated contingent consideration	112,416	(64,747)	(177,163)	*
Depreciation and other amortization	14,625	15,281	656	4.5%
Total operating expenses	1,695,079	1,849,013	153,934	9.1%
Income from operations	102,872	294,308	191,436	186.1%
Other income (expense):
Interest income	422	791	369	87.4%
Interest expense	(55,001)	(99,887)	(44,886)	(81.6)%
Amortization of debt financing costs	(3,958)	(3,999)	(41)	(1.0)%
Loss on extinguishment of borrowings	—	(1,807)	(1,807)	*
Other expense—net	(337)	(11,370)	(11,033)	*
Income from equity method investments	524	319	(205)	(39.1)%
Total other expense—net	(58,350)	(115,953)	(57,603)	(98.7)%
Income before income tax	44,522	178,355	133,833	300.6%
Income tax expense	20,082	53,077	32,995	164.3%
Net income	$24,440	$125,278	$100,838	412.6%

*            Not meaningful

Revenues

Wealth management fees increased $339.0 million, or 19.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. New partner firms added subsequent to the year ended December 31, 2021 that are included in our results of operations for the year ended December 31, 2022 include Azimuth Capital Investment Management, Octogone Holding, Icon Wealth Partners, FourThought Private Wealth and Beaumont Financial Partners. Additionally, our partner firms completed 19 acquisitions subsequent to the year ended December 31, 2021. The new partner firms contributed approximately $27.5 million in wealth management fees during the year ended December 31, 2022. The balance of the increase of $311.5 million was due to the revenue growth at our existing partner firms, including Connectus, associated with wealth management services, which includes partner firm-level acquisitions, as well as a full period of revenue recognized during the year ended December 31, 2022 for partner firms that were acquired during the year ended December 31, 2021. Six partner firms, which closed in the prior year on December 31, 2021, contributed $90.9 million of the increase.

Other revenues increased $6.4 million, or 8.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase related to new partner firms was approximately $2.4 million.

Operating Expenses

Compensation and related expenses increased $138.8 million, or 23.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase related to new partner firms was approximately $9.0 million. The balance of the increase of $129.8 million was due to an increase in salaries and related expense due to growth of our existing partner firms including Connectus, partner firm-level acquisitions and a full period of expense during the year ended December 31, 2022 for partner firms acquired during the year ended December 31, 2021, offset in part by a decrease in non-cash equity compensation of $1.1 million. Six partner firms, which closed in the prior year on December 31, 2021, contributed $27.9 million of the increase.

Management fees increased $38.9 million, or 7.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase related to new partner firms was approximately $3.2 million. Management fees are variable and a function of earnings during the period. The balance of the increase of $35.7 million was due to partner firm-level acquisitions as well as a full year of earnings recognized during the year ended December 31, 2022 for partner firms acquired during the year ended December 31, 2021. Six partner firms, which closed in the prior year on December 31, 2021, contributed $20.5 million of the increase.

Selling, general and administrative expenses increased $78.8 million, or 26.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. New partner firms added approximately $7.2 million. The balance of the increase of $71.6 million was due primarily to an increase in expenses related to professional fees and information technology expenses related to the growth of our existing partner firms, including Connectus, and partner firm-level acquisitions.

Intangible amortization increased $74.0 million, or 39.4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase related to new partner firms was approximately $9.2 million. The balance of the increase of $64.8 million was due to partner firm-level acquisitions as well as a full year of amortization recognized during the year ended December 31, 2022 for partner firms acquired during the year ended December 31, 2021. Six partner firms, which closed in the prior year on December 31, 2021, contributed $20.6 million of the increase.

Non-cash changes in fair value of estimated contingent consideration decreased $177.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. During the year ended December 31, 2022, the probability that certain contingent consideration payments would be achieved decreased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in a decrease in the fair value of the contingent consideration liability.

Depreciation and other amortization expense increased $0.7 million, or 4.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase related to new partner firms was approximately $0.3 million.

Other income (expense)

Interest expense increased $44.9 million, or 81.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was due primarily to higher average interest rates on outstanding borrowings during the year ended December 31, 2022 compared to the year ended December 31, 2021.

During the year ended December 31, 2022, a loss on extinguishment of borrowings of $1.8 million was recognized in connection with the November 2022 Credit Facility amendment.

Other expense-net increased $11.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was due primarily to a 2022 partial write-off of an insurance receivable that was initially recorded during the year ended December 31, 2021.

Income Tax Expense

Income tax expense increased $33.0 million, or 164.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. For the year ended December 31, 2022, we recorded a tax expense of approximately $53.1 million resulting in an annual effective tax rate of 29.8%. The annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2022, we met our cash and liquidity needs primarily through cash on hand, cash generated by our operations and borrowings under our Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations and our Credit Facility, especially for acquisition activities. If our acquisition activity continues at an accelerated pace, or for larger acquisition opportunities, we may decide to issue equity either as consideration or, if market conditions are favorable, in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

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

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. As of December 31, 2022, we expect that future payments to the TRA holders will be $224.6 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the year ended December 31, 2021 compared to the year ended December 31, 2022. For information regarding our cash flows and cash and cash equivalents for the year ended December 31, 2020 compared to the year ended December 31, 2021, see Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2021:

	Year Ended
	December 31,
	2021	2022	$ Change	% Change

	(dollars in thousands)
Cash provided by (used in):
Operating activities	$313,918	$288,599	$(25,319)	(8.1)%
Investing activities	(1,007,312)	(475,181)	532,131	52.8%
Financing activities	938,797	16,992	(921,805)	(98.2)%
Cash and cash equivalents—end of period	310,684	139,973	(170,711)	(54.9)%

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

Net cash provided by operating activities decreased $25.3 million, or 8.1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily related to the timing of management fee payments which resulted in an increase of payments to affiliates, an increase in payments of interest and other working capital changes, which were offset, in part, by an increase in Adjusted EBITDA.

Investing Activities

Net cash used in investing activities decreased $532.1 million, or 52.8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was due primarily to a decrease of $517.5 million in cash paid for acquisitions and contingent consideration.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 decreased $921.8 million, or 98.2%, compared to the year ended December 31, 2021. The decrease was primarily due to a reduction in net borrowings from credit facilities of $767.5 million and a decrease in proceeds from issuance of common stock of $219.6 million, which were offset, in part, by reduced unit redemptions and distributions of $67.1 million and, to a lesser extent, a decrease in contingent consideration paid of $16.1 million in the year ended December 31, 2022 compared to the year ended December 31, 2021.

Adjusted Free Cash Flow

To supplement our statements of cash flows presented on a GAAP basis, we use a non-GAAP liquidity measure on a trailing 4-quarter basis to analyze cash flows generated from our operations. We consider Adjusted Free Cash Flow to be a liquidity measure that provides useful information to investors about the amount of cash generated by the business and is one factor in evaluating the amount of cash available to pay contingent consideration and deferred cash consideration, make strategic acquisitions and repay outstanding borrowings. Adjusted Free Cash Flow does not represent our residual cash flow available for discretionary expenditures as it does not deduct our mandatory debt service requirements and other non-discretionary expenditures. We define Adjusted Free Cash Flow as net cash provided by operating activities, less purchase of fixed assets, distributions for Focus LLC unitholders and payments under Tax Receivable Agreements (if any). Adjusted Free Cash Flow is not defined under GAAP and should not be considered as an alternative to net cash from operating, investing or financing activities. Adjusted free cash flow may not be calculated the same for us as for other companies. The table below reconciles net cash provided by operating activities, as reflected on our cash flow statement, to our adjusted free cash flow.

	Trailing 4-Quarters Ended December 31,
	2021	2022

	(in thousands)
Net cash provided by operating activities (1)(2)	$313,918	$288,599
Purchase of fixed assets	(11,018)	(21,017)
Distributions for unitholders	(32,311)	(22,984)
Payments under tax receivable agreements	(4,423)	(3,856)
Adjusted Free Cash Flow	$266,166	$240,742

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended December 31, 2021 was $5.3 million, $11.6 million, $20.4 million and $16.4 million, respectively, totaling $53.7 million for the trailing 4-quarters ended December 31, 2021. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended December 31, 2022 was $23.0 million, $18.2 million, $29.6 and $6.1 million, respectively, totaling $76.9 million for the trailing 4-quarters ended December 31, 2022. See Note 7 to our consolidated financial statements for additional information.
(2)	A portion of deferred cash consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in financing cash outflows. Deferred cash consideration paid classified as operating cash outflows was $16.0 thousand for the trailing 4-quarters ended December 31, 2022. No deferred consideration was paid in the year ended December 31, 2021.

Credit Facilities

As of December 31, 2022, our Credit Facility consisted of a $2.5 billion First Lien Term Loan B, consisting of a $1.75 billion tranche A (“First Lien Term Loan B - Tranche A”) and $788.4 million tranche B (“First Lien Term Loan B - Tranche B”), a $240.0 million delayed draw First Lien Term Loan A, and a $650.0 million First Lien Revolver.

In April 2022, we amended the First Lien Revolver to extend the maturity date to June 2024 and change the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

In November 2022, we amended the Credit Facility to, among other things, (i) repay the then existing $1.6 billion First Lien Term Loan B - Tranche A and issue approximately $1.8 billion stated value First Lien Term Loan B - Tranche A with a maturity date of June 2028, (ii) change the First Lien Term Loan B - Tranche B benchmark interest rate from LIBOR to SOFR, (iii) issue $240.0 million delayed draw First Lien Term Loan A with a maturity date of November 2027 and (iv) change the maturity date of the First Lien Revolver to November 2027.

The First Lien Term Loan B - Tranche A bears interest (at our option) at: (i) SOFR plus a margin of 3.25% with a 0.50% SOFR floor or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 2.25%. The First Lien Term Loan B - Tranche A requires quarterly installment repayments of $4.4 million and has a maturity date of June 2028. The debt was issued at a discount of 1.75% or $30.8 million. The First Lien Term Loan B - Tranche A also requires a prepayment penalty of 1%, of the then outstanding principal amount of the First Lien Term Loan B - Tranche A if repaid prior to May 2023.

The First Lien Term Loan B - Tranche B bears interest (at our option) at: (i) SOFR plus a margin of 2.50% with a 0.50% SOFR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. The First Lien Term Loan B - Tranche B requires quarterly installment repayments of $2.0 million and has a maturity date of June 2028.

The First Lien Term Loan A bears interest (at our option) at: (i) SOFR plus a margin of 2.50% with a 0.50% SOFR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. The First Lien Term Loan A has a nine month delayed draw feature, which expires in August 2023. The delayed draw feature has a ticking fee with respect to the undrawn commitments with (i) no fee from 0-60 days from the closing date, (ii) 50% of the interest rate margin for the First Lien Term Loan A from 61-120 days of the closing date and (iii) 100% of the interest rate margin for the First Lien Term Loan A after 121 days of the closing date. The First Lien Term Loan A, when drawn, will be issued at a discount of 1.50%. When drawn, the First Lien Term Loan A will require quarterly amortization equal to 0.25% in 2023, 0.50% in 2024 and 2025, 1.25% in 2026 and 1.875% in 2027. In December 2022, $20.0 million was borrowed under the First Lien Term Loan A at a discount of $300.0 thousand with quarterly installment repayments of $50.0 thousand. The First Lien Term Loan A has a maturity date of November 2027.

As amended, the First Lien Revolver bears interest (at our option) at SOFR plus a margin of 2.25% with step downs to 2.00% and 1.75% or the lender’s Base Rate plus a margin of 1.25% with step downs to 1.00% and 0.75%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio. Up to $30.0 million of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Revolver has a maturity date of November 2027.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At December 31, 2022, our First Lien Leverage Ratio was 4.19:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the Credit Facility plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $578.4 million at December 31, 2022. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2022. Based on the excess cash flow calculation for the year ended December 31, 2022, no contingent principal payments are required to be made in 2023.

At December 31, 2022, outstanding stated value borrowings under the Credit Facility were approximately $2.6 billion. The weighted-average interest rate for outstanding borrowings was approximately 4% for the year ended December 31, 2022. As of December 31, 2022, the First Lien Revolver available unused commitment line was $640.0 million. At December 31, 2022, we had outstanding letters of credit in the amount of $10.0 million bearing interest at an annual rate of approximately 2%.

In connection with the November 2022 amendment to the Credit Facility, we terminated our three then existing interest rate swaps, with notional amounts of $400.0 million, $250.0 million and $200.0 million, which provided we pay interest to the counterparty each month at a rate of 0.713%, 0.537% and 0.5315%, respectively, and receive interest from each of the counterparties each month at the 1 month LIBOR rate, subject to a 0.0% floor, and entered into the SOFR Swaps (as defined below) with the same notional amounts.

At December 31, 2022, we have three floating to fixed interest rate swap agreements with notional amounts of $400.0 million, $250.0 million and $200.0 million, the terms of which provide that we pay interest to the counterparty each month at a rate of 0.619%, 0.447% and 0.440%, respectively, and receive interest from each of the counterparties each month at the 1 month USD Term SOFR rate, subject to a 0.50% floor (the "SOFR Swaps").

The interest rate swaps effectively fix the variable interest rate applicable to $850.0 million or approximately 33% of the First Lien Term Loan borrowings outstanding, resulting in a weighted average interest rate on these borrowings of approximately 0.53% plus a margin of 3.25%.

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

Revenue Recognition

Wealth Management Fees

We recognize revenue from wealth management fees, which are primarily composed of fees earned for advising on the assets of clients, financial and tax planning fees, consulting fees, tax return preparation fees, fees for family office services, and fees for wealth management and operational support services provided to third-party wealth management firms. Client arrangements may contain one of the services or multiple services, resulting in either a single or multiple performance obligations within the same client arrangement, each of which are separately identifiable and priced, and accounted for as the related services are provided and consumed over time. Fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly, or semiannual basis. Revenue is recognized over the respective service period based on time elapsed or hours expended, as the case may be, which is deemed to be the most faithful depiction of the transfer of services as clients benefit from services over the respective period. Revenue for wealth management and operational support services provided to third party wealth management firms is presented net since these services are performed in an agent capacity. Client agreements typically do not have a specified term and may be terminated at any time by either party subject to the respective termination and notification provisions in each agreement.

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

We review and evaluate tax positions in our major tax jurisdictions and determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, we have recorded no reserves for uncertain tax positions at December 31, 2021 and December 31, 2022.

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

As of December 31, 2022, Focus Inc. had a liability of $224.6 million relating to its obligations under the Tax Receivable Agreements. The foregoing amount of expected future payments to TRA holders is merely an estimate and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments under the Tax Receivable Agreements as compared to the foregoing estimates.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the year ended December 31, 2022, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into interest rate swap agreements to manage interest rate exposure in connection with our variable interest rate borrowings. As of December 31, 2022, we had total stated value borrowings outstanding under our Credit Facility of approximately $2.6 billion. At December 31, 2022, interest payments associated with $850 million of these borrowings was effectively converted to a fixed rate through the use of interest rate swaps and interest on the remaining borrowings under our Credit Facility remained subject to variable rates based on SOFR, respectively. If 1 month USD Term SOFR or 1 month LIBOR was 1.0% higher throughout the year ended December 31, 2022, our interest expense would have increased by approximately $15.8 million.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated can only provide reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Under guidelines established by the SEC, companies are permitted to exclude acquired businesses from management’s report on internal control over financial reporting for up to one year from the date of the acquisition while integrating the acquired operations. Accordingly, internal control over financial reporting of certain acquired businesses have been excluded from management’s report on internal control over financial reporting as of December 31, 2022. These acquired businesses represent approximately 3% of our consolidated revenues for the year ended December 31, 2022 and approximately 1% of our consolidated assets as of December 31, 2022.

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

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Focus Financial Partners Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Focus Financial Partners Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those consolidated financial statements.

As described in the Management’s Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of certain businesses acquired during the 12-month period ended December 31, 2022, whose financial statements constitute approximately 1% of assets and 3% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting of these acquired businesses.

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

February 16, 2023

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to Item 10 will be set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2023 (the “Annual Meeting”) and is incorporated herein by reference.

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

PART IV

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

Index to Exhibits

The exhibits required to be filed or furnished pursuant to Item 601 of Regulation S-K are set forth below.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Focus Financial Partners Inc.(1)
3.2		Amended and Restated Bylaws of Focus Financial Partners Inc.(1)
4.1		Registration Rights Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc., Focus Financial Partners, LLC and the other parties named therein(1)
4.2	*	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934
10.1		Nomination Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of Stone Point Capital LLC named therein(1)
10.2		Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC(1)
10.3		Amendment No.1 to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC(4)
10.4		Tax Receivable Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of the Private Equity Investors named therein(1)
10.5		Tax Receivable Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the parties named therein(1)
10.6		Tax Receivable Agreement, dated as of March 25, 2020, by and among Focus Financial Partners Inc. and the parties named therein(8)
10.7†		Focus Financial Partners Inc. 2018 Omnibus Incentive Plan(1)
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

Exhibit
Number		Description

10.12

Amendment No. 4 to First Lien Credit Agreement, dated as of June 29, 2018, by among Focus LLC, as borrower, the lenders party thereto, Royal Bank of Canada, as term administrative agent, collateral agent and fronting bank, and Bank of America, N.A., as revolver administrative agent and letter of credit issuer(3)

10.13

Amendment No. 5 to the First Lien Credit Agreement, dated as of July 26, 2019, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent and each new term loan lender party thereto(5)

10.14

Amendment No. 6 to the First Lien Credit Agreement, dated as of January 27, 2020, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent, collateral agent and fronting bank and the lender parties thereto(6)

10.15

Amendment No. 7 to the First Lien Credit Agreement, dated as of January 25, 2021, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent and each lender party thereto(11)

10.16

Amendment No. 8 to First Lien Credit Agreement, dated as of July 1, 2021, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent, and each new term loan lender party thereto(12)

10.17

Amendment No. 9 to First Lien Credit Agreement, dated as of April 13, 2022, among Focus Financial Partners, LLC, Bank of America, N.A., as revolver administrative agent, and the lenders party thereto(13)

10.18

Waiver and Amendment No. 10 to First Lien Credit Agreement, dated as of November 28, 2022, by among Focus LLC, as borrower, Royal Bank of Canada, as term administrative agent, collateral agent and fronting bank, Bank of America, N.A., as revolver administrative agent and and the lenders party thereto(14)

10.19	*	Amendment No. 11 to First Lien Credit Agreement, dated as of December 9, 2022, by among Focus LLC, as borrower and Bank of America, N.A., as revolver administrative agent
10.20†		Amended and Restated Employment Agreement, by and between Ruediger Adolf and Focus Financial Partners, LLC(3)
10.21†		Amended and Restated Employment Agreement, by and between Rajini Sundar Kodialam and Focus Financial Partners, LLC(3)
10.22†		Amended and Restated Employment Agreement, by and between James Shanahan and Focus Financial Partners, LLC(3)
10.23†		Employment Agreement, by and between Leonard R. Chang and Focus Financial Partners, LLC(7)
10.24	†	Amendment No. 1 to the Employment Agreement, by and between Leonard R. Chang and Focus Financial Partners, LLC(9)
10.25	†	Amended and Restated Employment Agreement, by and between J. Russell McGranahan and Focus Financial Partners, LLC(7)
10.26†		Form of Incentive Unit Award Agreement pursuant to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC, dated as of July 3, 2017, as amended(3)
10.27		Form of Restricted Unit Award Agreement pursuant to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC, dated as of July 3, 2017, as amended(3)
10.28		Indemnification Agreement (Ruediger Adolf)(1)
10.29		Indemnification Agreement (Rajini Sundar Kodialam)(1)
10.30		Indemnification Agreement (James Shanahan)(1)
10.31		Indemnification Agreement (James D. Carey)(1)
10.32		Indemnification Agreement (Fayez S. Muhtadie)(1)

Exhibit
Number	Description

10.33	Indemnification Agreement (Joseph Feliciani Jr.)(4)
10.34	Indemnification Agreement (Leonard R. Chang)(7)
10.35	Indemnification Agreement (J. Russell McGranahan)(7)
10.36	Indemnification Agreement (Greg S. Morganroth, MD)(10)
10.37*	Indemnification Agreement (Elizabeth R. Neuhoff)
10.38*	Indemnification Agreement (George S. LeMieux)
21.1*	List of Subsidiaries of Focus Financial Partners Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document.

*            Filed or furnished herewith.

†            Compensation, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225166) filed with the SEC on May 24, 2018.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225166) filed with the SEC on June 29, 2018.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on May 9, 2019.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 26, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on January 27, 2020.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-38604) filed with the SEC on February 25, 2020.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on March 27, 2020.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on May 7, 2020.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on November 5, 2020.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on January 25, 2021.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 1, 2021.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on April 18, 2022.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on November 29, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCUS FINANCIAL PARTNERS INC.

	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2023
	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUEDIGER ADOLF	Chief Executive Officer and Chairman (Principal Executive Officer)	February 16, 2023
Ruediger Adolf

/s/ JAMES SHANAHAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2023
James Shanahan

/s/ JAMES D. CAREY	Director	February 16, 2023
James D. Carey

/s/ JOSEPH FELICIANI JR.	Director	February 16, 2023
Joseph Feliciani Jr.

/s/ RAJINI SUNDAR KODIALAM	Director	February 16, 2023
Rajini Sundar Kodialam

/s/ GEORGE S. LEMIEUX	Director	February 16, 2023
George S. LeMieux

/s/GREG S. MORGANROTH, MD	Director	February 16, 2023
Greg S. Morganroth, MD

/s/ FAYEZ S. MUHTADIE	Director	February 16, 2023
Fayez S. Muhtadie

/s/ ELIZABETH R. NEUHOFF	Director	February 16, 2023
Elizabeth R. Neuhoff

INDEX TO FINANCIAL STATEMENTS

FOCUS FINANCIAL PARTNERS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Focus Financial Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Focus Financial Partners Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and equity, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

1.

We tested the design, implementation and operating effectiveness of controls over the purchase price allocation, including understanding management’s processes and controls over the valuation of other intangible assets and the underlying assumptions used for estimating the fair value of assets acquired and liabilities assumed.

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
7.

We engaged internal fair value specialists (IFVS) from Deloitte Transactions and Business Analytics LLP to test valuation methodology and challenge the key valuation assumptions on selected acquisitions.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of contingent consideration included the following, utilizing fair value specialists for certain procedures and transactions:

1.

We tested the design, implementation and operating effectiveness of controls over the valuation of contingent consideration including understanding management processes and controls in forecasting future revenues and operating margins as well as those over the estimation process for inputs used in the Monte Carlo Simulation Model.

2.	We evaluated management’s policies and methodology for establishing the valuation of estimated contingent consideration.
3.

We evaluated the reasonableness of the unobservable inputs, and other key judgments made by management as well as independently running the Monte Carlo Simulations to calculate an independent estimate of fair value on acquisitions that were selected for testing by the specialists. We compared the results of our estimate of fair value of the contingent consideration liabilities to the Company’s fair value estimate.

4.	We evaluated the reasonableness of management’s revenue and operating margin forecasts of the acquired businesses by comparing the forecasts to:

• Actual historical revenues and operating margins

• Internal communications to management and the Board of Directors

• Performing sensitivity analysis and evaluating potential effect of changes in certain assumptions.

5.	We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent results.
6.	We evaluated the reasonableness of management’s assumptions through independent analysis using publicly available market data for comparable entities and comparison to industry benchmarks and data.
7.	We engaged internal fair value specialists (IFVS) from Deloitte Transactions and Business Analytics LLP to test valuation methodology and challenge the key valuation assumptions on selected acquisitions.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 16, 2023

We have served as the Company’s auditor since 2008.

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND DECEMBER 31, 2022

(In thousands, except share and per share amounts)

	2021	2022
ASSETS
Cash and cash equivalents	$310,684	$139,973
Accounts receivable less allowances of $3,255 at 2021 and $3,862 at 2022	198,827	217,219
Prepaid expenses and other assets	123,826	151,356
Fixed assets—net	47,199	54,748
Operating lease assets	249,850	258,697
Debt financing costs—net	4,254	7,590
Deferred tax assets—net	267,332	230,130
Goodwill	1,925,315	2,167,917
Other intangible assets—net	1,581,719	1,639,124
TOTAL ASSETS	$4,709,006	$4,866,754
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$11,580	$12,213
Accrued expenses	72,572	80,679
Due to affiliates	105,722	70,974
Deferred revenue	10,932	10,726
Contingent consideration and other liabilities	468,284	335,033
Deferred tax liabilities	31,973	29,579
Operating lease liabilities	277,324	288,895
Borrowings under credit facilities (stated value of $2,407,302 and $2,563,970 at December 31, 2021 and December 31, 2022, respectively)	2,393,669	2,510,749
Tax receivable agreements obligations	219,542	224,611
TOTAL LIABILITIES	3,591,598	3,563,459
COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 65,320,124 and 65,929,644 shares issued and outstanding at December 31, 2021 and December 31, 2022, respectively	653	659
Class B common stock, par value $0.01, 500,000,000 shares authorized; 11,439,019 and 11,827,321 shares issued and outstanding at December 31, 2021 and December 31, 2022, respectively	114	118
Additional paid-in capital	841,753	918,044
Retained earnings	24,995	116,779
Accumulated other comprehensive income	3,029	18,318
Total shareholders' equity	870,544	1,053,918
Non-controlling interest	246,864	249,377
Total equity	1,117,408	1,303,295
TOTAL LIABILITIES AND EQUITY	$4,709,006	$4,866,754

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except share and per share amounts)

	2020	2021	2022
REVENUES:
Wealth management fees	$1,286,130	$1,717,365	$2,056,328
Other	75,189	80,586	86,993
Total revenues	1,361,319	1,797,951	2,143,321
OPERATING EXPENSES:
Compensation and related expenses	476,208	591,121	729,891
Management fees	349,475	491,433	530,329
Selling, general and administrative	236,377	297,636	376,417
Intangible amortization	147,783	187,848	261,842
Non-cash changes in fair value of estimated contingent consideration	19,197	112,416	(64,747)
Depreciation and other amortization	12,451	14,625	15,281
Total operating expenses	1,241,491	1,695,079	1,849,013
INCOME FROM OPERATIONS	119,828	102,872	294,308
OTHER INCOME (EXPENSE):
Interest income	453	422	791
Interest expense	(41,658)	(55,001)	(99,887)
Amortization of debt financing costs	(2,909)	(3,958)	(3,999)
Loss on extinguishment of borrowings	(6,094)	—	(1,807)
Other expense—net	(214)	(337)	(11,370)
Income from equity method investments	219	524	319
Total other expense—net	(50,203)	(58,350)	(115,953)
INCOME BEFORE INCOME TAX	69,625	44,522	178,355
INCOME TAX EXPENSE	20,660	20,082	53,077
NET INCOME	$48,965	$24,440	$125,278
Non-controlling interest	(20,920)	(14,028)	(33,494)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$28,045	$10,412	$91,784
Income per share of Class A common stock:
Basic	$0.58	$0.18	$1.40
Diluted	$0.57	$0.18	$1.39
Weighted average shares of Class A common stock outstanding:
Basic	48,678,584	57,317,477	65,552,592
Diluted	48,796,613	57,831,151	65,810,215

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands)

	2020	2021	2022
Net income	$48,965	$24,440	$125,278
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,555	(5,332)	(10,255)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	(8,596)	13,212	30,145
Comprehensive income	$47,924	$32,320	$145,168
Less: Comprehensive income attributable to noncontrolling interest	(20,747)	(16,712)	(38,095)
Comprehensive income attributable to common shareholders	$27,177	$15,608	$107,073

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands)

	2020	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,965	$24,440	$125,278
Adjustments to reconcile net income to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	147,783	187,848	261,842
Depreciation and other amortization	12,451	14,625	15,281
Amortization of debt financing costs	2,909	3,958	3,999
Non-cash equity compensation expense	22,285	31,602	30,453
Non-cash changes in fair value of estimated contingent consideration	19,197	112,416	(64,747)
Income from equity method investments	(219)	(524)	(319)
Distributions received from equity method investments	231	1,143	1,396
Deferred taxes and other non-cash items	2,618	(8,568)	32,243
Loss on extinguishment of borrowings	6,094	—	1,807
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(37,913)	(32,006)	(16,778)
Prepaid expenses and other assets	74	2,103	(245)
Accounts payable	606	486	(82)
Accrued expenses	10,876	14,444	10,445
Due to affiliates	7,650	38,831	(35,060)
Contingent consideration and other liabilities	(29,683)	(77,423)	(74,765)
Deferred revenue	(2,563)	543	(2,149)
Net cash provided by operating activities	211,361	313,918	288,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(348,674)	(979,062)	(461,522)
Purchase of fixed assets	(19,349)	(11,018)	(21,017)
Investments and other, net	(4,950)	(17,232)	7,358
Net cash used in investing activities	(372,973)	(1,007,312)	(475,181)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	555,000	1,318,375	1,998,900
Repayments of borrowings under credit facilities	(326,566)	(425,320)	(1,873,332)
Proceeds from issuance of common stock, net	—	219,636	—
Payments in connection with unit redemption, net	—	(57,735)	—
Payments in connection with tax receivable agreements	—	(4,423)	(3,856)
Contingent consideration paid	(49,891)	(78,092)	(62,025)
Payments of deferred cash consideration	—	—	(1,484)
Payments of debt financing costs	(634)	(8,282)	(19,072)
Proceeds from exercise of stock options	6,912	8,350	1,158
Equity awards withholding	(386)	(1,343)	(685)
Other	(147)	(58)	372
Distributions for unitholders	(22,457)	(32,311)	(22,984)
Net cash provided by financing activities	161,831	938,797	16,992
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	461	(577)	(1,121)
CHANGE IN CASH AND CASH EQUIVALENTS	680	244,826	(170,711)
CASH AND CASH EQUIVALENTS:
Beginning of period	65,178	65,858	310,684
End of period	$65,858	$310,684	$139,973

See Note 17 for Supplemental Cash Flow Disclosure

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(Dollars in thousands)

							Accumulated
	Class A		Class B		Additional	Retained	Other	Total	Non-
	Common Stock		Common Stock		Paid-In	Earnings	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity	Interest	Equity
Balance at—January 1, 2020	47,421,315	$474	22,075,749	$221	$498,186	$(13,462)	$(1,299)	$484,120	$319,850	$803,970
Net income	—	—	—	—	—	28,045	—	28,045	20,920	48,965
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	1,414,154	14	(1,414,154)	(14)	43,235	—	—	43,235	—	43,235
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	2,058,146	21	—	—	69,436	—	—	69,457	—	69,457
Forfeiture of unvested Class A common stock	(834)	—	—	—	(27)	—	—	(27)	—	(27)
Exercise of stock options	251,913	2	—	—	7,799	—	—	7,801	—	7,801
Restricted stock units vesting and related withholdings	14,018	1	—	—	(387)	—	—	(386)	—	(386)
Change in non-controlling interest allocation	—	—	—	—	(96,443)	—	—	(96,443)	(21,517)	(117,960)
Non-cash equity compensation expenses	—	—	—	—	4,798	—	—	4,798	—	4,798
Currency translation adjustment—net of tax	—	—	—	—	—	—	4,689	4,689	2,866	7,555
Unrealized loss on interest rate swaps designated as cash flow hedges—net of tax	—	—	—	—	—	—	(5,557)	(5,557)	(3,039)	(8,596)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	67	—	—	67	—	67
Balance at—December 31, 2020	51,158,712	$512	20,661,595	$207	$526,664	$14,583	$(2,167)	$539,799	$319,080	$858,879
Net income	—	—	—	—	—	10,412	—	10,412	14,028	24,440
Issuance of common stock in connection with acquisitions and contingent consideration	58,657	1	614,362	5	3,514	—	—	3,520	—	3,520
Issuance (cancellation) of common stock in connection with offerings, net	10,114,939	100	(6,306,301)	(63)	511,691	—	—	511,728	—	511,728
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	3,542,853	35	(3,542,853)	(35)	194,410	—	—	194,410	—	194,410
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	185,563	2	—	—	9,398	—	—	9,400	—	9,400
Exercise of stock options	235,684	3	—	—	7,458	—	—	7,461	—	7,461
Restricted stock units vesting and related withholdings	23,716	—	—	—	(971)	—	—	(971)	—	(971)
Restricted common units vesting	—	—	12,216	—	—	—	—	—	—	—
Change in non-controlling interest allocation	—	—	—	—	(434,901)	—	—	(434,901)	(88,928)	(523,829)
Non-cash equity compensation expenses	—	—	—	—	6,036	—	—	6,036	—	6,036
Currency translation adjustment—net of tax	—	—	—	—	—	—	(4,175)	(4,175)	(1,157)	(5,332)
Unrealized gain on interest rate swaps designated as cash flow hedges—net of tax	—	—	—	—	—	—	9,371	9,371	3,841	13,212
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	18,454	—	—	18,454	—	18,454
Balance at—December 31, 2021	65,320,124	$653	11,439,019	$114	$841,753	$24,995	$3,029	$870,544	$246,864	$1,117,408
Net income	—	—	—	—	—	91,784	—	91,784	33,494	125,278
Issuance of common stock in connection with acquisitions and contingent consideration	—	—	839,184	9	—	—	—	9	—	9
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	488,258	5	(488,258)	(5)	19,657	—	—	19,657	—	19,657
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	43,720	1	—	—	1,734	—	—	1,735	—	1,735
Exercise of stock options	42,076	—	—	—	1,158	—	—	1,158	—	1,158
Restricted stock units vesting and related withholdings	35,466	—	—	—	(763)	—	—	(763)	—	(763)
Restricted common units vesting	—	—	37,376	—	—	—	—	—	—	—
Change in non-controlling interest allocation	—	—	—	—	53,127	—	—	53,127	(35,582)	17,545
Non-cash equity compensation expenses	—	—	—	—	8,726	—	—	8,726	—	8,726
Currency translation adjustment—net of tax	—	—	—	—	—	—	(8,336)	(8,336)	(1,919)	(10,255)
Unrealized gain on interest rate swaps designated as cash flow hedges—net of tax	—	—	—	—	—	—	23,625	23,625	6,520	30,145
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(7,348)	—	—	(7,348)	—	(7,348)
Balance at—December 31, 2022	65,929,644	$659	11,827,321	$118	$918,044	$116,779	$18,318	$1,053,918	$249,377	$1,303,295

See notes to consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

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

Business

The Company is in the business of acquiring and overseeing independent fiduciary wealth management and related businesses. The Company typically acquires 100% of the net assets or equity of the wealth management businesses on terms that are generally consistent for each acquisition. To determine the acquisition price, the Company first estimates the operating cash flow of the business to be acquired based on current and projected levels of revenue and expenses. For this purpose, the Company defines operating cash flow as cash revenue of the business, less cash expenses, other than compensation and benefits to the selling entrepreneurs or individuals who typically become principals of the management entities discussed below. The Company refers to the estimated operating cash flow earnings before partner compensation as target earnings (“Target Earnings”). The acquisition price is a multiple of a portion of the Target Earnings, referred to as base earnings (“Base Earnings”).

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

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

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

Income Per Share

Income per share is computed in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares outstanding for that period. Diluted income per share is calculated by dividing the net income attributable to common shareholders by the weighted average number of shares of Class A common stock outstanding during the same periods plus the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options, unvested Class A common stock, restricted stock units and Focus LLC common units, including contingently issuable Focus LLC common units, if any, restricted common units, and incentive units as calculated using the treasury stock method.

Revenue Recognition

Wealth Management Fees

The Company recognizes revenue from wealth management fees, which are primarily composed of fees earned for advising on the assets of clients, financial and tax planning fees, consulting fees, tax return preparation fees, fees for family office services, and fees for wealth management and operational support services provided to third-party wealth management firms. Client arrangements may contain one of the services or multiple services, resulting in either a single or multiple performance obligations within the same client arrangement, each of which are separately identifiable and priced, and accounted for as the related services are provided and consumed over time. Fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly, or semiannual basis. Revenue is recognized over the respective service period based on time elapsed or hours expended, as the case may be, which is deemed to be the most faithful depiction of the transfer of services as clients benefit from services over the respective period. Revenue for wealth management and operational support services provided to third party wealth management firms is presented net since these services are performed in an agent capacity. Client agreements typically do not have a specified term and may be terminated at any time by either party subject to the respective termination and notification provisions in each agreement.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

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

The Company disaggregates revenue based on the above two categories. The Company does not allocate revenue by the type of service provided in connection with providing holistic wealth management client services. The Company generally manages its business based on the operating results of the enterprise taken as a whole, not by geographic region. The following table disaggregates the revenues based on the location of the partner firm legal entities that generate the revenues, and therefore may not be reflective of the geography in which clients are located, for the years ended December 31, 2020, 2021 and 2022:

	2020	2021	2022
Domestic revenue	$1,291,630	$1,691,345	$2,016,845
International revenue	69,689	106,606	126,476
Total revenue	$1,361,319	$1,797,951	$2,143,321

International revenue consists of revenue generated by partner firm legal entities primarily in Australia, Canada, Switzerland, the United Kingdom and in other non-US jurisdictions.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

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

Investments

The equity method of accounting is applied to investments where the Company has the ability to exercise significant influence over operating and financial matters. During the years ended December 2021 and 2022, the Company acquired minority equity interests in wealth management firms for $1,632 and $5,232 in cash that are accounted for using the equity method of accounting.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

The Company records other equity investments that do not have readily determinable fair values at cost less impairment, if any, plus or minus changes resulting from observable price changes. Investments are periodically reviewed for impairment.

During the year ended December 31, 2021, the Company invested $18,000 in a publicly traded mutual fund that was sold during the year ended December 31, 2022. Unrealized and realized gains and losses are recognized in other expense-net in the consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying amounts of substantially all of the Company’s financial assets and liabilities are considered to approximate their fair values because of their short-term nature. The carrying amount of First Lien Revolver borrowings (as defined below) and First Lien Term Loan A borrowings (as defined below) under the Credit Facility (as defined below) approximates fair value, as the debt bears interest at selected short-term variable market rates. The Company measures the implied fair value of its First Lien Term Loan B (as defined below) and interest rate swap agreements using trading levels and the relevant interest rate forward curves obtained from third-party service providers; accordingly, they are classified within Level 2 of the valuation hierarchy. The fair value of the Company’s investment in a mutual fund was determined using quoted market prices within Level 1 of the valuation hierarchy. See Note 7 for further information regarding the Company’s fair value measurements.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

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

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London InterBank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. The Company applied the provisions of ASU No. 2020-04 in connection with the November 2022 amendment to the Credit Facility and related modification of its derivative contracts (See Notes 8 and 9).

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

The Company reviews and evaluates tax positions in its major tax jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, no reserves for uncertain tax positions were recorded at December 31, 2021 and 2022.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

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

From time to time, the Company enters into option agreements with wealth management businesses (the “Optionee”). In exchange for payment of an option premium, the option agreement allows the Company, at its sole discretion, to acquire the Optionee at a predetermined time and at a predetermined purchase price formula. If the Company chooses to exercise its option to acquire the Optionee, the acquisition and the corresponding Management Agreement would be executed in accordance with the Company’s typical acquisition structure as discussed in Note 1. The Company has determined that the option agreements with the Optionees qualify the Optionees as VIEs. The Company has determined that it is not the primary beneficiary of the Optionees and does not consolidate the results of the Optionees. An option premium of $2,000 was paid by the Company to a Singapore based wealth management firm during the year ended December 31, 2022 and is included in prepaid expenses and other assets in the consolidated balance sheets as of December 31, 2022. There were no option premiums as of December 31, 2021.

Stock Based Compensation Costs

Compensation cost for Focus LLC incentive units and Focus Inc. stock option awards is measured based on the fair value of awards determined by the Black-Scholes option pricing model or the Monte Carlo Simulation Model on the date that the awards are granted or modified, and is adjusted for the estimated number of awards that are expected to be forfeited. Compensation cost for unvested Class A common stock and restricted stock units, as well as Focus LLC restricted common units, is measured based on the market value of the Company’s Class A common stock on the date that the awards are granted and is adjusted for the estimated number of awards that are expected to be forfeited. The compensation cost is recognized on a straight-line basis over the requisite service period. Non-cash equity compensation expense, associated with employees and non-employees, including principals in the management companies, is included in compensation and related expenses in the consolidated statements of operations. The Company estimates forfeitures at the time of the respective grant and revises those estimates in subsequent periods if actual forfeitures differ from those

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

estimates. The Company uses historical data to estimate forfeitures and records non-cash equity compensation expense only for those awards that are expected to vest.

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

3. NON-CONTROLLING INTERESTS AND INCOME PER SHARE

The calculation of controlling and non-controlling interest is as follows as of December 31, 2021 and 2022:

	2021	2022
Focus LLC common units	11,439,019	11,827,321
Focus LLC restricted common units	193,625	296,548
Common unit equivalents of outstanding vested and unvested Focus LLC incentive units(1)	8,996,789	5,196,288
Total common units, restricted common units and common unit equivalents attributable to non-controlling interest	20,629,433	17,320,157
Total common units, restricted common units and common unit equivalents of incentive units outstanding	85,949,557	83,249,801
Non-controlling interest allocation	24.0%	20.8%
Company’s interest in Focus LLC	76.0%	79.2%
(1)	Focus LLC common units issuable upon conversion of 16,146,524 and 16,602,886 (see Note 10) vested and unvested Focus LLC incentive units outstanding as of December 31, 2021 and 2022, respectively, were calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the period.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

Basic income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same period. The calculation of basic income per share for the years ended December 31, 2020, 2021 and 2022 is as follows:

	2020	2021	2022
Basic income per share:
Net income attributable to common shareholders	$28,045	$10,412	$91,784
Weighted average shares of Class A common stock outstanding	48,678,584	57,317,477	65,552,592
Basic income per share	$0.58	$0.18	$1.40

Diluted income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods plus the effect, if any, of the potentially dilutive shares of the Company’s Class A common stock from stock options, unvested Class A Common Stock, restricted stock units and Focus LLC common units, including contingently issuable Focus LLC common units, if any, restricted common units and incentive units as calculated using the treasury stock method. The calculation of diluted income per share for the years ended December 31, 2020, 2021 and 2022 is as follows:

	2020	2021	2022
Diluted income per share:
Net income attributable to common shareholders	$28,045	$10,412	$91,784
Weighted average shares of Class A common stock outstanding	48,678,584	57,317,477	65,552,592
Effect of dilutive stock options	77,302	461,306	235,187
Effect of dilutive unvested Class A common stock	23,822	—	—
Effect of dilutive restricted stock units	16,905	52,368	22,436
Total	48,796,613	57,831,151	65,810,215
Diluted income per share	$0.57	$0.18	$1.39

Diluted income per share for the years ended December 31, 2020, 2021 and 2022 excludes shares related to market-based stock options and Focus LLC incentive units, as modified, that vest on the sixth anniversary of the pricing of the Company’s initial public offering (“IPO”) with vesting based on the highest volume weighted average per share price for any ninety-calendar day period (“90-day VWAP”) prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between (see Note 10). These market-based stock options and Focus LLC incentive units will also vest upon a change of control linearly based on the share price used in the transaction with 100% vesting if the price used is $110.00, 0% vesting if the price used is equal to or less than $33.00, and linear interopolation in between, except as governed by the employment agreements entered into with the Company’s executive officers. Such market-based and other criteria were not met during the years ended December 31, 2020, 2021 and 2022.

Focus LLC common units and vested incentive units may be exchanged for Class A common stock, subject to certain limitations (see Note 10). In computing the dilutive effect, if any, that the exchange would have on net income per share, net income attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the years ended December 31, 2020, 2021 and 2022, such exchange is not reflected in diluted income per share as the assumed exchange is not dilutive.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

4. ACQUISITIONS

Business Acquisitions

The purchase price associated with business acquisitions and the allocation thereof during the years ended December 31, 2020, 2021 and 2022, is summarized as follows:

	2020	2021	2022
Number of business acquisitions closed	21	36	18
Consideration:
Cash due at closing	$327,722	$983,240	$450,943
Estimated working capital adjustments and other	(174)	(577)	1,127
Cash due subsequent to closing at net present value	—	86,778	9,611
Fair market value of Focus LLC common units issued	—	23,118	28,992
Fair market value of Class A common stock issued	—	3,515	—
Fair market value of estimated contingent consideration	46,918	212,074	56,604
Total consideration	$374,466	$1,308,148	$547,277
Allocation of purchase price:
Total tangible assets	$21,216	$61,854	$29,991
Total liabilities assumed	(31,680)	(83,444)	(32,551)
Customer relationships	215,686	616,283	287,172
Management contracts	7,774	33,350	11,414
Goodwill	160,341	677,195	249,677
Other acquired intangibles	1,129	2,910	1,574
Total allocated consideration	$374,466	$1,308,148	$547,277

Management believes approximately $461,746 of tax goodwill and intangibles related to business acquisitions completed during the year ended December 31, 2022 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

A portion of the cash due at closing for one of the Company’s 2021 business acquisitions was placed in escrow for the satisfaction of certain indemnifications and other related items, if any.

The accompanying consolidated statement of operations for the year ended December 31, 2022 includes revenue and income from operations for business acquisitions that are new subsidiary partner firms from the date they were acquired of $29,883 and $3,140, respectively.

Asset Acquisitions

The Company also separately purchases customer relationships and other intangible assets. These purchases are accounted for as asset acquisitions as they do not qualify as business acquisitions pursuant to ASC Topic 805, Business Combinations. The Company completed four, two and six asset acquisitions during the years ended December 31, 2020, 2021 and 2022, respectively. Total purchase consideration, inclusive of transaction costs, for asset acquisitions during the year ended December 31, 2020 was $26,159 in cash. Total purchase consideration for the asset acquisitions during the year ended December 31, 2021 was $3,041 in cash. Total purchase consideration for the asset acquisitions during the year ended December 31, 2022 was $9,718 in cash and cash due subsequent to closing of $3,000. Certain asset acquisitions include contingent consideration provisions. The Company records the contingent consideration as additional purchase consideration when the outcome of the contingency is determinable. During the years ended

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

December 31, 2020, 2021 and 2022, the Company paid $2,451, $4,577 and $9,071, respectively, of additional purchase price consideration related to asset acquisitions.

Intangible assets acquired in asset acquisitions for the years ended December 31, 2020, 2021 and 2022 were as follows:

	2020	2021	2022
Customer relationships	$24,851	$2,916	$12,297
Other acquired intangibles	1,308	125	495
Total	$26,159	$3,041	$12,792

The weighted-average useful life of intangibles acquired during the years ended December 31, 2020, 2021 and 2022 through business acquisitions and asset acquisitions are as follows:

	2020	2021	2022
Management contracts	18	14	7
Customer relationships	9	9	9
Other acquired intangibles	5	5	5
Weighted-average useful life of all intangibles acquired	9	9	9

From January 1, 2023 to February 16, 2023, the Company completed wealth management business acquisitions for cash consideration of $28,771 at closing, deferred cash consideration of $2,366, plus contingent consideration.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the years ended December 31, 2020, 2021 and 2022:

	2020	2021	2022
Balance beginning of period:
Goodwill	$1,112,855	$1,278,183	$1,947,939
Cumulative impairment losses	(22,624)	(22,624)	(22,624)
	1,090,231	1,255,559	1,925,315
Goodwill acquired	160,341	677,195	249,677
Other	4,987	(7,439)	(7,075)
	165,328	669,756	242,602
Balance end of period:
Goodwill	1,278,183	1,947,939	2,190,541
Cumulative impairment losses	(22,624)	(22,624)	(22,624)
	$1,255,559	$1,925,315	$2,167,917

There were no goodwill impairment losses during the years ended December 31, 2020, 2021 and 2022.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

The following table summarizes the amortizing acquired intangible assets at December 31, 2021:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,228,461	$(787,016)	$1,441,445
Management contracts	191,578	(57,153)	134,425
Other acquired intangibles	10,911	(5,062)	5,849
Total	$2,430,950	$(849,231)	$1,581,719

The following table summarizes the amortizing acquired intangible assets at December 31, 2022:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,530,062	$(1,029,197)	$1,500,865
Management contracts	202,479	(70,624)	131,855
Other acquired intangibles	13,416	(7,012)	6,404
Total	$2,745,957	$(1,106,833)	$1,639,124

Management contracts and other acquired intangibles are amortized on a straight-line basis over their estimated useful lives ranging from 2 to 20 years. Customer relationships are amortized on a straight-line basis over their estimated useful lives of 4 to 10 years.

Estimated amortization expense for each of the next five years is as follows:

Years Ending December 31,	Amount
2023	$270,828
2024	254,749
2025	241,575
2026	217,115
2027	181,401

6. FIXED ASSETS

Fixed assets consist of the following at December 31, 2021 and 2022:

	2021	2022
Leasehold improvements	$46,252	$51,926
Computers, software development and equipment	39,074	44,612
Furniture and fixtures	20,834	24,689
Subtotal	106,160	121,227
Less accumulated depreciation and amortization	(58,961)	(66,479)
Total	$47,199	$54,748

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

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

First Lien Term Loan B

The implied fair value of the Company’s First Lien Term Loan B (as defined below) based on Level 2 inputs is as follows as of December 31, 2021 and 2022:

	2021		2022
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan B - Tranche A	$1,610,928	$1,598,846	$1,755,600	$1,735,850
First Lien Term Loan B - Tranche B	796,374	792,392	788,370	772,603

Derivatives

At December 31, 2021 and 2022, the fair value of the Company’s $850,000 notional amount interest rate swap agreements was $5,810 and $44,219, respectively, which are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

Business acquisitions

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

At December 31, 2021 and 2022, deferred cash consideration in connection with business acquisitions of $114,156 and $122,079, respectively, are included in contingent consideration and other liabilities in the consolidated balance sheets at present value. At December 31, 2022, amounts due are as follows: $19,357 in 2023, $21,947 in 2024, $8,157 in 2025, $0 in 2026, $4,748 in 2027, $0 in 2028 and $67,870 in 2029.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the years ended December 31, 2021 and 2022:

	2021	2022
Balance at January 1,	$169,670	$350,027
Additions to estimated contingent consideration	212,074	56,604
Assumed estimated contingent consideration obligation	—	12,637
Payments of contingent consideration	(143,107)	(148,638)
Non-cash changes in fair value of estimated contingent consideration	112,416	(64,747)
Other	(1,026)	(1,575)
Balance at December 31,	$350,027	$204,308

Estimated contingent consideration is included in contingent consideration and other liabilities in the accompanying consolidated balance sheets.

During the year ended December 31, 2021, the Company paid $131,827 in cash and issued $11,280 in Focus LLC common units as contingent consideration associated with business acquisitions. During the the year ended December 31, 2022, the Company paid $138,940 in cash and issued $9,698 in Focus LLC common units as contingent consideration associated with business acquisitions

During the years ended December 31, 2021 and 2022, the Company paid cash of $4,577 and $9,071, respectively, as contingent consideration associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the consolidated statement of cash flows.

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2021 and 2022 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2021	Techniques	Inputs	Ranges
$350,027	Monte Carlo Simulation Model	Forecasted growth rates	0.7% - 20.1%
		Discount rates	9.0% - 15.0%

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2022	Techniques	Inputs	Ranges
$204,308	Monte Carlo Simulation Model	Forecasted growth rates	(7.8)% - 32.4%
		Discount rates	13.0% - 19.0%

8. CREDIT FACILITY

As of December 31, 2022, Focus LLC’s credit facility (the “Credit Facility”) consisted of a $2,543,970 first lien term loan B (the “First Lien Term Loan B”), consisting of a $1,755,600 tranche A (“First Lien Term Loan B - Tranche A”) and $788,370 tranche B (“First Lien Term Loan B - Tranche B”), a $240,000 delayed draw first lien term loan A (the “First Lien Term Loan A”), and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

In April 2022, Focus LLC amended the First Lien Revolver to extend the maturity date to June 2024 and change the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

In November 2022, Focus LLC amended the Credit Facility to, among other things, (i) repay the then existing $1,598,408 First Lien Term Loan B - Tranche A and issue $1,760,000 stated value First Lien Term Loan B - Tranche A with a maturity date of June 2028, (ii) change the First Lien Term Loan B - Tranche B benchmark interest rate from LIBOR to SOFR, (iii) issue $240,000 delayed draw First Lien Term Loan A with a maturity date of November 2027 and (iv) change the maturity date of the First Lien Revolver to November 2027.

The First Lien Term Loan B - Tranche A bears interest (at Focus LLC’s option) at: (i) SOFR plus a margin of 3.25% with a 0.50% SOFR floor or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 2.25%. The First Lien Term Loan B - Tranche A requires quarterly installment repayments of $4,400 and has a maturity date of June 2028. The refinanced debt was issued at a discount of 1.75% or $30,800 which is being amortized to interest expense over the term of the First Lien Term Loan B - Tranche A. The First Lien Term Loan B - Tranche A also requires a prepayment penalty of 1%, of the then outstanding principal amount of the First Lien Term Loan B - Tranche A if repaid prior to May 2023.

The First Lien Term Loan B - Tranche B bears interest (at Focus LLC’s option) at: (i) SOFR plus a margin of 2.50% with a 0.50% SOFR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. The First Lien Term Loan B - Tranche B requires quarterly installment repayments of $2,001 and has a maturity date of June 2028.

The First Lien Term Loan A bears interest (at Focus LLC’s option) at: (i) SOFR plus a margin of 2.50% with a 0.50% SOFR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. The First Lien Term Loan A has a nine month delayed draw feature, which expires in August 2023. The delayed draw feature has a ticking fee with respect to the undrawn commitments with (i) no fee from 0-60 days from the closing date, (ii) 50% of the interest rate margin for the First Lien Term Loan A from 61-120 days of the closing date and (iii) 100% of the interest rate margin for the First Lien Term Loan A after 121 days of the closing date. The First Lien Term Loan A, when drawn, will be issued at a discount of 1.50% which will be amortized to interest expense over the remaining term from the date that it is drawn. When drawn, the First Lien Term Loan A will require quarterly installment repayments equal to 0.25% in 2023, 0.50% in 2024 and 2025, 1.25% in 2026 and 1.875% in 2027. In December 2022, $20,000 was borrowed under the First Lien Term Loan A at a discount of $300 with quarterly installment repayments of $50. The First Lien Term Loan A has a maturity date of November 2027.

As amended, the First Lien Revolver bears interest (at Focus LLC’s option) at SOFR plus a margin of 2.25% with step downs to 2.00% and 1.75% or the lender’s Base Rate plus a margin of 1.25% with step downs to 1.00% and

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

0.75%, based on achievement of a specified First Lien Leverage Ratio. The First Lien Revolver unused commitment fee is 0.50% with step downs to 0.375% and 0.25% based on achievement of a specified First Lien Leverage Ratio. Up to $30,000 of the First Lien Revolver is available for the issuance of letters of credit, subject to certain limitations. The First Lien Revolver has a maturity date of November 2027.

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At December 31, 2022, Focus LLC's First Lien Leverage Ratio was 4.19:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the Credit Facility plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $578,396 at December 31, 2022. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made during the years ended December 31, 2021 and 2022. Based on the excess cash flow calculation for the year ended December 31, 2022, no contingent principal payments are required to be made during the year ending December 31, 2023.

In connection with the April 2022 and November 2022 amendments, Focus LLC paid $1,111 and $17,961, respectively, in debt financing costs and recognized a loss on extinguishment of borrowings of $1,807 in connection with the November 2022 amendment.

The Company defers and amortizes its debt financing costs and original issue discounts over the respective terms of the borrowings. The debt financing costs related to the First Lien Term Loan B and First Lien Term Loan A are recorded as a reduction of the carrying amounts of the respective borrowings in the consolidated balance sheets. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs-net in the consolidated balance sheets.

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the consolidated balance sheets at December 31, 2021 and 2022:

	2021	2022
First Lien Term Loan B - Tranche A	$1,610,928	$1,755,600
First Lien Term Loan B - Tranche B	796,374	788,370
First Lien Term Loan A	—	20,000
First Lien Revolver	—	—
Unamortized debt financing costs	(7,523)	(17,750)
Unamortized discount	(6,110)	(35,471)
Total	$2,393,669	$2,510,749

At December 31, 2021 and 2022, unamortized debt financing costs associated with the First Lien Revolver of $4,254 and $7,590, respectively, were recorded in debt financing costs-net in the consolidated balance sheets.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

In connection with January 2021 and July 2021 amendments to its First Lien Term Loan B Focus LLC paid $8,282 in debt financing costs.

For the years ended December 31, 2021 and 2022, weighted-average interest rates for borrowings were approximately 3% and 4%, respectively.

As of December 31, 2021 and 2022, the First Lien Revolver available unused commitment line was $642,085 and $639,997 respectively.

As of December 31, 2021 and 2022, Focus LLC was contingently obligated for letters of credit in the amount of $7,915 and $10,003, respectively, each bearing interest at an annual rate of approximately 2%.

9. DERIVATIVES

In connection with the November 2022 amendment to the Credit Facility, the Company terminated its three then existing interest rate swaps, with notional amounts of $400,000, $250,000 and $200,000, which provided the Company pay interest to the counterparty each month at a rate of 0.713%, 0.537% and 0.5315%, respectively, and receive interest from each of the counterparties each month at the 1 month LIBOR rate, subject to a 0.0% floor (the “LIBOR Swaps”), and entered into the SOFR Swaps (as defined below) with the same notional amounts.

At December 31, 2022, the Company has three floating to fixed interest rate swap agreements with notional amounts of $400,000, $250,000 and $200,000, the terms of which provide that the Company pay interest to the counterparty each month at a rate of 0.619%, 0.447% and 0.440%, respectively, and receive interest from each of the counterparties each month at the 1 month USD Term SOFR rate, subject to a 0.50% floor (the "SOFR Swaps").

The interest rate swaps effectively fix the variable interest rate applicable to the first $850,000 of the Company’s variable interest rate borrowings outstanding. The Company designated these swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on this portion of its borrowings.

At December 31, 2021, the fair value of the LIBOR Swaps was $5,810, and at December 31, 2022, the fair value of the SOFR Swaps was $44,219. These amounts are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The interest rate swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive income (loss), net of tax of $1,194 and $9,458 at December 31, 2021 and 2022, respectively.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

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

In November 2022, Focus LLC issued 139,099 common units and Focus Inc. issued a corresponding number of shares of Class B common stock in connection with an acquisition.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

Stock Options

The following table provides information relating to the status of, and changes in, the Company’s stock options granted during years ended December 31, 2020, 2021 and 2022:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding—January 1, 2020	1,832,966	$30.42
Granted	286,081	44.71
Exercised	(251,913)	30.97
Forfeited	(21,817)	29.27
Outstanding—December 31, 2020	1,845,317	32.57
Vested—December 31, 2020	785,257	31.36
Granted	357,141	58.50
Exercised	(235,684)	31.65
Forfeited	(34,906)	32.65
Outstanding—December 31, 2021	1,931,868	37.47
Vested—December 31, 2021	852,579	31.56
Granted	686,130	44.82
Exercised	(42,076)	27.54
Forfeited	(114,605)	47.27
Outstanding—December 31, 2022	2,461,317	39.24
Vested—December 31, 2022	1,172,105	33.53

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

For the purpose of calculating equity-based compensation expense for time-based stock option awards, the grant date fair value was determined using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2020, 2021 and 2022:

	2020		2021		2022
Expected term	6.3	years	6.3	years	6.3	years
Expected stock price volatility	34%		34%		34%
Risk-free interest rate	0.54%		1.29%		2.78%
Expected dividend yield	—%		—%		—%
Weighted average grant date fair value	$15.37		$20.89		$17.27

Time-based stock options generally vest ratably over a four-year period commencing on the grant date.

In connection with the IPO, the Company granted market-based stock options to purchase an aggregate of 155,000 shares of Class A common stock that would have vested on the fifth anniversary of the IPO if the 90-day VWAP within such five year period immediately following the IPO reaches at least $100. In March 2022, these stock options were modified whereby the stock options will vest in July 2024, the sixth anniversary of the pricing of the Company’s IPO, with vesting based on the highest 90-day VWAP prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between. The vested stock options can only be exercised in accordance with the following schedule: (i) a total of 25% of the vested stock options may be exercised on and following the date of vesting, (ii) an additional 25% (for a total of 50%) of the vested stock options may be exercised on and following the first anniversary of the date of vesting in July 2025, and (iii) an additional 50% (for a total of 100%) of the vested stock options may be exercised on and following the second anniversary of the date of vesting in July 2026. These market-based stock options will also vest upon a change of control linearly based on the share price used in the transaction with 100% vesting if the price used is $110.00, 0% vesting if the price used is equal to or less than $33.00, and linear interopolation in between. In connection with the modification, the Company will recognize incremental non-cash equity compensation expense of $518, less any forfeitures, from the modification date through July 2026.

Restricted stock units

The following table provides information relating to the status of, and changes in, the Company’s restricted stock units granted during the year ended December 31, 2020, 2021 and 2022:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2020	98,061	$27.90
Granted	73,310	44.71
Forfeited	(7,707)	27.90
Vested	(22,569)	27.90
Outstanding—December 31, 2020	141,095	36.63
Granted	92,420	58.46
Forfeited	(6,954)	34.46
Vested	(38,805)	35.53
Outstanding—December 31, 2021	187,756	47.69
Granted	138,708	37.59
Forfeited	(17,245)	46.49
Vested	(56,500)	44.16
Outstanding—December 31, 2022	252,719	43.02

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

Restricted stock units generally vest ratably over a four-year period commencing on the grant date.

The Company recognized $5,485, $6,036 and $8,727 of non-cash equity compensation expense in relation to stock options, unvested Class A common stock and restricted stock units during the years ended December 31, 2020, 2021 and 2022, respectively.

Total unrecognized expense, adjusted for estimated forfeitures, related to unvested stock options at December 31, 2022 was $17,078 and is expected to be recognized over a weighted-average period of 3.1 years.

Total unrecognized expense, adjusted for estimated forfeitures, related to restricted stock units at December 31, 2022 was $10,252, and is expected to be recognized over a period of 3.2 years.

Focus LLC Common Units

As of December 31, 2022, Focus LLC had 11,827,321 common units that had a corresponding share of the Company’s Class B common stock outstanding.

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

In March 2022, the Company issued an aggregate of 26,956 shares of Class A common stock and retired 25,000 shares of Class B common stock and 4,250 incentive units in Focus LLC and acquired 26,956 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

In May 2022, the Company issued an aggregate of 80,000 shares of Class A common stock and retired 80,000 shares of Class B common stock and acquired 80,000 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

In August 2022, the Company issued an aggregate of 396,731 shares of Class A common stock and retired 381,573 shares of Class B common stock and 36,357 incentive units in Focus LLC and acquired 396,731 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

In November 2022, the Company issued an aggregate of 28,291 shares of Class A common stock and retired 1,685 shares of Class B common stock and 71,176 incentive units in Focus LLC and acquired 28,291 common units in Focus LLC, in each case as part of the regular quarterly exchanges offered to holders of units in Focus LLC.

Focus LLC Restricted Common Units

The following table provides information relating to the changes in Focus LLC restricted common units during the years ended December 31, 2020, 2021 and 2022:

		Weighted
	Restricted	Average
	Common	Grant Date
	Units	Fair Value
Outstanding—January 1, 2020	—	$—
Granted	73,276	44.71
Outstanding—December 31, 2020	73,276	44.71
Granted	140,258	58.50
Forfeited	(1,902)	44.71
Vested	(18,007)	44.71
Outstanding—December 31, 2021	193,625	54.70
Granted	157,057	37.59
Vested	(54,134)	53.91
Outstanding—December 31, 2022	296,548	45.78

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

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the status of, and changes in, Focus LLC incentive units granted during the years ended December 31, 2020, 2021 and 2022:

		Weighted Average
	Incentive Units	Hurdle Price

Outstanding—January 1, 2020	19,754,450	$21.59
Granted	855,006	44.21
Forfeited	(3,153,308)	12.51
Forfeited	(221,651)	24.67
Outstanding—December 31, 2020	17,234,497	24.34
Vested—December 31, 2020	8,509,652	18.31
Granted	692,277	57.85
Exchanged	(1,580,792)	17.65
Forfeited	(199,458)	23.22
Outstanding—December 31, 2021	16,146,524	26.44
Vested—December 31, 2021	9,804,757	20.44
Granted	568,145	38.17
Exchanged	(111,783)	24.93
Outstanding—December 31, 2022	16,602,886	26.86
Vested—December 31, 2022	11,021,925	22.15

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

The estimated grant-date fair values of the 2020, 2021 and 2022 time-based incentive unit grants were calculated based on the following weighted-average assumptions:

	2020		2021		2022
Expected term	5.0	years	5.0	years	5.0	years
Expected unit price volatility	35%		34%		36%
Risk-free interest rate	0.39%		1.19%		3.58%
Expected dividend yield	—%		—%		—%
Weighted average grant date fair value	$13.72		$18.35		$14.30

Incentive units generally vest ratably over a four-year period commencing on the grant date.

In connection with the IPO, Focus LLC granted 3,845,000 market-based incentive units with a hurdle rate of $33.00 that would have vested on the fifth anniversary of the IPO if the 90-day VWAP within such five year period immediately following the IPO reaches at least $100. In March 2022, these incentive units were modified whereby the incentive units will vest in July 2024, the sixth anniversary of the pricing of the Company’s IPO, with vesting based on the highest 90-day VWAP prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between. The vested incentive units can only be exchanged for Class A common stock in accordance with the following schedule: (i) a total of 25% of the vested incentive units may be exchanged on and following the date of vesting, (ii) an additional 25% (for a total of 50%) of the vested incentive units may be exchanged on and following the first anniversary of the date of vesting

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

in July 2025, and (iii) an additional 50% (for a total of 100%) of the vested incentive units may be exchanged on and following the second anniversary of the date of vesting in July 2026. These market-based incentive units will also vest upon a change of control linearly based on the share price used in the transaction with 100% vesting if the price used is $110.00, 0% vesting if the price used is equal to or less than $33.00, and linear interopolation in between, except as governed by the employment agreements entered into with the Company’s executive officers. In connection with the modification, the Company will recognize incremental non-cash equity compensation expense of $10,144, less any forfeitures, from the modification date through July 2024, the sixth anniversary of the IPO.

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

In connection with the modification that resulted in the vesting of 896,230 units, the Company recognized additional non-cash equity compensation expense of $6,439 during the year ended December 31, 2021. In connection with the modification of the vesting terms of the 266,270 incentive units, the Company recognized incremental non-cash equity compensation expense of $1,544 during the year ended December 31, 2021.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at December 31, 2022 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	708,107	708,107
11.00	813,001	813,001
12.00	513,043	513,043
13.00	540,000	540,000
14.00	10,098	10,098
16.00	45,191	45,191
17.00	20,000	20,000
19.00	527,928	527,928
21.00	3,017,692	3,017,692
22.00	796,417	796,417
23.00	524,828	524,828
26.26	12,500	6,250
27.00	12,484	12,484
27.90	1,890,440	1,395,592
28.50	1,424,225	1,424,225
30.48	30,000	20,000
33.00	3,617,500	7,500
36.64	30,000	30,000
37.59	508,145	—
43.07	60,000	—
43.50	30,000	30,000
44.71	806,324	406,279
58.50	662,277	170,604
	16,602,886	11,021,925

The Company has recorded $16,800, $25,566 and $21,726 of non-cash equity compensation expense for incentive units and restricted common units during the years ended December 31, 2020, 2021 and 2022, respectively.

Total unrecognized expense, adjusted for estimated forfeitures, related to restricted common units at December 31, 2022, was $13,113 and is expected to be recognized over a weighted-average period of 3.3 years.

Total unrecognized expense, adjusted for estimated forfeitures, related to unvested incentive units at December 31, 2022, was $27,427 and is expected to be recognized over a weighted-average period of 2.5 years.

11. INCOME TAXES

Income tax expense for year ended December 31, 2022 is primarily related to U.S. federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC. The allocable portion of

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

taxable income primarily differs from the net income attributable to Focus Inc. due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

The following represents the U.S. and foreign components of income before income tax for the years ended December 31, 2020, 2021 and 2022:

	2020	2021	2022
Income before income tax:
United States	$65,472	$36,274	$163,923
Foreign	4,153	8,248	14,432
Total income before income tax	$69,625	$44,522	$178,355

The following represents the U.S. and foreign components of income tax expense for the years ended December 31, 2020, 2021 and 2022:

	2020	2021	2022
Current provision:
Federal	$10,363	$19,742	$12,373
State and local	5,355	7,855	8,221
Foreign	4,169	6,906	8,726
Subtotal	19,887	34,503	29,320
Deferred provision (benefit):
Federal	1,854	(7,958)	19,913
State and local	580	(3,674)	8,065
Foreign	(1,661)	(2,789)	(4,221)
Subtotal	773	(14,421)	23,757
Total income tax expense	$20,660	$20,082	$53,077

At December 31, 2021 and 2022, tax effects of book/tax temporary differences give rise to deferred tax assets (liabilities) as follows:

	2021	2022
Deferred tax assets:
Investment in Focus LLC, net	$254,454	$224,004
Federal net operating loss carryforwards	11,561	5,289
Business interest carryforwards	—	6,494
Deferred rent and other	2,353	2,479
Gross deferred tax assets	268,368	238,266
Valuation allowance	—	(6,494)
Deferred tax assets:	268,368	231,772
Deferred tax liabilities:
Intangible assets	(32,483)	(30,811)
Fixed assets and other	(526)	(410)
Gross deferred tax liabilities	(33,009)	(31,221)
Net deferred tax assets	$235,359	$200,551

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

A reconciliation of the differences between the U.S. federal statutory tax rate and the effective tax rate for the years ended December 31, 2020, 2021 and 2022 is as follows:

	2020	2021	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Income passed through to individual members	(7.6)	(6.1)	(4.7)
Foreign income taxes	3.6	9.2	2.5
Non-cash equity compensation expense	3.5	7.7	1.8
Non-cash changes in fair value of estimated contingent consideration	—	—	(1.5)
Other non-deductible expenses	0.9	2.7	0.3
State and local income taxes, net of U.S. federal tax benefit	7.0	8.1	6.6
Valuation allowance	—	—	3.6
Other	1.3	2.5	0.2
Effective income tax rate	29.7%	45.1%	29.8%

At December 31, 2022, the Company had $25,185 of U.S. federal net operating loss carryforwards. At December 31, 2022, the Company had $24,053 of business interest carryforwards. These net operating loss carryforwards and business interest carryforwards have an indefinite carryforward period.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the uncertainty regarding the Company’s ability to utilize certain deferred tax assets in the future, the Company provided a valuation allowance of $6,494 at December 31, 2022 against certain of its deferred tax assets, which more than likely will not be realized.

The Company files tax returns in U.S. federal, local and state jurisdictions and certain of the Company’s subsidiaries file income tax returns in foreign jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2019. In addition, open tax years related to local, state and foreign jurisdictions remain subject to examination, but are not considered material to the Company’s consolidated financial position, results of operations or cash flows. The Company is not aware of any tax position for which it is reasonably possible that the total amount of unrecognized benefits will change materially in the next 12 months.

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

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

The Company had a liability of $219,542 and $224,611 relating to its obligations under the Tax Receivable Agreements as of December 31, 2021 and 2022, respectively. During the years ended December 31, 2021 and 2022, payments totaling $4,423 and $3,856, respectively, were made under the Tax Receivable Agreements. In February 2023, payments totaling $9,598 were made under the Tax Receivable Agreements.

13. LEASES

The future minimum lease payments under operating leases in place as of December 31, 2022 were as follows:

Year ending December 31,	Amount
2023	$60,113
2024	56,357
2025	49,917
2026	43,387
2027	37,541
2028 and thereafter	99,413
346,728
Less: present value discount	(57,833)
Operating lease liabilities at December 31, 2022	$288,895

The weighted average discount rate used to determine the Company’s operating lease liabilities was approximately 5% at December 31, 2021 and 2022. The weighted average remaining lease term at December 31, 2021 and 2022 was approximately seven years.

Other information pertaining to leases for the years ended December 31, 2021 and 2022 consists of the following:

	2021	2022
Operating lease costs included in selling, general and administrative expenses	$74,340	$61,057
Operating cash flows from operating leases	73,481	59,090
Operating lease assets obtained in exchange for operating lease obligations	61,750	72,012

14. COMMITMENTS AND CONTINGENCIES

Credit Risk

The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2021 and 2022, the Company had recorded no liabilities in connection with this right.

In addition, the Company has the right to pursue collection or performance from the counterparties who do not perform under their contractual obligations. The Company monitors the credit standing of the clearing brokers and counterparties with which they conduct business.

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

The Company is exposed to credit risk for accounts receivable from clients. Such credit risk is limited to the amount of accounts receivable.

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2021 and 2022, a significant portion of cash and cash equivalents were held at a single institution.

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

15. EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have defined contribution retirement plans, including 401(k) and profit-sharing plans covering eligible employees. During the years ended December 31, 2020, 2021 and 2022, the amounts recorded in expense relating to these plans were $9,357, $13,628 and $16,726, respectively, and are included in compensation and related expenses in the consolidated statements of operations.

16. NET CAPITAL REQUIREMENTS

Certain of the Company’s regulated subsidiaries are subject to minimum net capital requirements. As of December 31, 2021 and 2022, all regulated subsidiaries subject to minimum net capital requirements individually had

FOCUS FINANCIAL PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2021 and 2022

(In thousands, except unit data, share and per share amounts)

net capital in excess of minimum net capital requirements. As of December 31, 2021, these subsidiaries had aggregate net capital of $19,520, which was $15,853 in excess of aggregate minimum net capital requirements of $3,667. As of December 31, 2022, these subsidiaries had aggregate net capital of $25,318 which was $20,280 in excess of aggregate minimum net capital requirements of $5,038.

17. CASH FLOW INFORMATION

	Year Ended
	December 31,
	2020	2021	2022
Supplemental disclosures of cash flow information—cash paid for:
Interest	$41,352	$53,721	$93,851
Income taxes	$18,927	$36,806	$33,212
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$46,918	$212,074	$56,604

18. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the years ended December 31, 2020, 2021 and 2022, the Company recognized expenses of $1,280, $2,326 and $3,678, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

Certain Company employees perform outsourced accounting services to an affiliated entity. In connection with these services, the Company recognized revenues of $12,298, $12,384 and $12,459 during the years ended December 31, 2020, 2021 and 2022, respectively.

Affiliates of current and former holders of the Company’s Class A common stock and Class B common stock earned underwriting fees of $5,644 in connection with equity offerings during the year ended December 31, 2021.

At December 31, 2022, affiliates of current holders of the Company’s Class A common stock and Class B common stock are lenders under the First Lien Term Loan B. During the years ended December 31, 2021 and 2022, certain current and former affiliates received $394 and $1,000 in fees, respectively, in connection with amendments to the Credit Facility.