Form 10-K/A
period 2022-12-31
Focus Financial Partners Inc.
filed 2023-04-19
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of April 17, 2023, the registrant had 65,960,079 shares of Class A common stock and 12,540,262 shares of Class B common stock outstanding.

Documents incorporated by reference: None.

Auditor firm ID	Auditor Name	Auditor Location
PCAOB ID:34	Deloitte & Touche LLP	New York, New York

EXPLANATORY NOTE

On February 16, 2023, Focus Financial Partners Inc. (the “Company,” “Focus,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original 10-K”). This Amendment No. 1 (this “Amendment”) amends Part III, Items 10 through 14 of the Original 10-K to include information previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. We do not anticipate that a definitive proxy statement involving the election of directors will be filed before May 1, 2023 (i.e., within 120 days after the end of our 2022 fiscal year). Accordingly, Part III of the Original 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in a definitive proxy statement to be filed in connection with an annual meeting of stockholders.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original 10-K with the SEC on February 16, 2023 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original 10-K.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The current directors and executive officers of Focus are as follows:

Name	Position	Age	Class
Ruediger Adolf	Chairman and Chief Executive Officer	60	Class I
Rajini Sundar Kodialam	Chief Operating Officer and Director	55	Class II
Leonard Chang	Senior Managing Director and Head of M&A	48	—
James Shanahan	Chief Financial Officer	52	—
J. Russell McGranahan	General Counsel and Corporate Secretary	52	—
James D. Carey	Independent Director	56	Class I
Joseph Feliciani, Jr.	Independent Director	66	Class II
George S. LeMieux	Independent Director	53	Class III
Greg S. Morganroth, MD	Independent Director	58	Class III
Fayez S. Muhtadie	Independent Director	45	Class III
Elizabeth R. Neuhoff	Independent Director	53	Class I

In accordance with Nasdaq Rule 5606(a), the following Board Diversity Matrix sets forth the gender identity and demographic background of the Board.

Board Diversity Matrix (as of April 19, 2023)
Total Number of Directors	8
	Female	Male
Part I: Gender Identity
Directors	2	6
Part II: Demographic Background
Asian	1	—
White	1	6

One director is of Middle Eastern descent.

Set forth below are the backgrounds of our executive officers and our directors.

Ruediger Adolf

Mr. Adolf has served as our Chairman and Chief Executive Officer and as a member of our Board of Directors (the “Board of Directors”) since our formation in 2015. Mr. Adolf founded Focus Financial Partners, LLC (“Focus LLC”), our subsidiary, and has served as Chief Executive Officer of Focus LLC since 2004. He also served as a member of the board of managers of Focus LLC from 2004 to 2018. From 1998 to 2003, Mr. Adolf served as Senior Vice President and General Manager of American Express’ (“AMEX”) Global Brokerage and Banking division. Prior to this role, Mr. Adolf was Senior Vice President of Strategy and Business Development. Before joining AMEX, Mr. Adolf was a partner at McKinsey & Company. Other than the Company, Mr. Adolf does not currently serve on any public or private company boards of directors. Mr. Adolf holds a Mag. iur. and a Dr. iur. from the University of Innsbruck, Austria.

Mr. Adolf is qualified to serve as a director because of his operational and historical experience as our Founder and Chief Executive Officer, and as a member of our Board of Directors. Mr. Adolf is also qualified because of his extensive experience in the financial services industry, particularly in the wealth management industry.

James D. Carey

Mr. Carey has served on our Board of Directors since July 2018. Mr. Carey is a Managing Director of Stone Point Capital LLC (together with its affiliates, “Stone Point”). He has been with Stone Point or its predecessor entities since 1997. Mr. Carey currently serves as a director on the following public company boards of directors: Enstar Group Limited and HireRight GIS Group Holdings LLC. In addition, Mr. Carey currently serves as a director on the following private company boards of directors: Alliant Insurance Services, Inc., The Citco Group of Companies (Observer), Delta Parent Holdings, Inc. (Kroll, LLC), Eagle Point Credit Management LLC, Northshore Holdings Limited (Atrium), NorthBay Holdings Limited (Atrium) and Sedgwick Claims Management Services, Inc. All of Mr. Carey’s board positions are in connection with Mr. Carey’s full time responsibilities as a Managing Director with Stone Point. Mr. Carey holds a Bachelor of Science in Finance from Boston College, a Juris Doctor from Boston College Law School and a Master of Business Administration from Duke University Fuqua School of Business.

Mr. Carey is qualified to serve as a director because of his extensive financial services industry and board experience, and because of his affiliation with Stone Point.

Elizabeth R. Neuhoff

Ms. Neuhoff most recently served as the Chief Executive Officer, President and Chairman of the board of directors of Neuhoff Communications, a broadcast and digital media company, from 2012 to 2022. From 1993 to 2005, Ms. Neuhoff served in a number of capacities at Interep, an independent national media marketing firm, including as Executive Vice President. Ms. Neuhoff currently serves on the board of directors, and as a member of the audit committee, of World Finance, which is a public company. In addition, Ms. Neuhoff currently serves as a director on the following private company boards of directors: West Bend Mutual Insurance Company, where she previously also served as a member of its audit committee, and Zip’s Carwash. Ms. Neuhoff was previously also on the board of directors of Gray Television, Inc., a public company. Ms. Neuhoff holds a Bachelor of Arts in French from the University of Oklahoma.

Ms. Neuhoff is qualified to serve as a director because of her entrepreneurial and operational experience as Chief Executive Officer and President of Neuhoff Communications, and prior board of directors and audit committee positions.

Joseph Feliciani, Jr.

Mr. Feliciani has served on our Board of Directors since April 2019. Mr. Feliciani served as the Chief Operating Officer of Finance of BlackRock, Inc. (“BlackRock”) from 2016 through his retirement in 2018 and as the Chief Accounting Officer of BlackRock from 1997 through 2016. During his tenure at BlackRock, he served as Chair of that firm’s retirement committee and as a member of the Finance Executive Committee, Global Operating Committee and Enterprise Risk Management Committee. Prior to joining BlackRock, Mr. Feliciani was the Controller of the asset management business of PNC Financial Services Group, Inc. Other than the Company, Mr. Feliciani does not currently serve on any public or private company boards of directors. Mr. Feliciani holds a Bachelor of Business Administration with a concentration in Accounting from Temple University.

Mr. Feliciani is qualified to serve as a director because of his accounting, audit, financial services industry, risk management and public company corporate governance experience.

Rajini Sundar Kodialam

Ms. Kodialam has served as our Chief Operating Officer since our formation in 2015 and has served on our Board of Directors since July 2018. Ms. Kodialam co-founded Focus LLC and has served as Managing Director of Focus LLC since 2005, and served as a member of the board of managers from July 2017 to July 2018. Prior to co-founding Focus LLC, Ms. Kodialam worked at AMEX from 1998 to 2005 where she served as a Vice President from 1999 to 2005. Prior to joining AMEX, Ms. Kodialam was with McKinsey & Company. Other than the Company, Ms. Kodialam does not currently serve on any public company boards of directors. Ms. Kodialam currently serves on the board of directors of SmartAsset, which is a private company. Ms. Kodialam holds a Bachelor of Arts from Delhi University, India, a Post Graduate Diploma in Management from the Indian Institute of Management, Ahmedabad and a Master of Business Administration in Finance and Marketing from the Columbia University Graduate School of Business.

Ms. Kodialam is qualified to serve as a director because of her operational and historical experience as a co-founder and Managing Director of Focus LLC and as a member of our Board of Directors, as well as her extensive experience in the financial services industry.

George S. LeMieux

Mr. LeMieux has served on our Board of Directors since March 2022. Mr. LeMieux has served as Chairman of Gunster Yoakley & Stewart, P.A., a Florida based law firm, since 2011. From 2009 to 2011 Mr. LeMieux served as a U.S. Senator in the 111th Congress. Prior to that, Mr. LeMieux served as Florida’s chief deputy attorney general, and as chief of staff to Florida’s former governor. Other than the Company, Mr. LeMieux does not currently serve on any public company boards of directors. Mr. LeMieux currently serves on the board of directors of Gunster Yoakley & Stewart, which is a private company. Mr. LeMieux holds a Bachelor of Arts in Political Science from Emory University and a Juris Doctorate from Georgetown University Law Center.

Mr. LeMieux is qualified to serve as a director because of his extensive experience as Chairman of Gunster Yoakley & Stewart and his former public service positions.

Greg S. Morganroth, MD

Dr. Morganroth has served on our Board of Directors since September 2020. Dr. Morganroth founded the California Skin Institute in 2007, and serves as its Chief Executive Officer. Prior to founding the California Skin Institute, Dr. Morganroth was in private practice in Mountain View, CA since 1996. Other than the Company, Dr. Morganroth does not currently serve on any public company boards of directors. Dr. Morganroth currently serves on the board of directors of the California Skin Institute and its related subsidiaries, each of which is a private company. Dr. Morganroth holds a Bachelor of Science in Psychology from the University of Michigan and a Doctor of Medicine from the University of Michigan School of Medicine. Dr. Morganroth completed his internship at the University of Pennsylvania, a dermatology residency at Yale University and a Mohs, laser and dermatologic surgery fellowship at the Skin and Mohs Surgery Center at the Baptist Medical Center, Kansas City, Missouri.

Dr. Morganroth is qualified to serve as a director because of his entrepreneurial and operational experience as founder and Chief Executive Officer of the California Skin Institute, which has successfully acquired over 50 dermatology and cosmetic surgery practices.

Fayez S. Muhtadie

Mr. Muhtadie has served on our Board of Directors since July 2018 and served on the board of managers of Focus LLC from July 2017 to July 2018. Mr. Muhtadie is a Managing Director of Stone Point. Prior to joining Stone Point in 2003, Mr. Muhtadie worked at Credit Suisse First Boston as an analyst in the Financial Institutions Investment Banking Group and as a financial analyst at Aon Capital Markets. Other than the Company, Mr. Muhtadie does not currently serve on any public company boards of directors. Mr. Muhtadie currently serves on the following private company boards of directors: Delta Parent Holdings, Inc. (Kroll, LLC), Eliassen Group Holdings GP LLC, Greenspoint Capital LLC, LS Parent Corporation (LegalShield), Mercury Parent Holdings, Inc. (Ascensus, LLC) and SKY Harbor Capital Holdings LLC. All of Mr. Muhtadie’s board positions are in connection with Mr. Muhtadie’s full time responsibilities as a Managing Director with Stone Point. Mr. Muhtadie holds a Bachelor of Science in Business Administration from The Ohio State University and holds a Master of Business Administration from the Columbia University Graduate School of Business.

Mr. Muhtadie is qualified to serve as a director because of his financial services industry and board experience and his affiliation with Stone Point.

Leonard Chang

Mr. Chang has served as our Senior Managing Director and Head of M&A since 2019 and as Managing Director since our formation in 2015. Mr. Chang co-founded Focus LLC and has served as Managing Director of Focus LLC since 2004. Prior to co-founding Focus LLC, Mr. Chang worked at the Boston Consulting Group from 2001 to 2004 where he served as a Consultant. Prior to joining Boston Consulting Group, Mr. Chang was with AMEX where he last served as Manager. Mr. Chang holds a Bachelor of Science in Economics with dual concentration in Finance and Management from the Wharton School at the University of Pennsylvania and a Master of Business Administration from Harvard Business School.

James Shanahan

Mr. Shanahan has served as our Chief Financial Officer since our formation in 2015 and has served as Chief Financial Officer of Focus LLC since 2006. From 2001 to 2006, Mr. Shanahan served in the Chief Financial Officer/Vice President of Operations roles for Sybari Software, a software security company that became a subsidiary of Microsoft in 2005. Prior to Microsoft, Mr. Shanahan was with PricewaterhouseCoopers from 1992 to 2001 where he last served as a Senior Audit Manager. Mr. Shanahan is a Certified Public Accountant and holds a Master of Business Administration and a Bachelor of Business Administration from Hofstra University. Additionally, Mr. Shanahan is a Chartered Financial Consultant and Personal Financial Specialist.

J. Russell McGranahan

Mr. McGranahan has served as our General Counsel and Corporate Secretary since our formation in 2015 and has served as General Counsel of Focus LLC since 2015. From 2006 to 2015, Mr. McGranahan served as a Managing Director, M&A Counsel and Corporate Secretary at BlackRock. Prior to BlackRock, Mr. McGranahan was counsel in the mergers and acquisitions and corporate departments of Skadden, Arps, Slate, Meagher & Flom LLP from 2000 to 2006. Prior to Skadden, Mr. McGranahan was a corporate associate at White & Case LLP.  Mr. McGranahan holds a Bachelor of Arts in Economics and World Politics from the Catholic University of America and a Juris Doctorate from Yale Law School. Additionally, Mr. McGranahan has also earned the Chartered Financial Analyst® designation.

Corporate Governance

Composition of our Board of Directors

Our Board of Directors consists of eight members, including our Chief Executive Officer and Chief Operating Officer. Our directors are divided into three classes, currently serving staggered three-year terms. Class I, Class II and Class III directors serve until our Annual Meetings of Stockholders in 2025, 2023 and 2024, respectively. Ms. Neuhoff and Messrs. Adolf and Carey are assigned to Class I, Ms. Kodialam and Mr. Feliciani are assigned to Class II, and Messrs. LeMieux, Morganroth and Muhtadie are assigned to Class III. At each Annual Meeting of Stockholders, directors will be elected to succeed the class of directors whose terms have expired. The Board continues to annually evaluate the use of a classified Board. The Board believes that such a structure provides stability and encourages directors to take a long-term perspective on Focus. The Board also feels that this is appropriate given the short period of time that Focus has been a public company and because of the share ownership and nomination rights of Stone Point, our private equity investor, as described below.

In connection with our initial public offering, we entered into a nomination agreement with investment vehicles affiliated with Stone Point. Stone Point has the right to nominate two members of our Board of Directors for so long as it holds at least 50% of the interest it held, in the form of our Class A and Class B common stock on a combined basis, on the date of our initial public offering. Stone Point also has the right to nominate one member of our Board of Directors for so long as it holds 5% of our Class A and Class B common stock outstanding on a combined basis. Additionally, Stone Point has the right to nominate at least two directors, for so long as it has the right to nominate two directors, and then one director, for so long as it has the right to nominate one director, for service on our Compensation Committee. Stone Point also has the right to nominate one director, for so long as it has the right to nominate as least one director, for service on our Nominating, Governance and Sustainability Committee. Stone Point has nominated Messrs. Muhtadie and Carey to serve on our Board of Directors.

Any replacement director nominated by Stone Point must be an employee or partner of Stone Point of the same level of seniority within Stone Point as the initial directors designated by Stone Point and must qualify as an independent director under the independence standards of NASDAQ and satisfy such other criteria set forth in the nomination agreement. In addition, the nomination agreement requires Stone Point to vote its shares of Class A and Class B common stock in favor of our Chief Executive Officer and Rajini Sundar Kodialam (or such other officer of Focus designated by the Chief Executive Officer and approved by the Board of Directors if Ms. Kodialam is no longer a member of the Board of Directors) when nominated for election to our Board of Directors.

Committees of the Board of Directors

We currently have the following standing committees: the Audit and Risk Committee, the Compensation Committee, and the Nominating, Governance and Sustainability Committee.

The table below shows the current chair and membership of the Board and each standing Board committee, the independence status of each Board member and the number of Board and Board committee meetings held during fiscal year 2022.

Nominating,
	Board			Governance and
	of	Audit and Risk	Compensation	Sustainability
Director	Directors	Committee	Committee	Committee
Ruediger Adolf*	C	—	—	—
James D. Carey	●	—	●	—
Joseph Feliciani, Jr.**	●	C	—	—
Rajini Sundar Kodialam*	●	—	—	—
George S. LeMieux	●	—	●	●
Greg S. Morganroth, MD	●	●	—	—
Fayez S. Muhtadie	L	—	C	●
Elizabeth R. Neuhoff	●	●	—	—
Number of 2022 Meetings	8	8	2	1

C = Chair

● = Member

* = Non-Independent Director

** = Financial Expert

L = Lead Independent Director

During the year ended December 31, 2022, the Board of Directors held 8 meetings, the Audit and Risk Committee held 8 meetings, the Compensation Committee held 2 meetings, and the Nominating, Governance and Sustainability Committee held 1 meeting. Other than Mr. Carey, all other directors then serving attended or participated in at least 75% of the meetings of the Board of Directors and the respective committees of which he or she was a member. Mr. Carey attended or participated in at least 70% of the meetings of the Board of Directors and the committee of which he was a member. We encourage all of our directors to attend our Annual Meetings of Stockholders. All directors then serving were present at the 2022 Annual Meeting of Stockholders.

Audit and Risk Committee

We have an Audit and Risk Committee composed of Ms. Neuhoff and Messrs. Feliciani and Morganroth, with Mr. Feliciani currently acting as chair of the committee. Our Board of Directors has determined that Ms. Neuhoff and Messrs. Feliciani and Morganroth qualify as independent within the meaning of Rule 10A-3 under the Exchange Act and under NASDAQ independence requirements. Our Board of Directors has determined that Mr. Feliciani qualifies as an “audit committee financial expert” as defined under Item 407(d)(5)(ii) of Regulation S-K and has experience that results in his financial sophistication as defined under NASDAQ rules.

The Audit and Risk Committee oversees, reviews, acts on and reports on various auditing and accounting matters to our Board of Directors, including: the selection of our independent accountants, the scope of our annual audits, the fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the Audit and Risk Committee oversees our compliance with legal and regulatory requirements.

The Audit and Risk Committee also oversees management of the Company’s cybersecurity and data security risk, information technology systems, business continuity and resiliency and similar matters, as well as the Company’s assessments and reviews of such matters. In addition, the Audit and Risk Committee monitors the Company’s status on cybersecurity risk and risk management policies.

A copy of the Audit and Risk Committee charter is available free of charge under the Governance tab in the Investor Relations section of our website at www.focusfinancialpartners.com.

Compensation Committee

We have a Compensation Committee composed of Messrs. Carey, LeMieux and Muhtadie, with Mr. Muhtadie currently acting as chair of the committee. Messrs. Carey, LeMieux and Muhtadie qualify as “Non-Employee Directors” for the purposes of Rule 16b-3 under the Exchange Act.

The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees. Our Compensation Committee also oversees our incentive compensation and benefit plans.

The Compensation Committee may delegate to its chair or other members such powers and authority as the committee deems to be appropriate, except such powers and authority required by law to be exercised by the whole committee. The Compensation Committee may also form and delegate authority and duties to subcommittees as it deems appropriate; provided that any subcommittee shall include those members of the committee serving pursuant to nomination agreements between the Company and any significant stockholders that may be in effect from time to time. Meetings may, at the discretion of the Compensation Committee, include members of management, other members of the Board, consultants or advisors, and such other persons as the Compensation Committee believes to be necessary or appropriate. The Chief Executive Officer will not be present during any deliberations or voting with respect to his or her compensation.

The Compensation Committee regularly reviews the services provided by its outside independent compensation consultant, Semler Brossy Consulting Group LLC (“Semler Brossy”), and believes that Semler Brossy is independent under applicable SEC rules in providing compensation consulting services. In making this determination, the committee considered, among other things, the factors delineated in Rule 10C-1 under the Exchange Act (“Rule 10C-1”), including the NASDAQ listing rules implementing Rule 10C-1, certain representations of Semler Brossy with respect to these factors and Semler Brossy’s conflict of interest policies. The Compensation Committee determined that the engagement of Semler Brossy did not raise any conflict of interest or other issues that compromise the independence of its relationship with the committee.

A copy of the Compensation Committee charter is available free of charge under the Governance tab in the Investor Relations section of our website at www.focusfinancialpartners.com.

Nominating, Governance and Sustainability Committee

We have a Nominating, Governance and Sustainability Committee composed of Messrs. LeMieux and Muhtadie.

The Nominating, Governance and Sustainability Committee identifies, evaluates and recommends qualified nominees to serve on our Board of Directors, with consideration of nomination agreements that may be in place from time to time with significant stockholders, reviews and approves corporate governance guidelines and generally oversees our ESG initiatives. The committee also leads a review of the Company’s Corporate Governance Guidelines.

Further, as reflected in its charter, the Nominating, Governance and Sustainability Committee is responsible for assisting the Board in overseeing the Company’s initiatives, strategies, policies, programs and associated risks relating to sustainability, including with respect to ESG matters (such as climate-related risks and other sustainability-related risks), and making such recommendations to the Board and management with respect to those matters as the committee deems advisable. A copy of the Nominating, Governance and Sustainability Committee charter is available free of charge under the Governance tab in the Investor Relations section of our website at www.focusfinancialpartners.com, and additional information regarding our commitment to environmental sustainability and climate change is available free of charge under the Sustainability tab in the Investor Relations section of our website at www.focusfinancialpartners.com. The Nominating, Governance and Sustainability Committee formally met once during the year ended December 31, 2022, and each director then serving on the committee attended or participated in that meeting, and additionally members had several other discussions throughout the year relating to new board members.

A copy of the Nominating, Governance and Sustainability Committee charter is available free of charge under the Governance tab in the Investor Relations section of our website at www.focusfinancialpartners.com.

Identifying and Evaluating Candidates For Director

The Nominating, Governance and Sustainability Committee seeks advice on potential director candidates from current directors and executive officers when identifying and evaluating new candidates for director. The Nominating, Governance and Sustainability Committee may also direct management to engage third-party firms that specialize in identifying director candidates to assist with any search. The Board of Directors will consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next Annual Meeting of Stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

As set forth in our Corporate Governance Guidelines, the minimum qualifications for serving as a member of our Board of Directors are that a person demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of the business and affairs of Focus and that a person have an impeccable record and reputation for honest and ethical conduct in both his or her professional and personal activities. In addition, nominees for director shall be selected on the basis of, among other things, experience, knowledge, skills, expertise, diversity, ability to make independent analytical inquiries, understanding of Focus’ business environment, willingness to devote adequate time and effort to Board responsibilities, and knowledge of the obligations of Focus set forth in any nomination agreements between Focus and any significant stockholders that may be in effect from time to time. The Board of Directors does not have a formal diversity policy but seeks nominees with distinct professional experience, knowledge, skills and expertise so that the Board as a whole has the range of skills and viewpoints necessary to fulfill its responsibilities.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. As a result, no policy exists requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This allows our Board of Directors the flexibility to establish the most appropriate structure for the Company at any given time.

Currently, our Chief Executive Officer is also our Chairman. The Board believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for the Company. In making this determination, the Board considered, among other matters, Mr. Adolf’s experience as founder and the leader of Focus LLC, and believes that his experience and knowledge allow him to serve as both Chairman and Chief Executive Officer.  In addition, the Board believes that such structure promotes clearer leadership and direction for the Company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

Pursuant to our Corporate Governance Guidelines and charter of Lead Independent Director, as long as the offices of Chairman and Chief Executive Officer are held by the same person, a majority of the directors will appoint an independent director to act as the Board’s lead independent director (the “Lead Independent Director”). The specific duties and responsibilities of the Lead Independent Director, as well as the required qualifications and other details, are set forth in Focus’ charter of Lead Independent Director, a copy of which is available free of charge under the Governance tab in the Investor Relations section of our website at www.focusfinancialpartners.com. Responsibilities of the Lead Independent Director include the following:

✓	Preside over all meetings or executive sessions of independent directors and report to the Board, as appropriate, concerning such sessions;	✓	Consult with inside and outside counsel and other advisors as he or she deems appropriate in fulfilling the Lead Independent Director role;
✓

Review Board meeting agendas and schedules in collaboration with the Chairman to ensure there is sufficient time for discussion, recommend matters for the Board to consider and advise on the information submitted to the Board by management;

		✓	Collaborate with the Compensation Committee of the Board on the annual performance evaluation of the Chief Executive Officer;
✓	Serve as a liaison and supplemental channel of communication between other directors and the Chairman, without inhibiting direct communications between the Chairman and other directors;	✓

Collaborate with the Nominating, Governance and Sustainability Committee of the Board on matters related to Board effectiveness and independence, including the performance and structure of the Board and its committees, and the performance of individual directors; and

✓	Serve as the principal liaison for consultation and communication between the independent directors and stockholders;	✓	Perform such other duties as the Board may from time to time delegate.

Because Mr. Adolf serves as both Chairman and Chief Executive Officer, our Board has appointed Mr. Muhtadie as Lead Independent Director. Our Board believes that its independence and oversight of management is maintained effectively through this structure, the composition of our Board, and sound corporate governance policies and practices.

In addition, our non-management directors meet in executive session at least quarterly. If the group of non-management directors includes any directors who are not independent, at least once per year an executive session comprising only of independent directors will be scheduled. Our Lead Independent Director is the presiding director at these meetings.

The Board, directed by the Audit and Risk Committee, is actively involved in overseeing our risk management processes. The Board focuses on our general risk management strategy and ensures that appropriate risk mitigation procedures are implemented by management. Further, operational and strategic presentations by management to the Board include consideration of the challenges and risks of our businesses, and the Board and management actively engage in discussion on these topics. In addition, each of the Board’s committees considers risk within its area of responsibility.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve on the board of directors or compensation committee of any company that has an executive officer who serves on our Board or Compensation Committee. No member of our Board is an executive officer of any company for which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act (“Reporting Persons”) to file certain reports with the SEC and NASDAQ concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2022, except that, on one occasion, with respect to the initial incentive unit equity award Mr. LeMieux received upon joining the Board, due to a delay by the Company in obtaining SEC filing codes, the Company did not timely file a Form 4 on behalf of Mr. LeMieux, but such transaction was subsequently reported on Form 4, and all transactions are reflected in this Amendment.

Communication with Directors

The Board of Directors recommends that stockholders initiate communications with the Board, the Chairman, the Lead Independent Director or any Board committee by writing to Focus’ General Counsel at 515 N. Flagler Drive, Suite 550, West Palm Beach, FL 33401. This process assists the Board in reviewing and responding to stockholder communications. The Board has instructed the General Counsel to review correspondence directed to the Board and, at the General Counsel’s discretion, to forward items that he deems to be appropriate for the Board’s consideration.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines to further its goal of providing effective governance of our business and affairs for the long-term benefit of our stockholders. A copy of the Corporate Governance Guidelines is available free of charge under the Governance tab in the Investor Relations section of our website at www.focusfinancialpartners.com.

The Nominating, Governance and Sustainability Committee is responsible for periodically reviewing the Corporate Governance Guidelines and recommending changes as appropriate to ensure the effective functioning of our Board in relation to its corporate governance practices.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and controller or persons performing similar functions, as well as to directors, principals, officers and employees of our subsidiaries. Our Board has also adopted a Financial Code of Ethics, applicable to our Chief Executive Officer and our Chief Financial Officer, in accordance with applicable U.S. federal securities laws and the corporate governance rules of NASDAQ. Our Code of Business Conduct and Ethics and the Financial Code of Ethics are available free of charge under the Governance tab in the Investor Relations section of our website at www.focusfinancialpartners.com.

We will provide copies of these documents to any person, without charge, upon request in writing to us at Focus Financial Partners Inc., Attn: Corporate Secretary, 515 N. Flagler Drive, Suite 550, West Palm Beach, FL 33401. We intend to satisfy the disclosure requirement under Item 406(b) of Regulation S-K regarding amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics and our Financial Code of Ethics by posting such information on our website at the address specified above.

Election of Directors; Resignation Policy

Focus has adopted a resignation policy in connection with its plurality voting standard in the election of directors. Pursuant to Focus’  Corporate Governance Guidelines, a director who fails to receive a majority of votes for re-election in an uncontested election must offer his or her resignation to the Board for its consideration. In addition, a director whose resignation is under consideration must abstain from participating in any recommendation or decision regarding that resignation. The Nominating, Governance and Sustainability Committee will make a recommendation to the Board as to whether to accept or reject the proposed resignation, or whether other action should be taken. The Board will act on the proposed resignation, taking into account the Nominating, Governance and Sustainability Committee’s recommendation, and will promptly and publicly disclose its decision regarding the resignation. If the proposed resignation is not accepted, the director will continue to serve until the next annual meeting of stockholders at which the director is up for re-election, and until the director’s successor is elected and qualified, or until the earlier of the director’s death, resignation or removal. In addition, in accordance with our Corporate Governance Guidelines, a person who is 75 or older cannot stand for election or reelection as a director as of the date of the relevant annual meeting, and we have not granted any exemptions or waivers to this requirement. A copy of the Corporate Governance Guidelines is available free of charge under the Governance tab in the Investor Relations section of our website at www.focusfinancialpartners.com.

Stock Ownership Guidelines

The Board believes that directors and named executive officers more effectively represent Focus’ stockholders, whose interests they are charged with protecting, if they are stockholders themselves. The Board has therefore established stock ownership guidelines for directors and named executive officers, which are set forth in Focus’ Corporate Governance Guidelines. Within five years of joining the Board or Focus, as the case may be, each director and named executive officer is required to obtain, and must continue to hold during his or her tenure on the Board or with Focus, as the case may be, Focus equity with a value (which may be inclusive of the intrinsic value of incentive units, restricted common units or other equity awards (vested or unvested) granted as part of each such director’s or named executive officer’s regular compensation) equal to:

•

in the case of each non-employee director, at least five times such director’s annual cash retainer fees (based on the most recently completed year); however, this requirement will not apply for directors who are representatives of Stone Point who have been nominated by Stone Point pursuant to its nomination agreement with Focus;

•	in the case of the Chief Executive Officer, at least six times his annual cash salary (based on the most recently completed year); and
•	in the case of all other named executive officers, at least four times his or her annual cash salary (based on the most recently completed year).

Any director or named executive officer not meeting his or her required ownership level at any time shall retain 50% of the Focus equity granted as part of such director’s or named executive officer’s compensation for service (determined on a net, after-tax basis) until such required ownership level is met and maintained. In addition, if any director or named executive officer falls below the required ownership level due solely to a decline in the value of Focus equity, then he or she will not be required to acquire additional Focus equity to reach the minimum ownership level, and will not be in violation of the minimum ownership requirements so long as he or she complies with the immediately preceding sentence until such time as he or she again reaches the required minimum ownership level. Furthermore, any Focus equity owned by a trust established by the relevant director or named executive officer for the benefit of his or her family members will be included for purposes of determining his or her compliance with the minimum ownership requirements. A copy of the Corporate Governance Guidelines is available free of charge under the Governance tab in the Investor Relations section of our website at www.focusfinancialpartners.com.

Cybersecurity, Data and Other Risk Management; Privacy

The Board provides oversight of our cybersecurity and data security risk management processes and procedures. The Audit and Risk Committee remains responsible for assisting the Board with oversight of enterprise risk generally, including cybersecurity, information technology and business continuity and resiliency specifically. Pursuant to the Audit and Risk Committee charter, the Audit and Risk Committee provides oversight of the management of the Company’s cybersecurity risk, information technology systems, business continuity and resiliency and similar matters, as well as the Company’s assessments and reviews of such matters. Senior management of the Company reports quarterly to the Board at its regular meetings on the status of the Company’s cybersecurity risk, risk management policies and risk assessment initiatives.

Additionally, cybersecurity assessments are conducted of Focus and of each of our partner firms by an independent third-party. The recommendations contained in those assessments are then reviewed and thereafter expected to be implemented as appropriate. An annual cybersecurity monitoring program has also been implemented for our partner firms by an independent third-party. This program is based on the NIST standards and includes, among others, penetration and vulnerability testing, access controls and employee education. We also retain external vendors to perform penetration testing and vulnerability scanning with respect to Focus itself.

Focus also mandates cybersecurity and data security education and training for all of its employees. For example, all Focus and partner firm employees are required to take quarterly or semi-annual cybersecurity training modules. As part of our ongoing employee cybersecurity and data security training efforts, we also arrange for all employees to periodically receive simulated socially engineered  “phishing”  emails in order to test and improve their awareness. Employees who “click” or otherwise fail these tests receive immediate notifications and may be required to undergo additional training.

Focus’ cybersecurity and data security risk program also provides for evolving targets and objectives and incorporates expertise and suggested best practices from external consultants and experts. Focus and its partner firms also regularly monitor relevant guidance provided by applicable regulators, such as the SEC, which oversees our partner firms that are U.S. registered investment advisory firms. Focus remains committed to implementing leading data protection standards.

Our cybersecurity and data security risk program also delineates a structure with clear organizational roles and responsibilities. As described above, our Audit and Risk Committee is responsible for governance by setting overall strategic direction with respect to cybersecurity and data security risk mitigation. A Focus IT steering committee is led by a senior member of management and is tasked with recommending policies, budgets and priorities relating to cybersecurity and data security risk mitigation for approval by senior management, and also for assessing the user experience and overseeing our cybersecurity and data security risk program generally. Focus has also engaged a virtual Chief Technology Officer, who is responsible for implementing and executing these policies, budgets and priorities, managing vendors, providing technical advice and managing our cybersecurity and data security risk program generally.

Focus also continues to enhance its vendor risk assessment, due diligence and engagement process (including its contracting process with vendors and the inclusion of updated contractual protections in vendor agreements) with the goal of better protecting confidential or sensitive information. Vendors that handle confidential or sensitive information for Focus are expected to go through an initial risk assessment, and thereafter, periodic assessments will generally be conducted depending on the risk profile for the relevant vendor (for example, based on the type of information being stored or processed by that vendor). In addition, we expect our vendors to implement adequate measures to ensure the security of confidential or sensitive information, which is articulated in our Vendor Code of Conduct. In accordance with our business principles and applicable laws, rules and regulations, including the laws, rules and regulations that apply to our partner firms, we have also implemented a number of physical and technical standards, procedures, tools and other safeguards for protecting the personal information of our employees, clients and other business partners, including data security and privacy policies and controls for handling personal data. For example, Focus has posted a formal privacy policy on its website that describes the types of personal information we may collect about users when they use the Focus website, the purposes for which we may use that information, and the circumstances in which we may share or disclose that information. In addition, the majority of Focus’ partner firms are regulated entities with their own mandated privacy policies.

We also have an information security incident response team tasked with handling cybersecurity and data security incidents. That team works with our internal and external resources as necessary with the goal of containing, mitigating and remediating cybersecurity or data security risks. In addition, we have implemented an emergency notification system to provide prompt notification to potentially affected users of potential cybersecurity or data security incidents using appropriate means of transmission (for example, using text messages for potential issues impacting e-mail systems). Procedures are also in place for our partner firms to escalate issues to the IT steering committee or other appropriate Focus team members when any of our partner firms are potentially impacted by a cybersecurity or data security incident.

Other Governance Matters

The Board also continues to annually evaluate the need for a supermajority (two-thirds) vote of stockholders to amend Focus’ charter and bylaws, as well as the Board’s ability to amend Focus’ bylaws without the approval of stockholders. The Board believes that the requirement of a supermajority vote ensures that the vast majority of stockholders approve such changes and that the Board’s ability to amend Focus’ bylaws without stockholder approval provides the Board with flexibility to amend the bylaws when appropriate quickly, at low cost, and with certainty. The Board also believes such provisions are appropriate for the time being given the limited time the Company has been a public company and the large holding by Stone Point. The Board will continue to revisit these issues.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis reviews the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers during 2022 as determined under the rules of the SEC. These individuals are collectively referred to as our “named executive officers” or “NEOs.” The narrative discussion set forth in this Compensation Discussion and Analysis is intended to provide additional information related to the data presented in the compensation-related tables included throughout the “Executive Compensation” section of this Amendment.

Executive Summary

Named Executive Officers

During 2022, our named executive officers were:

Named Executive Officer	Position
Ruediger Adolf	Chairman and Chief Executive Officer
Rajini Sundar Kodialam	Chief Operating Officer and Director
Leonard Chang	Senior Managing Director and Head of M&A
James Shanahan	Chief Financial Officer
J. Russell McGranahan	General Counsel and Corporate Secretary

Compensation Objectives

The objectives of the compensation program for our executives, including our named executive officers, are to attract, motivate and retain talented individuals who are committed to achieving our long-term strategic objectives. Our compensation program is not only designed to align the incentives of our executives with our stockholders’ interests, but also to promote the achievement of key corporate performance measures as determined by the Compensation Committee each year.

Summary of Executive Compensation Practices

We strive to maintain judicious governance standards and compensation practices by regularly reviewing best practices. As in prior years, we incorporated many best practices into our 2022 executive compensation program, including the following:

What We Do

✓	Align our executive pay with long-term performance
✓	Align executives’ interests with those of stockholders
✓	Engage an independent compensation consultant, Semler Brossy, to assess our practices
✓	Structure compensation so that it is predominantly performance based and at risk (with the result in 2022 being that 78.5% to 82.0% were performance based and at risk)
✓	Grant 50% of annual awards of incentive compensation in the form of long-term equity-based awards with vesting schedules
✓	Require that all annual equity awards granted have a minimum of one year before any initial vesting, and four years for full vesting, subject to limited exceptions
✓	Maintain trading policies that:
●	Prohibit all employees from short selling Focus securities, entering into any derivative transactions with respect to Focus securities, or otherwise hedging the risk and rewards of Focus securities
●	Prohibit Section 16 officers and directors from pledging Focus securities
✓	Assess and mitigate risk in compensation plans, as described in our “Risk Assessment of Compensation Plans”
✓	Review the independence of the Compensation Committee’s independent compensation consultant annually
✓	Enforce minimum equity ownership guidelines for all named executive officers
✓	Provide for limited perquisites for executives

What We Don’t Do

✗	Reprice incentive units or stock options without stockholder approval
✗	Offer cash buyouts of underwater incentive units or stock options
✗	Have supplemental retirement benefit arrangements with our NEOs
✗	Automatically increase salaries each year or make lock-step changes in compensation based on peer group compensation levels or metrics
✗	Pay guaranteed or multi-year cash bonuses

Pay-for-Performance Compensation Structure

The components of our 2022 executive compensation program consisted primarily of the following:

Component	Performance Period	Objective	Performance Measurement Methodology for 2022
Base Salary	Annual	Recognizes an individual’s role and responsibilities and serves as an important retention vehicle	Reviewed annually and set based on competitive and internal equity considerations
Annual Cash Incentive Awards	Annual	Rewards achievement of annual financial and other objectives, subject to meeting individual performance expectations	Based on performance objectives that were previously selected by the Compensation Committee
Equity Awards	Long-Term	Designed to align performance with long-term strategic goals and share price appreciation

Annual grants based on performance objectives that were previously established by the Compensation Committee

Each grant vests 25% on first anniversary of grant date, and 25% annually thereafter

Two types of awards granted. One with value based on current stock price and another based solely on share price appreciation (no increase, no value)

To help retain and motivate our named executive officers, our Compensation Committee aims to offer competitive compensation packages through a mix of cash (including variable, performance-based cash awards) and long-term, equity-based incentives. The Compensation Committee does not have any formal policies for allocating total compensation among the various components, other than that annual equity awards are set to be equal to the annual cash incentive award granted to each named executive officer pursuant to the terms of his or her respective Employment Agreement (defined below). The Compensation Committee uses its judgment, in consultation with Semler Brossy, to establish an appropriate balance of base salary and annual cash incentive awards and equity awards with delayed vesting. The balance may change from year to year based on corporate strategy, financial performance and non-financial objectives, among other considerations. For 2022, our named executive officers had a compensation mix with more than 78.5% to 82.0% of annual executive compensation being performance based and “at risk.”

Pay-for-Performance Compensation Structure for NEOs

Process for Determining Executive Compensation

Role of the Compensation Committee

The Compensation Committee oversees our executive compensation and employee benefit programs, and reviews and approves all compensation decisions relating to our NEOs. The Compensation Committee also approves its report for inclusion in this Amendment and has reviewed and discussed this Compensation Discussion and Analysis with management.

The Compensation Committee reviews NEO base salaries annually.  The Compensation Committee has discretion to increase, but not decrease, each named executive officer’s base salary under the terms of his or her respective Employment Agreement. Such annual adjustments are based on factors that may include general competitiveness with peer and industry base salaries, any material increases in responsibilities and adjustments consistent with those made for all employees.

The Compensation Committee approves the amount of our annual incentive cash pool, and any and all awards to our NEOs from this pool. The Compensation Committee determines the quantitative and qualitative criteria that it will use to determine the amount of the aggregate pool and individual NEO awards. The Compensation Committee makes final decisions regarding the incentive cash pool size and the individual participant amounts at the end of each year, with input from the Chief Executive Officer. The Compensation Committee sets target ranges in some cases above Employment Agreement provisions in the interests of providing proper incentives and considering the growth and competitive environment of the Company.

All equity awards are granted pursuant to the terms of the Focus Financial Partners 2018 Omnibus Incentive Plan (the “Omnibus Plan”), which has been in place since our initial public offering in July 2018 (see further description under the section below entitled “—2018 Omnibus Incentive Plan”). Other than a limited number of equity awards that can be made at the discretion of the Chief Executive Officer to non-named executive officers, the Compensation Committee approves all equity awards. The value of annual equity incentive grants made to our NEOs has in recent years equaled the value of the annual cash incentive compensation awarded to each NEO, with the number of equity units granted determined by a methodology established by the Compensation Committee.

Role of Independent Compensation Consultant

During the year ended December 31, 2022, the Compensation Committee engaged Semler Brossy as its independent compensation consultant to assist the committee with its responsibilities related to our executive officer and director compensation programs. A representative of Semler Brossy attends Compensation Committee meetings as requested and communicates with the chair and other members of the Compensation Committee between meetings. Semler Brossy provides no services to management or the Compensation Committee that are unrelated to the duties and responsibilities of the Compensation Committee, and the Compensation Committee makes all decisions regarding the compensation of our named executive officers and directors. Semler Brossy reports directly to the Compensation Committee, and all work conducted by Semler Brossy for us is on behalf of the Compensation Committee.

Role of our Chief Executive Officer and Senior Management

Our Chief Executive Officer and Chief Operating Officer regularly interact with the Compensation Committee and its chair to suggest and discuss executive compensation structure and programs. Our Chief Executive Officer makes recommendations for the annual cash and equity incentive awards for NEOs and other personnel (other than himself).

Use of Market Data and Peer Group Analysis

From time to time, Semler Brossy provides the Compensation Committee with market and peer group data for comparison purposes, such as to compare equity and pay mix practices. Semler Brossy does not provide, and the board does not utilize, regular compensation benchmarks in its compensation determinations. The firms included in the peer group used for these limited purposes in 2022 included: LPL Financial Holdings, Stifel Financial, Evercore ISI, Affiliated Managers Group, Houlihan Lokey, SEI Investments, Morningstar, FactSet, Moelis & Company, Envestnet, PJT Partners and Virtus Investment Partners.

Risk Assessment of Compensation Plans

We believe that our compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our named executive officers and other employees to focus on both short-term and long-term strategic goals, thereby creating an ownership culture and helping to align the interests of our employees and our stockholders. Accordingly, our incentive compensation program is balanced between short-term and long-term incentives, each representing 50% of total incentive compensation.

Short-term incentive compensation is paid annually in cash, but is dependent on satisfying quantitative and qualitative factors established by the Compensation Committee. Long-term incentive compensation awarded to our named executive officers each year has been granted as equity-based awards (in the form of incentive units or restricted common units) that vest ratably over a four-year period. The value of the incentive units is entirely dependent on an increase in the price of our common stock, while the value of the restricted common units rises and falls in line with the price of our common stock. Overall, the equity grants create strong alignment with stockholders. Further, incentive units and restricted common units are not freely exchangeable into common stock, but subject to quarterly exchanges (once vested).

Additionally, the Board of Directors has adopted equity holding guidelines requiring our Chief Executive Officer to hold six times his salary in equity, and all other named executive officers four times their salaries in equity. The combination of annual performance-based compensation and long-term equity awards (which amount to 78.5% to 82.0% of total annual compensation), in addition to holding requirements extending after vesting, creates substantial disincentives for any short-term risk taking. Overall, we believe that the balance within our compensation program results in an appropriate compensation structure for the Company and that the program does not pose risks that could have a material adverse effect on our business or financial performance.

2022 Executive Compensation Determinations

Base Salaries

Base salaries serve to provide fixed cash compensation to our named executive officers for performing their ongoing responsibilities. Initial base salaries for each of our NEOs were as set forth in each of their Employment Agreements.

The Compensation Committee reviewed our named executive officers’ base salaries based on the considerations outlined above and determined that it would keep our NEOs’ base salaries constant in 2022.

Named Executive Officer	2021	2022	% Change
Ruediger Adolf	$909,155	$909,155	—
Rajini Sundar Kodialam	$596,520	$596,520	—
Leonard Chang	$478,342	$478,342	—
James Shanahan	$534,617	$534,617	—
J. Russell McGranahan	$478,342	$478,342	—

Annual Cash Incentive Awards

In 2022, the Compensation Committee did not make any changes to the framework for year-end incentive compensation that was adopted in 2021, which was based on five criteria, each weighted 20%. The first four criteria were quantitative measures consistent with four of the Company’s publicly stated financial goals of achieving 20% annual growth in revenue, 10% annual organic revenue growth, 20% annual Adjusted EBITDA Growth1, and 20% annual growth in Adjusted Net Income Excluding Tax Adjustments Per Share2, in each case on average and over time. The fifth criteria was a qualitative assessment against a number of strategic factors as determined by the Compensation Committee.

1Adjusted EBITDA is defined as net income excluding interest income, interest expense, income tax expense, amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings, other expense-net and secondary offering expenses, if any. Additional information regarding the calculation and reconciliation of Adjusted EBITDA is available in the section entitled “Adjusted EBITDA” included in the Original 10-K.

2Adjusted Net Income Excluding Tax Adjustments Per Share is calculated by dividing Adjusted Net Income Excluding Tax Adjustments by the Adjusted Shares Outstanding. Adjusted Net Income Excluding Tax Adjustments is defined as net income excluding income tax expense, amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, loss on extinguishment of borrowings and secondary offering expenses, if any. The calculation of Adjusted Net Income Excluding Tax Adjustments also includes adjustments to reflect a pro forma 27% income tax rate reflecting the estimated U.S. federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business and is used for comparative purposes. The actual effective income tax rate, in current or future periods, may differ significantly from the pro forma income tax rate of 27%. Adjusted Shares Outstanding includes: (i) the weighted average shares of Class A common stock outstanding during the periods, (ii) the weighted average incremental shares of Class A common stock related to stock options outstanding during the periods, (iii) the weighted average incremental shares of Class A common stock related to unvested Class A common stock outstanding during the periods, (iv) the weighted average incremental shares of Class A common stock related to restricted stock units outstanding during the periods, (v) the weighted average number of Focus LLC common units outstanding during the periods (assuming that 100% of such Focus LLC common units, including contingently issuable Focus LLC common units, if any, have been exchanged for Class A common stock), (vi) the weighted average number of Focus LLC restricted common units outstanding during the periods (assuming that 100% of such Focus LLC restricted common units have been exchanged for Class A common stock) and (vii) the weighted average number of common unit equivalents of Focus LLC vested and unvested incentive units outstanding during the periods based on the closing price of our Class A common stock on the last trading day of the periods (assuming that 100% of such Focus LLC common units have been exchanged for Class A common stock). Additional information regarding the calculation and reconciliation of Adjusted Net Income Excluding Tax Adjustments Per Share is available in the section entitled “Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share” included in the Original 10-K.

In the fourth quarter of 2022, the Compensation Committee reviewed the performance of each NEO and the Company against each of these criteria. For the four quantitative criteria, based on estimated preliminary results available at that time, the Compensation Committee determined that applying this framework would have resulted in the values shown in the table below for each such quantitative criteria.

For the fifth criteria, the Compensation Committee considered the following elements with no specific weighting as part of a qualitative assessment:

•	Partner portfolio – Resilience of partner portfolio despite markets and succession needs; ability to manage disruptions with minimum impact.
•	M&A activity – 24 transactions while initiating an acquisition consideration deferral structure in a competitive marketplace.
•	Value-add – Continued efforts to expand value-add services.
•	Personnel – Expanded team with needed hiring for growth.
•

Refinancing – Raised new First Lien Term Loan B – Tranche A ($1.76 billion) and a new delayed draw First Lien Term Loan A ($240 million), and extended the maturity of the Company’s $650 million revolver.

The Compensation Committee reviewed the NEOs’ self-assessments and made its own independent assessment of performance against each of these elements. Based on these reviews and assessments and several discussions among the Compensation Committee members and management, the Compensation Committee approved a value of 200% for the qualitative criteria. The Compensation Committee noted the overall strong performance across a majority of the qualitative elements against a challenging macroeconomic backdrop. Given the small size and cohesiveness of the senior leadership team, the Compensation Committee elected to develop one value for the qualitative criteria for all of the NEOs and did not develop separate values for each NEO.

This collective analysis resulted in a total weighting factor of 93.65% as demonstrated in the table below (preliminary results were estimated in the fourth quarter of 2022 and adjusted in the first quarter of 2023 using final year-end results). For each metric below, if less than the minimum level is achieved, no weighted value would result for that metric, and if more than the maximum level is achieved, the maximum weighted value for that metric would apply.

		Level to	Level to	Level to
		Achieve	Achieve	Achieve
		Minimum	Target	Maximum
		Weighting	Weighting	Weighing		Resulting
Metric	Weighting	(50% value)	(100% value)	(200% value)	2022 Growth	Value
YoY Revenue Growth	20%	15% (+$269.7 million)	20% (+359.6 million)	25% (+449.5 million)	19.2% (+$345.4 million)	92.0%
YoY Organic Revenue Growth	20%	5%	10%	15%	8.5%	85.2%
YoY Adjusted EBITDA Growth	20%	15% (+$67.7 million)	20% (+$90.3 million)	25% (+$112.8 million)	19.1% (+$86.2 million)	91.0%
YoY Adjusted Net Income Excluding Tax Adjustments Per Share Growth	20%	15% (+$0.50)	20% (+$0.67)	25% (+$0.84)	7.7% (+$0.26)	0.0%
Qualitative Assessment	20%		Qualitative assessment based on factors set forth above.		N/A	200.0%
Weighted Value						93.65%

This weighted value was then applied to the target bonus amount of each NEO, resulting in a cash incentive award equal to 93.65% of the target bonus, rounded to the nearest thousand dollar. The Compensation Committee did not make any changes to the NEOs’ target bonus amounts for 2022 from the target amounts in place for 2021. For Ms. Kodialam and Messrs. Adolf and Chang, the target bonus was 250% of base salary. For Messrs. Shanahan and McGranahan, the target bonus was 200% of base salary.

		Opportunity		Actual
		Target
		Bonus
		Percentage	Target	2022 Cash
		(as % of	Cash	Incentive		% Change
	2022 Base	base	Incentive	Award	As a % of	Compared
Named Executive Officer	Salary	salary	Award	Earned	Target	to 2021
Ruediger Adolf	$909,155	250%	$2,272,888	$2,128,559	93.65%	-50.7%
Rajini Sundar Kodialam	$596,520	250%	$1,491,300	$1,396,602	93.65%	-50.7%
Leonard Chang	$478,342	250%	$1,195,855	$1,119,918	93.65%	-50.7%
James Shanahan	$534,617	200%	$1,069,234	$1,001,338	93.65%	-50.7%
J. Russell McGranahan	$478,342	200%	$956,684	$895,935	93.65%	-50.7%

Ninety percent of each NEO’s estimated cash award was paid in the fourth quarter of 2022, with the remaining 10% withheld until determination of the Company’s final results. The Company’s actual final results exceeded the preliminary estimates and adjustments were made resulting in the total figures reflected above. These adjustments and the 10% hold back were paid to the NEOs in the first quarter of 2023. The 2022 cash incentive awards are disclosed in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Annual Long-Term Incentive Awards

The value of equity grants made to our NEOs with respect to fiscal 2022 performance was equal to the estimated value of the cash incentive compensation calculated in the fourth quarter of 2022 and not the higher final amount calculated in the first quarter of 2023. For 2022, 50% of the equity grants to NEOs were made in the form of restricted common units and 50% of the grants were in the form of incentive units. The number of restricted common units granted to our NEOs was determined based on the closing price of our Class A common stock on the date of grant, December 12, 2022, or $37.59.  The number of incentive units granted to our NEOs was determined using an equity valuation methodology based upon the Black-Scholes model, which was determined to be approximately $14.32 per unit. These valuation methods resulted in the number of restricted common units and incentive units being granted to our NEOs shown in the following table:

	Restricted	Incentive
	Common Unit Awards	Unit Awards
Named Executive Officer	(#)	(#)
Ruediger Adolf	26,856	70,644
Rajini Sundar Kodialam	17,624	46,361
Leonard Chang	14,126	37,159
James Shanahan	12,636	33,240
J. Russell McGranahan	11,306	29,741

The restricted common units have no hurdle rate and will vest in four equal installments on each anniversary of the grant date. The incentive units were issued with a $37.59 hurdle rate (the closing price of Focus’ Class A common stock on the date of grant) and will vest in four equal installments on each anniversary of the grant date.

Restricted common units are common units in Focus LLC subject to the specified vesting conditions. Incentive units are profits interests in Focus LLC that are economically similar to stock options. They have no intrinsic value at the grant date and will obtain value only as the price of the underlying security rises above its hurdle amount.  They do not require the payment of an exercise price and do not have an expiration date. Holders obtain value by exercising rights to exchange such units (after vesting) for our Class A common stock.

Special Long-Term Incentive Awards

The Company has from time to time issued special long-term incentive awards on an other than annual basis. No such incentive awards have been issued since the Company’s initial public offering in July 2018. In March 2022, the Compensation Committee applied its discretion to modify the performance and vesting conditions of certain incentive units originally granted on July 25, 2018. See footnote 6 of the “Summary Compensation Table” and the section below entitled “—Narrative Disclosure to Outstanding Equity Awards at 2022 Fiscal Year-End” for additional information.

Employment Agreements and Severance and Change in Control Benefits

We have entered into written Employment Agreements with each of our named executive officers that set forth the terms of each named executive officer’s employment. Each of our named executive officers is employed “at will.”  These arrangements are further described under the section below entitled “Employment Agreements.”

Our named executive officers are entitled to certain severance and change in control benefits. Such benefits arise upon termination of employment due to death, disability, without cause, good reason and in connection with a change of control or Company Sale (defined below). These arrangements are further described under the section below entitled “—Potential Payments Upon Termination or Change in Control.”

Each named executive officer is subject to a general non-competition and non-solicitation clause for periods of one year and two years, respectively, following termination of employment as well as general non-disparagement, non-disclosure and assignment-of-development clauses.

Due to the competitive nature of the financial services industry, the Compensation Committee believes these severance and change-in-control provisions are key components of our executive compensation program and are essential to Focus’ ability to recruit and retain talent.

Other Benefits

Employee Benefits

We offer a comprehensive array of benefits to our employees, including our named executive officers. These benefits are offered in order to attract and retain employees. Subject to the terms of any applicable plans, policies or programs, each NEO is entitled to receive employee benefits, including any and all vacation, deferred compensation, retirement, disability, group life, accident and health insurance as we may provide from time to time to salaried employees generally, and such other benefits as the Compensation Committee may from time to time establish for the named executive officers. We also maintain term life insurance for each named executive officer for the benefit of such executive’s estate, and provide certain other disability and health benefits.

Retirement Benefits

We currently maintain a retirement plan intended to provide benefits under section 401(k) of the Internal Revenue Code whereby employees, including our named executive officers, are allowed to contribute a portion of their base salaries to a tax-qualified retirement account. We provide matching contributions in amounts determined annually by our management. The contributions made on behalf of our named executive officers for fiscal 2022 are disclosed in the notes to the Summary Compensation Table.

Outreach and Say on Pay Vote

We recognize the importance of executive compensation to our stockholders. We have an extensive, proactive program of investor outreach on these and other issues. We are routinely in contact with our existing stockholders and maintain an active dialog with prospective investors.

Our non-binding advisory vote on the compensation of our named executive officers at our 2022 Annual Meeting on May 26, 2022 received the support of approximately 78% of stockholders voting, excluding broker non-votes. The Compensation Committee reviewed the results of this vote and concluded that this level of approval reflects strong shareholder support of our compensation strategy and programs. In light of this level of support from our stockholders, our Compensation Committee determined that no significant changes to our executive compensation program should be made in 2022. Our stockholders previously approved our Board of Directors recommendation to hold the vote on the compensation of our named executive officers annually. We have engaged with stockholders on a range of topics, including executive compensation.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of compensation paid to certain executive officers to $1 million during any fiscal year. Compensation paid pursuant to certain grandfathered arrangements that are “performance based” within the meaning of Section 162(m) may be excluded from this limitation.

While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Company’s overall compensation philosophy and objectives, and the Compensation Committee maintains the flexibility to pay non-deductible incentive compensation if it determines it is in the best interest of the Company and its stockholders.

Other Compensation Practices and Policies

Anti-Hedging and Pledging Policies

Under our Insider Trading Policy, directors and named executive officers, as well as other employees, are prohibited from engaging in the following activities:

•	transactions in Company debt securities, whether or not those securities are convertible into Company common stock;
•	pledging Company securities for loans or otherwise;
•	hedging or monetization transactions, whether direct or indirect, involving the Company’s securities;
•	short sales of Company securities;
•	transactions involving Company-based derivative securities, including those that effectively create short positions similar to short sales of Company securities;
•	short-term trading of Company securities purchased in the open market during the six months following the purchase; and
•	using standing and limit orders with respect to the Company’s securities that last longer than the trading day on which they are placed.

Stock Ownership Guidelines

To align the interests of our named executive officers with the interests of the Company’s other stockholders, our named executive officers must comply with stock ownership guidelines that we recently established. For information regarding these guidelines, please see the section entitled “Corporate Governance—Stock Ownership Guidelines” above.

Compensation Committee Report3

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee of the Board of Directors

Fayez S. Muhtadie (Chair)
James D. Carey
George S. LeMieux

3 The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

Summary Compensation Table

The following table provides information concerning compensation awarded to, earned by, or paid to each of our named executive officers for all services rendered in all capacities during the last three years during which such individuals were named executive officers.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)(3)	($)(2)(4)(5)(6)	($)(1)	($)(7)	($)
Ruediger Adolf	2022	909,155	—	1,009,517	3,259,688	2,128,559	168,943	7,475,862
Founder of Focus LLC and	2021	909,155	—	1,727,213	4,756,265	4,318,000	201,185	11,911,818
Chairman and Chief Executive Officer	2020	882,675	2,278,822	578,234	1,767,774	—	175,616	5,683,121
Rajini Sundar Kodialam	2022	596,520	—	662,486	2,490,433	1,396,602	58,576	5,204,617
Co-Founder of Focus LLC and	2021	596,520	—	1,133,204	3,342,705	2,833,000	58,127	7,963,556
Chief Operating Officer and Board Member	2020	579,145	1,502,767	375,698	1,148,608	—	56,552	3,662,770
Leonard Chang	2022	478,342	—	530,996	2,218,152	1,119,918	28,673	4,376,081
Co-Founder of Focus LLC and	2021	478,342	—	908,798	2,557,971	2,272,000	32,131	6,249,242
Senior Managing Director and Head of M&A	2020	464,410	1,205,050	301,256	921,056	—	28,131	2,919,903
James Shanahan	2022	534,617	—	474,987	1,993,428	1,001,338	45,777	4,050,147
Chief Financial Officer	2021	534,617	—	812,799	2,414,064	2,032,000	44,388	5,837,868
	2020	519,046	1,010,115	252,522	772,059	—	40,388	2,594,130
J. Russell McGranahan	2022	478,342	—	424,993	1,830,919	895,935	42,055	3,672,244
General Counsel and Corporate	2021	478,342	—	727,214	1,837,390	1,818,000	42,429	4,903,375
Secretary	2020	464,410	903,788	225,964	690,792	—	38,429	2,323,383
(1)	In calendar year 2020, our Compensation Committee used a formulaic approach to our annual incentive compensation program. Due to the high level of uncertainty about the impact of the coronavirus (Covid-19) pandemic and market volatility, the formulaic approach was not confirmed until the fourth quarter of 2020. Consequently, all annual incentive amounts earned for calendar year 2020 are disclosed in the Bonus column. In calendar year 2021, our Compensation Committee also used a formulaic approach to our annual incentive compensation program, however, the formula and performance measures were determined in the first quarter of 2021. Consequently, all annual incentive amounts earned for calendar year 2021 are disclosed in the Non-Equity Incentive Plan Compensation column. In calendar year 2022, the Compensation Committee did not make any changes to the annual incentive compensation framework that was adopted in 2021, and consequently all annual incentive amounts earned for calendar year 2022 are also disclosed in the Non-Equity Incentive Plan Compensation column. For more information, see the section entitled “Compensation Discussion and Analysis—Annual Cash Incentive Awards” above.
(2)	Each of the named executive officers received grants of restricted common units during fiscal years 2022, 2021 and 2020 and various grants of incentive units during the last three fiscal years. A description of these awards may be found in the footnotes of the Outstanding Equity Awards at 2022 Fiscal Year-End table and under the section below entitled “—Narrative Disclosure to Outstanding Equity Awards at 2022 Fiscal Year-End.” With respect to the incentive units, we believe that, despite the fact that the incentive units do not require the payment of an exercise price, they are most similar economically to stock options, and as such, they are properly classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” Amounts disclosed in these columns reflect a grant date fair value of the restricted common units and incentive units, as applicable, in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. Assumptions used to calculate the grant date values are described within the notes to our consolidated financial statements included in the Original 10-K.
(3)	On December 12, 2022, Mr. Adolf, Ms. Kodialam, Mr. Chang, Mr. Shanahan (including awards transferred to a trust established by him), and Mr. McGranahan received restricted common unit grants of 26,856, 17,624, 14,126, 12,636, and 11,306, respectively. These restricted common unit grants were issued pursuant to the Omnibus Plan (see further description under the section below entitled “—2018 Omnibus Incentive Plan”). These restricted common unit grants were issued in connection with annual compensation awards for fiscal year 2022 and will vest in four equal installments on each anniversary of December 12, 2022.
(4)	On December 12, 2022, Mr. Adolf, the Adolf Family Trust II, the Kodialam 2014 Family Trust, Mr. Chang, the James Shanahan 2020 Irrevocable Insurance Trust Dated December 3, 2020, and the McGranahan Family 2021 Legacy Trust

received incentive unit grants of 35,322, 35,322, 46,361, 37,159, 33,240 and 29,741, respectively. These incentive units were also issued pursuant to the Omnibus Plan and have a $37.59 hurdle rate (see further description under the section below entitled “—2018 Omnibus Incentive Plan”). These incentive units were issued in connection with annual compensation awards for fiscal year 2022 and will vest in four equal installments on each anniversary of December 12, 2022. These grants, along with the restricted common units granted during fiscal year 2022, are intended to be made in an amount equal to the value of the annual cash incentive bonus awarded to each named executive officer for performance during the same fiscal year, as reported in the non-equity incentive plan compensation or bonus column (as applicable) and based on a Black-Scholes valuation model. Because the value of the incentive units included in this column reflects the grant date fair value of the awards, determined pursuant to FASB ASC Topic 718, the amounts reflected in this column may differ from the cash amounts reported in the non-equity incentive plan compensation or bonus columns or from the amounts in the cash incentive award earned column presented in the Compensation Discussion and Analysis.
(5)	In February 2021, the Compensation Committee applied its discretion to provide for an additional vesting measurement period for a portion of certain incentive units originally granted on July 3, 2017. The addition of this measurement period resulted in a weighted average incremental fair value of $6.75 per incentive unit. None of the stock price hurdles applicable to these awards, the number of units, or the threshold price of such units were changed. As such, the amount reported in this column includes both (i) the grant date fair value of incentive units granted during 2021 and (ii) the incremental fair value related to the modification of the incentive units originally granted on July 3, 2017. For more information, see the section entitled “—Narrative Disclosure to Outstanding Equity Awards at 2022 Fiscal Year-End.”
(6)	In March 2022, the Compensation Committee applied its discretion to modify the performance and vesting conditions of certain incentive units originally granted on July 25, 2018. This modification resulted in an incremental fair value of $2.81 per such incentive unit. As such, the amount reported in this column includes both (i) the grant date fair value of incentive units granted during 2022 and (ii) the incremental fair value related to the modification of the incentive units originally granted on July 25, 2018, each determined pursuant to FASB ASC Topic 718. These awards are described in detail below in the “Grants of Plan-Based Awards” table. For more information, see the section entitled “—Narrative Disclosure to Outstanding Equity Awards at 2022 Fiscal Year-End.”

(7)	Amounts in this column consist of the following items for the year ended December 31, 2022: (a) Company contributions made on each named executive officer’s behalf into the Focus Operating LLC 401(k) Retirement Plan in the amount of $27,000 for each of Ms. Kodialam and Messrs. Adolf, Shanahan and McGranahan, and $19,800 for Mr. Chang; (b) Company-paid supplemental life insurance premiums (including tax gross-ups related thereto) of $96,429 (consisting of $56,845 in premiums and $39,584 of related tax gross-ups), $25,370 (consisting of $14,727 in premiums and $10,643 of related tax gross-ups), $7,712 (consisting of $3,451 in premiums and $4,261 of related tax gross-ups), $13,607 (consisting of $6,699 in premiums and $6,908 of related tax gross-ups) and $9,449 (consisting of $5,485 in premiums and $3,964 of related tax gross-ups) for Mr. Adolf, Ms. Kodialam, Mr. Chang, Mr. Shanahan and Mr. McGranahan, respectively; (c) the costs of certain disability insurance and executive health services; and (d) certain Medicare tax gross-ups paid to Mr. Adolf in the amount of $39,864. These arrangements are further described under the section below entitled “—Employment Agreements.”

Grants of Plan-Based Awards Table

The following table sets forth information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2022.

						All Other	All Other		Grant
						Stock	Option		Date Fair
			Estimated Possible Payouts			Awards:	Awards:	Exercise	Value of
			Under Non-Equity			Number of	Number of	or Base	Stock
			Incentive Plan Awards(1)			Shares of	Securities	Price of	and
						Stock	Underlying	Option	Option
	Grant		Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date		($)	($)	($)	(#)(2)	(#)(3)(4)	($/Share)	($)(5)
	—		1,136,444	2,272,888	4,545,776	—	—	—	—
	7/25/2018	(6)	—	—	—	—	800,000	33.00	2,248,000
Ruediger Adolf	12/12/2022		—	—	—	26,856	—	—	1,009,517
	12/12/2022		—	—	—	—	70,644	37.59	1,011,688
	—		745,650	1,491,300	2,982,600	—	—	—	—
	7/25/2018	(6)(7)	—	—	—	—	650,000	33.00	1,826,500
Rajini Sundar Kodialam	12/12/2022		—	—	—	17,624	—	—	662,486
	12/12/2022		—	—	—	—	46,361	37.59	663,933
	—		597,928	1,195,855	2,391,710	—	—	—	—
	7/25/2018	(6)	—	—	—	—	600,000	33.00	1,686,000
Leonard Chang	12/12/2022		—	—	—	14,126	—	—	530,996
	12/12/2022		—	—	—	—	37,159	37.59	532,152
	—		534,617	1,069,234	2,138,468	—	—	—	—
	7/25/2018	(6)(8)	—	—	—	—	540,000	33.00	1,517,400
James Shanahan	12/12/2022		—	—	—	12,636	—	—	474,987
	12/12/2022		—	—	—	—	33,240	37.59	476,028
	—		478,342	956,684	1,913,368	—	—	—	—
	7/25/2018	(6)	—	—	—	—	500,000	33.00	1,405,000
J. Russell McGranahan	12/12/2022		—	—	—	11,306	—	—	424,993
	12/12/2022		—	—	—	—	29,741	37.59	425,919
(1)	The amounts included in these three columns represent the potential threshold, target, and maximum payouts under the annual cash incentive awards for each named executive officer. Actual payouts of the annual cash incentive awards were determined based on achievement of specified performance measures. For more information, see the section entitled “Compensation Discussion and Analysis—Annual Cash Incentive Awards” above.
(2)	On December 12, 2022, Mr. Adolf, Ms. Kodialam, Mr. Chang, the Mr. Shanahan (including awards transferred to a trust established by him) and Mr. McGranahan received 26,856, 17,624, 14,126, 12,636 and 11,306 restricted common unit grants, respectively. These restricted common units were issued pursuant to the Omnibus Plan (see further description under the section below entitled “—2018 Omnibus Incentive Plan”). These restricted common units were issued in connection with annual compensation awards for fiscal year 2022 and will vest in four equal installments on each anniversary of December 12, 2022.
(3)	As noted in the Summary Compensation Table, we believe that, despite the fact that the incentive units do not require the payment of an exercise price, they are most similar economically to stock options, and as such, they are properly classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.”

(4)	On December 12, 2022, Mr. Adolf and the Adolf Family Trust II each received 35,322 incentive unit grants. Also on such date, the Kodialam 2014 Family Trust, Mr. Chang, the James Shanahan 2020 Irrevocable Insurance Trust Dated December 3, 2020 and the McGranahan Family 2021 Legacy Trust received 46,361, 37,159, 33,240 and 29,741 incentive unit grants, respectively. These incentive units were issued pursuant to the Omnibus Plan and have a $37.59 hurdle rate (see further description under the section below entitled “—2018 Omnibus Incentive Plan”). These incentive units were issued in connection with annual compensation awards for fiscal year 2022 and will vest in four equal installments on each anniversary of December 12, 2022.
(5)	Amounts disclosed in this column reflect a grant date fair value of the restricted common units and incentive units, as applicable, in accordance with FASB ASC Topic 718. Assumptions used to calculate the grant date values are described within the notes to our consolidated financial statements included in the Original 10-K. The grant date fair value of the incentive units received by each of Mr. Adolf and the Adolf Family Trust II was $505,844.
(6)	In March 2022, the Compensation Committee applied its discretion to modify the performance and vesting conditions of certain incentive units originally granted on July 25, 2018. This modification resulted in an incremental fair value of $2.81 per such incentive unit. The amount reported in this row for the grant date fair value of this award is the incremental fair value related to the amendment. For more information, see the section entitled “—Narrative Disclosure to Outstanding Equity Awards at 2022 Fiscal Year-End.”
(7)	162,500 of the 650,000 incentive units reflected in this row are not owned directly by Ms. Kodialam. They are each held in the Kodialam 2014 Family Trust.
(8)	The incentive units reflected in this row are not owned directly by Mr. Shanahan. They are each held in the James Shanahan 2020 Revocable Trust Dated November 20, 2020.

Narrative Disclosure to Summary Compensation Table and Grants Of Plan-Based Awards Table

Employment Agreements

Each of the named executive officers was party to an employment agreement during 2022 (each, including any applicable amendment, an “Employment Agreement,” and collectively, the “Employment Agreements”). Ms. Kodialam and Messrs. Adolf and Shanahan originally entered into employment agreements in 2013, and Mr. McGranahan originally entered into an employment agreement in 2015. Each of these employment agreements was amended and restated as of April 2017.  Mr. Chang originally entered into an employment agreement in April 2017, which was amended effective as of December 31, 2019. The narrative below summarizes the payments and benefits that each named executive officer is currently eligible to receive on an annual basis.

Base Salary

Each named executive officer’s base salary is a fixed component of compensation for each year for performing specific job duties and functions. The Employment Agreements provide for annual salaries of at least $800,000, $530,000, $425,000, $475,000 and $425,000 for Mr. Adolf, Ms. Kodialam, Mr. Chang, Mr. Shanahan and Mr. McGranahan, respectively. Base salary will be reviewed by the Board of Directors or the Compensation Committee periodically according to our normal compensation review standards. The Board or Compensation Committee (as applicable) has discretion to increase, but not decrease, each named executive officer’s base salary under the Employment Agreements. For 2022, the Compensation Committee did not make any change to the 2021 base salary for the named executive officers, resulting in the following annual base salaries for 2022: $909,155 for Mr. Adolf, $596,520 for Ms. Kodialam, $478,342 for Mr. Chang, $534,617 for Mr. Shanahan and $478,342 for Mr. McGranahan.

Annual Bonus

Each named executive officer is entitled to participate in our annual cash bonus plan that is applicable for the fiscal year in question. The annual cash bonus plan is typically structured to create a bonus pool for each individual fiscal year. The Compensation Committee makes final decisions regarding the bonus pool size and the individual participant amounts each year with input from the Chief Executive Officer, which may be more or less than the target range for the individual participant. Under the Employment Agreements, the annual target cash bonus opportunities for each of the named executive officers are as follows: 150% to 200% of Mr. Adolf’s base salary, 150% to 200% of Ms. Kodialam’s base salary, 150% to 200% of Mr. Chang’s base salary, 125% to 150% of Mr. Shanahan’s base salary and 125% to 150% of Mr. McGranahan’s base salary. For 2022, to maintain proper incentives and navigate the challenges of a volatile macroeconomic environment, the Compensation Committee set target ranges above the amounts specified in the Employment Agreements, but consistent with the target amounts in place for 2021. The target amounts were set at 250% for Ms. Kodialam and Messrs. Adolf and Chang, and 200% for Messrs. Shanahan and McGranahan. Actual payouts of the annual cash incentive awards were determined by the Compensation Committee by applying a formula as part of the year-end process.

Long-Term Incentive Compensation

Each named executive officer has also historically been eligible to participate in our incentive unit plan and, effective with the closing of our initial public offering, the Omnibus Plan. The number of restricted common units and incentive units granted to each named executive officer is determined annually in an amount collectively equal to the annual cash bonus awarded to the named executive officer for such year, as determined by the Compensation Committee by applying a formula as part of the year-end process. For more information, see the section entitled “Compensation Discussion and Analysis—Annual Long-Term Incentive Awards”  above. The grant date fair value of the restricted common unit awards and the incentive unit awards provided to each named executive officer have been disclosed above in the “Stock Awards” and “Option Awards” columns, respectively, of the Summary Compensation Table.

Other Compensation Elements

Ms. Kodialam and Messrs. Adolf and Shanahan are each entitled to five weeks of vacation during each calendar year, and Messrs. Chang and McGranahan are each entitled to four weeks of vacation during each calendar year, in each such case, excluding paid holidays. Subject to the terms of any applicable plans, policies or programs, each named executive officer is entitled to receive employee benefits, including any and all vacation, deferred compensation, retirement, disability, group life, accident and health insurance as we may provide from time to time to salaried employees generally, and such other benefits as the Compensation Committee may from time to time establish for the named executive officers. We currently maintain a retirement plan intended to provide benefits under Section 401(k) of the Internal Revenue Code where employees, including our named executive officers, are allowed to contribute a portion of their base salaries to a tax-qualified retirement account. We provide matching contributions in amounts determined pursuant to the retirement plan. For 2022, our plan provided for a Company matching contribution rate of 100% of the participant’s pre-tax contributions, up to the annual allowable U.S. Internal Revenue Service limits.  The contributions made on behalf of our named executive officers for fiscal year 2022 are disclosed above in the notes to the Summary Compensation Table. We also provide supplemental term life insurance for each named executive officer for the benefit of such named executive officer’s estate, and provide certain other disability and health benefits.

2018 Omnibus Incentive Plan

In 2018, our Board of Directors adopted, and our sole stockholder prior to the initial public offering approved, the Omnibus Plan, which became effective upon the completion of our initial public offering. Pursuant to the Omnibus Plan, the employees, consultants and directors of the Company and its affiliates who perform services for us, including each of our named executive officers, may be eligible to receive awards. The description of the Omnibus Plan set forth below is a summary of the material features of the plan. This summary is qualified in its entirety by reference to the Omnibus Plan, a copy of which was filed as Exhibit 4.4 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 31, 2018.

The Omnibus Plan provides for potential grants of the following awards with respect to shares of our Class A common stock, to the extent applicable: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options or any other form of stock options; (iii) restricted stock awards; (iv) phantom stock awards; (v) restricted stock units; (vi) bonus stock; (vii) performance awards; (viii) annual cash incentive awards; (ix) any of the foregoing award types (other than incentive stock options) as awards related to Class A Units or other units of Focus LLC; (x) incentive units in Focus LLC, which are intended to constitute “profits interests” within the meaning of Revenue Procedures 93-27 and 2001-43; and (xi) restricted common units in Focus LLC (collectively referred to as “awards”).

The Compensation Committee of our Board of Directors generally oversees the Omnibus Plan pursuant to its terms and all applicable federal, state or other rules or laws, except in the event that our Board of Directors chooses to take action under the Omnibus Plan. The Compensation Committee has the power to determine to whom and when awards will be granted and the amount of such awards (measured in cash, shares, stock options, or units), prescribe and interpret the terms and provisions of each award agreement (the terms of which may vary), accelerate the vesting or exercise terms of an award, delegate duties under the Omnibus Plan, and execute all other responsibilities permitted or required under the Omnibus Plan.

The maximum aggregate number of shares of Class A common stock initially reserved for issuance pursuant to awards under the Omnibus Plan after its effective date was equal to 6,000,000 shares (including such number of Focus LLC units or other securities which can be exchanged for or converted into shares). The reserve pool is subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of awards, as provided under the Omnibus Plan. If the shares or units subject to any award are not issued or transferred, or cease to be issuable or transferable for any reason, including (but not exclusively) because shares or units are withheld or surrendered in payment of taxes, or any exercise of or purchase related to an award, or because an award is forfeited, terminated, expires unexercised, is settled in cash, or is otherwise terminated without a delivery of shares or units, those shares or units will again be available for issue, transfer, or exercise pursuant to awards under the Omnibus Plan to the extent allowable by law. The Omnibus Plan also contains a provision that will add an additional number of shares equal to the lesser of (a) 3,000,000 shares, (b) 5% of the outstanding (vested and unvested) shares and Focus LLC units as of the last day of the previous year, or (c) an amount determined by our Board of Directors, each year between 2019 and 2028.

Outstanding Equity Awards at 2022 Fiscal Year-End Table

The following table reflects information regarding outstanding equity-based awards held by our named executive officers as of December 31, 2022.

			Option Awards						Stock Awards
									Number		Market
			Number of		Number of				of Shares		Value of
			Securities		Securities				or Units		Shares or
			Underlying		Underlying				of Stock		Units
			Unexercised		Unexercised		Option	Option	That		That
			Options (#)		Options (#)		Exercise	Expiration	Have Not		Have Not
	Date of		Exercisable		Unexercisable		Price	Date	Vested		Vested
Name	Grant		(1)		(1)		($)(2)	(1)	(#)		($)(3)
Ruediger Adolf	1/6/2006		421				1.42	N/A
	1/29/2007		798				5.50	N/A
	2/5/2007		386				6.00	N/A
	2/1/2010		16,511				16.00	N/A
	2/1/2010		1,081				7.00	N/A
	12/21/2012		157,000				9.00	N/A
	10/4/2013		120,000				11.00	N/A
	1/27/2014		100,000				11.00	N/A
	1/27/2014	(4)	90,000				11.00	N/A
	8/15/2014	(4)	470,000				12.00	N/A
	12/5/2014		195,000				13.00	N/A
	12/28/2015		200,000				19.00	N/A
	1/12/2017		190,500				21.00	N/A
	7/3/2017		700,140				21.00	N/A
	1/2/2018		206,284				23.00	N/A
	1/2/2018	(4)	100,000				23.00	N/A
	7/25/2018				800,000	(10)	33.00	N/A
	12/18/2018		331,642				28.50	N/A
	12/11/2019		230,091	(11)	76,697	(11)	27.90	N/A
	12/11/2019	(4)	75,000	(11)	25,000	(11)	27.90	N/A
	12/7/2020		41,040	(12)	41,040	(12)	44.71	N/A	6,466	(13)	240,988
	12/7/2020	(4)	22,500	(12)	22,500	(12)	44.71	N/A
	12/22/2021		23,235	(14)	69,705	(14)	58.50	N/A	22,144	(15)	825,307
	12/22/2021	(4)	11,618	(14)	34,852	(14)	58.50	N/A
	12/12/2022				35,322	(16)	37.59	N/A	26,856	(17)	1,000,923
	12/12/2022	(4)			35,322	(16)	37.59	N/A
Rajini Sundar Kodialam	2/1/2010		9,401				16.00	N/A
	10/4/2013	(5)	125,000				11.00	N/A
	1/27/2014	(5)	90,000				11.00	N/A
	11/21/2014	(5)	200,000				13.00	N/A
	12/5/2014	(5)	95,000				13.00	N/A
	12/28/2015	(5)	130,000				19.00	N/A
	1/12/2017	(5)	130,000				21.00	N/A
	7/3/2017		96,570				21.00	N/A
	7/3/2017	(5)	434,570				21.00	N/A
	1/2/2018		93,544				23.00	N/A
	1/2/2018	(5)	125,000				23.00	N/A
	7/25/2018				487,500	(10)	33.00	N/A
	7/25/2018	(5)			162,500	(10)	33.00	N/A
	12/18/2018		192,956				28.50	N/A
	12/11/2019		200,178	(11)	66,726	(11)	27.90	N/A
	12/7/2020		41,285	(12)	41,285	(12)	44.71	N/A	4,201	(13)	156,571
	12/22/2021								14,528	(15)	541,459
	12/22/2021	(5)	22,866	(14)	68,599	(14)	58.50	N/A
	12/12/2022								17,624	(17)	656,846
	12/12/2022	(5)			46,361	(16)	37.59	N/A

			Option Awards						Stock Awards
									Number		Market
			Number of		Number of				of Shares		Value of
			Securities		Securities				or Units		Shares or
			Underlying		Underlying				of Stock		Units
			Unexercised		Unexercised		Option	Option	That		That
			Options (#)		Options (#)		Exercise	Expiration	Have Not		Have Not
	Date of		Exercisable		Unexercisable		Price	Date	Vested		Vested
Name	Grant		(1)		(1)		($)(2)	(1)	(#)		($)(3)
Leonard Chang	2/1/2010		7,540				16.00	N/A
	5/9/2011		45,723				9.00	N/A
	5/9/2011		24,277				9.00	N/A
	2/17/2012		22,000				9.00	N/A
	12/21/2012		50,000				9.00	N/A
	10/4/2013		25,000				11.00	N/A
	1/27/2014		40,000				11.00	N/A
	12/5/2014		50,000				13.00	N/A
	12/28/2015		50,000				19.00	N/A
	1/12/2017		70,000				21.00	N/A
	7/3/2017		386,284				21.00	N/A
	11/22/2017		145,253				22.00	N/A
	7/25/2018				600,000	(10)	33.00	N/A
	12/18/2018		144,717				28.50	N/A
	12/11/2019		160,520	(11)	53,507	(11)	27.90	N/A
	12/7/2020		33,106	(12)	33,106	(12)	44.71	N/A	3,369	(13)	125,563
	12/22/2021		18,338	(14)	55,015	(14)	58.50	N/A	11,651	(15)	434,233
	12/12/2022				37,159	(16)	37.59	N/A	14,126	(17)	526,476
James Shanahan	2/1/2010	(6)	11,739				16.00	N/A
	5/9/2011	(6)	24,277				9.00	N/A
	2/17/2012	(6)	87,000				9.00	N/A
	12/21/2012	(6)	70,000				9.00	N/A
	10/4/2013	(6)	70,000				11.00	N/A
	1/27/2014	(6)	70,000				11.00	N/A
	12/28/2015	(7)	90,000				19.00	N/A
	1/12/2017	(7)	90,000				21.00	N/A
	7/3/2017	(6)	386,284				21.00	N/A
	11/22/2017	(6)	167,405				22.00	N/A
	7/25/2018	(6)			540,000	(10)	33.00	N/A
	12/18/2018	(6)	162,806				28.50	N/A
	12/11/2019	(6)	134,554	(11)	44,851	(11)	27.90	N/A
	12/7/2020	(6)	27,751	(12)	27,750	(12)	44.71	N/A	2,824	(13)	105,250
	12/22/2021	(6)	16,401	(14)	49,204	(14)	58.50	N/A	10,420	(15)	388,353
	12/12/2022	(8)							12,636	(17)	470,944
	12/12/2022	(7)			33,240	(16)	37.59	N/A
J. Russell McGranahan	7/3/2017		186,427				21.00	N/A
	11/22/2017		135,759				22.00	N/A
	7/25/2018				500,000	(10)	33.00	N/A
	12/18/2018		120,597				28.50	N/A
	12/11/2019		120,390	(11)	40,130	(11)	27.90	N/A
	12/7/2020		24,830	(12)	24,829	(12)	44.71	N/A	2,527	(13)	94,181
	12/22/2021								9,323	(15)	347,468
	12/22/2021	(9)	14,674	(14)	44,021	(14)	58.50	N/A
	12/12/2022								11,306	(17)	421,375
	12/22/2022	(9)			29,741	(16)	37.59	N/A
(1)	Despite the fact that profits interests awards, such as the incentive units, do not require the payment of an exercise price or have an option expiration date, we believe that these profits interest awards are economically similar to stock options due to the fact that they have no value for tax purposes at the grant date and will obtain value only as the price of the underlying security rises above its hurdle amount, and as such, are required to be reported in this table as an “Option” award. Awards reflected as “Unexercisable” are incentive units that have not yet vested. Awards reflected as “Exercisable” are profits interest awards that have vested (and for which such vesting has been treated as an “exercise” as described in the Note (1) to the Options Exercised and Stock Vested Table below), but have not yet been settled. For a description of how and when the profits interest awards could become vested and when such awards could begin to receive payments, please read the section below entitled “—Narrative Disclosure to Outstanding Equity Awards at 2022 Fiscal Year-End.”

(2)	Incentive unit awards do not have an “exercise price” in the same sense that a true stock option award would have an exercise price, but rather have a “hurdle amount.” Each incentive unit entitles the holder to receive distributions only if the aggregate distributions made by Focus LLC to each common unit issued and outstanding on, or prior to, the date of the grant of the incentive unit exceeds a specified amount, referred to as the hurdle amount. Since our initial public offering, the hurdle amount has been set at the closing price of our Class A common stock on the date of grant. The figure reflected in this column is the hurdle amount assigned to each incentive unit award.
(3)	The amounts reflect the year-end value of restricted common units based on the closing price of $37.27 per share of our Class A common stock on December 30, 2022, for the restricted common units granted in calendar years 2020, 2021, and 2022.
(4)	The incentive units reflected in these rows are not owned by Mr. Adolf. They are each held in the Adolf Family Trust II.
(5)	The incentive units reflected in these rows are not owned by Ms. Kodialam. They are each held in the Kodialam 2014 Family Trust.
(6)	The incentive units and restricted common units reflected in these rows are not owned by Mr. Shanahan. They are each held in the James Shanahan 2020 Revocable Trust Dated November 20, 2020.
(7)	The incentive units reflected in these rows are not owned by Mr. Shanahan. They are each held in the James Shanahan 2020 Irrevocable Insurance Trust Dated December 3, 2020.
(8)	The restricted common units reflected in these rows are not owned by Mr. Shanahan. They are each held in the James Shanahan 2020 Revocable Trust Dated November 20, 2020.
(9)	The incentive units reflected in these rows are not owned by Mr. McGranahan. They are each held in the McGranahan Family 2021 Legacy Trust.
(10)	The vesting schedule for these incentive unit awards is based on valuation triggers described in detail below under the section entitled “—Narrative Disclosure to Outstanding Equity Awards at 2022 Fiscal Year-End.”
(11)	These incentive units vest in four equal installments on each anniversary of December 11, 2019.
(12)	These incentive units vest in four equal installments on each anniversary of December 7, 2020.
(13)	These restricted common units vest in four equal installments on each anniversary of December 7, 2020.
(14)	These incentive units vest in four equal installments on each anniversary of December 22, 2021.
(15)	These restricted common units vest in four equal installments on each anniversary of December 22, 2021.
(16)	These incentive units vest in four equal installments on each anniversary of December 12, 2022.
(17)	These restricted common units vest in four equal installments on each anniversary of December 12, 2022.

Narrative Disclosure to Outstanding Equity Awards at 2022 Fiscal Year-End

Each of the named executive officers has received restricted common unit awards and incentive unit awards in Focus LLC. The incentive unit awards are designed as profits interest awards. A profits interest award has a $0 value at the time of grant, providing the award holder with value only if and when the Company grows in value following the grant date of the award. If Focus LLC makes periodic cash distributions or there is a liquidation or termination event, holders of the incentive unit awards and, once vested, the common unit awards are eligible to receive cash distributions in accordance with the terms of the Fourth Amended and Restated Operating Agreement of Focus LLC (as amended, the “Fourth Amended and Restated Focus LLC Agreement”).

With respect to the outstanding restricted common units and incentive units listed within the Outstanding Equity Awards at 2022 Fiscal Year-End table above, the vesting provisions are generally set forth within the footnotes for each award, other than the incentive units granted to the named executive officers on July 3, 2017 and July 25, 2018. The incentive units granted on July 3, 2017 vested, or, to the extent the incentive units did not become vested, were forfeited, in accordance with their terms, as amended at the discretion of the Compensation Committee.

In addition to the above, on July 25, 2018, Mr. Adolf, Ms. Kodialam, the Kodialam 2014 Family Trust, Mr. Chang, Mr. Shanahan (including a transfer to the James Shanahan 2020 Revocable Trust Dated November 20, 2020), and Mr. McGranahan were issued 800,000, 487,500, 162,500, 600,000, 540,000, and 500,000 incentive unit awards, respectively, that became effective with the pricing of our initial public offering (the “IPO Incentive Units”). The IPO Incentive Units initially provided for vesting on the fifth anniversary of the pricing of our initial public offering, provided that the volume weighted average per share price for any ninety (90) calendar day period (“90-day VWAP”) within such five (5) year period immediately following the pricing of our initial public offering reached at least $100.00. Initially, in the event a change in control transaction were to occur prior to the end of such five (5) year period, the incentive unit awards, subject to any superior provision in any Employment Agreement, were to vest linearly based on where the price of our stock used in the transaction fell between the offering price at the time of our initial public offering (which was $33.00) and $100.00, with 100% vesting if the price of our stock used in the transaction was at least $100.00, 0% vesting if the price of our stock used in the transaction was equal to or less than the offering price at the time of our initial public offering ($33.00), and a linear interpolation if the stock price were to fall in between the two values. In March 2022, the Compensation Committee applied its discretion to replace this formulation with vesting to occur on the sixth anniversary of our initial public offering with linear vesting depending on where the highest 90-day VWAP prior to such anniversary falls between $80.00 and $110.00, with 0% vesting if such highest 90-day VWAP is $80.00 or less and 100% vesting if such highest 90-day VWAP is $110.00 or more, and linear interpolation in between. Additionally, once vested according to this formulation, the IPO Incentive Units may only be exchanged for common stock of Focus in accordance with the following schedule: (i) a total of 25% of such vested IPO Incentive Units may be exchanged on and following the date of vesting, (ii) an additional 25% (for a total of 50%) of such vested IPO Incentive Units may be exchanged on and following the first anniversary of the date of vesting (i.e., July 25, 2025), and (iii) an additional 50% (for a total of 100%) of such vested IPO Incentive Units may be exchanged on and following the second anniversary of the date of vesting (i.e., July 25, 2026). The IPO Incentive Units were also amended to provide that in the event a change in control transaction were to occur prior to the end of such six (6) year period, the IPO Incentive Units, subject to any superior provision in any Employment Agreement, will vest linearly based on where the price of our stock used in the transaction falls between the offering price at the time of our initial public offering (which was $33.00) and $110.00, with 100% vesting if the price of our stock used in the transaction is at least $110.00, 0% vesting if the price of our stock used in the transaction is equal to or less than the offering price at the time of our initial public offering ($33.00), and a linear interpolation if the stock price falls in between these two values.

Options Exercised and Stock Vested Table

The following table reflects, for each of our named executive officers, the number of incentive units and restricted common units vesting during the fiscal year ended December 31, 2022.

	Stock Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value realized on
	Exercise	Exercise	Vesting	vesting
Name	(#)(1)	($)(2)	(#)	($)(3)
Ruediger Adolf	251,230	0	—	—
	—	—	10,615	397,187
Rajini Sundar Kodialam	158,473	0	—	—
	—	—	6,944	259,841
Leonard Chang	124,576	0	—	—
	—	—	5,568	208,353
James Shanahan	115,829	0	—	—
	—	—	4,886	182,896
J. Russell McGranahan	97,368	0	—	—
	—	—	4,371	163,618
(1)	As noted in the Summary Compensation Table, we believe that, despite the fact that the incentive units do not require the payment of an exercise price, they are most similar economically to stock options, and as such, they are properly classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” The numbers shown here reflect only the number of incentive units that became vested during the 2022 fiscal year. The incentive units were not designed with exercise features; therefore, there was no settlement associated with the vesting of the incentive units.
(2)	The amounts shown in this column reflect our best estimate of the value that each named executive officer actually received upon the vesting of the award.
(3)	The value realized on the vesting of the restricted common units reported in this column reflects the amount calculated as the number of shares of Class A common stock subject to restricted common units that vested (including shares withheld for tax withholding purposes) multiplied by (i) $37.71, the closing price of our Class A common stock on the trading date immediately preceding the vesting of the restricted common units granted on December 22, 2021, and (ii) $36.75, the closing price of our Class A common stock on the trading date immediately preceding the vesting of the restricted common units granted on December 7, 2020.

Pension Benefits

The Company does not sponsor or maintain any defined benefit pension plan that provides for payments or other benefits at, following or in connection with retirement of its employees, including the named executive officers.

Nonqualified Deferred Compensation

The Company does not sponsor or maintain any defined contribution or other plan for its employees, including the named executive officers, that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change in Control

The following discussion describes the amounts and benefits that would have been owed to the named executive officers in the event of a termination of employment or a change in control as of the end of fiscal year 2022 under the Employment Agreements. If the discussion notes that a termination of employment is deemed to be “in connection with”  a change of control or Company Sale (defined below), the protection period is deemed to be two years following such change in control or Company Sale. Other applicable protection periods are specifically noted below.

Upon termination of employment due to death, the heirs, personal representatives or estate of the named executive officer will be entitled to (a) any accrued and unpaid salary through the date of termination, (b) any accrued benefits up to the date of termination, (c) reimbursable business expenses accrued but unpaid through the date of termination, (d) accrued but unused paid time off, ((a) through (d) referred to as the “Accrued Rights”), (e) a pro-rated lump sum amount equal to the target annual cash bonus opportunity of the named executive officer for the calendar year in which such termination occurs, calculated based on the mid-point of the range for which the named executive officer is eligible under the applicable Employment Agreement (the “Pro-Rata Bonus”), (f) any cash bonus (or the value of any non-cash bonus that was paid in lieu of such cash bonus) awarded to such named executive officer for the prior calendar year in which the termination occurred, but was unpaid as of the date of termination (the “Prior Year Bonus”), (g) continued eligibility to participate in Focus LLC’s health insurance plan (the “Continued Health Insurance”) for a period of up to 18 months at our expense, and (h) accelerated vesting of any unvested time-based equity awards and equity interests held by the named executive officer and scheduled to vest, or that do vest, at any time on or before the last day of the calendar year in which such termination occurs because of time or if any performance conditions are met during the period from termination to the last day of the calendar year in which such termination occurs.

We have the right to terminate the employment of the named executive officer if such named executive officer suffers a disability and the disability continues for a period aggregating more than 90 days during a 180-day period. Upon termination of employment due to disability, all of the named executive officer’s rights to compensation and benefits terminate, except that the named executive officer will be entitled to (i) the Accrued Rights, (ii) an amount equal to one-and-a-half times the target annual cash bonus opportunity in the case of Mr. Adolf or Ms. Kodialam, and one time the target annual cash bonus opportunity in the case of Messrs. Chang, Shanahan or McGranahan (the “Annual Cash Bonus Payment”), using in such calculation the mid-point of the target bonus opportunity if the target is a range, (iii) Continued Health Insurance for a period of 18 months at our expense, (iv) accelerated vesting of any unvested equity awards or equity interests held by the named executive officer scheduled to vest, or that do vest, at any time within the eighteen-month period in the case of Mr. Adolf or Ms. Kodialam and the twelve-month period in the case of Messrs. Chang, Shanahan or McGranahan from the effective date of termination because of time or if any performance conditions are met during the period from termination to the last day of the eighteen-month period (and twelve-month period in the case of Messrs. Chang, Shanahan or McGranahan) following termination (“Accelerated Vesting”), and (v) continuation of salary as in effect on the date of such termination for 18 months in the case of Mr. Adolf and Ms. Kodialam and for 12 months in the case of Messrs. Chang, Shanahan and McGranahan (“Salary Continuation Payments”).

Upon termination of employment due to cause, all of the named executive officer’s rights to compensation and benefits terminate, except that the named executive officer will be entitled to any Accrued Rights.

Upon termination of employment by us without cause, by the named executive officer for good reason, or as a result of our election to not enter into a renewal term with respect to the applicable Employment Agreement, the named executive officer will have the right to receive (i) Salary Continuation Payments, (ii) the Annual Cash Bonus Payment based on the high point of the range to which the named executive officer is eligible, (iii) the Prior Year Bonus, if any, (iv) the Pro-Rata Bonus based on the high point of the range to which the named executive officer is eligible, (v) Continued Health Insurance for a period of 18 months at our expense, and (vi) Accelerated Vesting.

Upon the occurrence of a change in control in one or more transactions to any person or group of persons (a “Company Sale”), a named executive officer will have the right to receive accelerated vesting for the named executive officer’s time-based equity awards or equity interests held by the named executive officer at the time of such event, provided that a Company Sale shall not be deemed to occur for these purposes as a result of an initial public offering and sale of equity interests after which such equity interests are listed on a national securities exchange.

If a named executive officer is terminated by us without cause or by the named executive officer for good reason, or we elect not to enter into a renewal term with respect to an Employment Agreement within the nine-month period immediately prior to the consummation of a change of control, then the named executive officer shall be deemed to be employed on the date of the change of control and all of the named executive officer’s unvested equity awards, or equity interests held by the named executive officer immediately prior to the time of such cessation of employment, shall vest in full as of the date of the change in control (with performance vesting determined by reference to our valuation in the change in control).

If the named executive officer’s employment with us is terminated due to the named executive officer’s death or disability, then the named executive officer (or his or her heirs, personal representatives, or estate) will have the option to require Focus LLC to repurchase any or all of the remaining equity interests held by the named executive officer that are vested or become vested in connection with such termination.

Each named executive officer is subject to a general non-competition and non-solicitation clause for periods of one year and two years, respectively, following termination of employment, as well as general non-disparagement, non-disclosure and assignment of development clauses.

Each Employment Agreement defines “change in control” as one of the following: (a) a sale, merger or similar transaction or series of related transactions involving the Company or any of its subsidiaries, as a result of which those persons who (together with their affiliates) held 100% of the voting power of the Company immediately prior to such transaction do not hold (either directly or indirectly) more than 50% of the voting power of the Company (or the surviving or resulting entity thereof) after giving effect to such transaction, or (b) the sale of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, in a transaction or series of related transactions.

Each Employment Agreement generally defines “good reason” as any one of the following: (a) a reduction in the named executive officer’s salary or a material reduction or discontinuance of any material benefit; (b) a material diminution in the named executive officer’s duties, responsibilities or title; (c) a change in the named executive officer’s principal place of employment, without the named executive officer’s consent, to a location that is greater than 25 miles from the named executive officer’s principal place of employment on the date of effectiveness of the applicable Employment Agreement; (d) our breach of a material provision in the named executive officer’s Employment Agreement; or (e) our breach of a material provision of an agreement governing the named executive officer’s equity awards or equity interests, the result of which is a material negative change in the named executive officer’s employment relationship with us or our affiliates.

Each Employment Agreement generally defines “cause” as any one of the following: (a) the gross negligence or willful failure or refusal of the named executive officer to perform the named executive officer’s duties hereunder (other than any such failure resulting from the named executive officer being disabled) that is not cured within thirty days after a written demand for substantial performance is delivered to the named executive officer by the Compensation Committee of the Board which specifically identifies the manner in which the Compensation Committee believes the named executive officer has not substantially performed his or her duties; (b) the engaging by the named executive officer in (i) willful misconduct that is materially detrimental to us, monetarily, reputationally, or otherwise or (ii) a violation of any U.S. securities or commodities law or regulation that results in the suspension of the named executive officer’s ability to engage in any regulated activity; (c) the commitment by the named executive officer of any act of fraud, embezzlement or misappropriation of funds; (d) the conviction of the named executive officer for, or the plea by named executive officer of guilty or nolo contendere to, any felony or serious misdemeanor involving moral turpitude; or (e) a material breach by the named executive officer of the material provisions of his or her Employment Agreement that is not cured by the named executive officer within thirty days of written notice of such breach by the Compensation Committee (to the extent such breach is capable of cure as reasonably determined by the Compensation Committee).

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of our named executive officers. Except where otherwise noted, payments and benefits are estimated assuming that the triggering event took place on December 31, 2022, and the price per share of our Class A common stock is the closing price on NASDAQ as of December 30, 2022 ($37.27). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

										Benefits
										Payable
										Upon
										Termination
										Without
						Benefits				Cause, For
						Payable				Good
						Upon				Reason or
						Termination				Company
						Without				Non-
						Cause, For				Renewal in
					Benefits	Good		Benefits		Connection
			Benefits		Payable	Reason or		Payable		with a
	Benefits		Payable		Upon	Company		Upon		Change in
	Payable		Upon		Termination	Non-		Company		Control
Name	Upon Death		Disability		for Cause	Renewal		Sale		(1)
Ruediger Adolf
Cash Payments	$1,591,021	(2)	$3,750,264	(3)	—	$5,909,508	(4)	—		$5,909,508	(4)
Accelerated Vesting of Equity	—		$1,348,522	(5)	—	$1,348,522	(5)	$6,436,119	(6)	$3,209,549	(7)
Reimbursement of COBRA Premiums (8)	$51,420		$51,420		—	$51,420		—		$51,420
Total	$1,642,441		$5,150,206		$—	$7,309,450		$6,436,119		$9,170,477
Rajini Sundar Kodialam
Cash Payments	$1,043,910	(2)	$2,460,645	(3)	—	$3,877,380	(4)	—		$3,877,380	(4)
Accelerated Vesting of Equity	—		$1,048,200	(5)	—	$1,048,200	(5)	$4,755,599	(6)	$2,134,011	(7)
Reimbursement of COBRA Premiums (8)	$50,852		$50,852		—	$50,852		—		$50,852
Total	$1,094,762		$3,559,697		$—	$4,976,432		$4,755,599		$6,062,243
Leonard Chang
Cash Payments	$837,099	(2)	$1,315,441	(3)	—	$2,391,710	(4)	—		$2,391,710	(4)
Accelerated Vesting of Equity	—		$840,555	(5)	—	$840,555	(5)	$4,149,632	(6)	$1,729,703	(7)
Reimbursement of COBRA Premiums (8)	$37,900		$37,900		—	$37,900		—		$37,900
Total	$874,999		$2,193,896		$—	$3,270,165		$4,149,632		$4,159,313
James Shanahan
Cash Payments	$735,098	(2)	$1,269,715	(3)	—	$2,138,468	(4)	—		$2,138,468	(4)
Accelerated Vesting of Equity	—		$720,054	(5)	—	$720,054	(5)	$3,690,601	(6)	$1,512,667	(7)
Reimbursement of COBRA Premiums (8)	$51,420		$51,420		—	$51,420		—		$51,420
Total	$786,518		$2,041,189		$—	$2,909,942		$3,690,601		$3,702,555
J. Russell McGranahan
Cash Payments	$657,720	(2)	$1,136,062	(3)	—	$1,913,368	(4)	—		$1,913,368	(4)
Accelerated Vesting of Equity	—		$644,325	(5)	—	$644,325	(5)	$3,374,042	(6)	$1,357,437	(7)
Reimbursement of COBRA Premiums (8)	$51,252		$51,252		—	$51,252		—		$51,252
Total	$708,972		$1,831,639		$—	$2,608,945		$3,374,042		$3,322,057
(1)	A termination in connection with a change in control must occur within the 9 months prior to the consummation of a change in control in order for the executive to become entitled to the amounts reflected in this column. The amounts reflected in this column include the total amounts the executive would receive upon the qualifying termination and upon the related change in control.

(2)	These amounts represent the named executive officer’s target annual bonus opportunity for 2022, calculated based on the mid-point of the annual target bonus opportunity range provided in the named executive officer’s Employment Agreement (175% for Ms. Kodialam and Messrs. Adolf and Chang, and 137.5% in the case of Messrs. Shanahan and McGranahan). For each of our executive officers, these amounts will be paid in a lump sum.
(3)	These amounts are calculated based upon the sum of (i) the applicable executive’s monthly base salary in effect as of December 31, 2022 multiplied by 18 in the case of Mr. Adolf and Ms. Kodialam and multiplied by 12 in the case of Messrs. Chang, Shanahan and McGranahan, and (ii) the applicable named executive officer’s target annual bonus opportunity for 2022, calculated based on the mid-point of the annual target bonus opportunity range provided in the named executive officer’s Employment Agreement (175% in the case of Ms. Kodialam and Messrs. Adolf and Chang, and 137.5% in the case of Messrs. Shanahan and McGranahan), multiplied by 1.5 in the case of Mr. Adolf and Ms. Kodialam, and multiplied by 1 in the case of Messrs. Chang, Shanahan and McGranahan. For each of our named executive officers, the portion attributable to his or her base salary will be paid in monthly installments over an 18-month period (or in the case of Messrs. Chang, Shanahan and McGranahan, a 12-month period) in accordance with our normal payroll practice, and the portion attributable to the annual bonus will be paid in lump sum.
(4)	These amounts are calculated based upon the sum of (i) the applicable executive’s monthly base salary in effect as of December 31, 2022 multiplied by 18 in the case of Mr. Adolf and Ms. Kodialam and multiplied by 12 in the case of Messrs. Chang, Shanahan and McGranahan; (ii) the applicable named executive officer’s target annual bonus opportunity for 2022, calculated based on the high-point of the annual target bonus opportunity range provided in the named executive officer’s Employment Agreement (200% in the case of Ms. Kodialam and Messrs. Adolf and Chang, and 150% in the case of Messrs. Shanahan and McGranahan), multiplied by 1.5 in the case of Mr. Adolf and Ms. Kodialam and multiplied by 1 in the case of Messrs. Chang, Shanahan and McGranahan; and (iii) the named executive officer’s target annual bonus opportunity for 2022, calculated based on the high-point of the annual target bonus opportunity range provided in the named executive officer’s Employment Agreement (200% for Ms. Kodialam and Messrs. Adolf and Chang, and 150% in the case of Messrs. Shanahan and McGranahan). For each of our named executive officers, the portion of the foregoing severance amount attributable to his or her base salary will be paid in monthly installments over an 18-month period (or in the case of Messrs. Chang, Shanahan and McGranahan, a 12-month period) in accordance with our normal payroll practice, and the portions attributable to the annual bonus will be paid in lump sum.
(5)	These amounts reflect unvested time-based restricted common unit awards and unvested incentive unit awards that are scheduled to vest within the 18-month period in the case of Mr. Adolf and Ms. Kodialam (or in the case of Messrs. Chang, Shanahan and McGranahan, the 12-month period) following the assumed termination on December 31, 2022 and held by our named executive officers on December 31, 2022. With respect to the restricted common unit awards, these amounts reflecting the value of accelerated vesting of unvested restricted common units are calculated by multiplying the total number of such restricted common units vesting on the triggering date by $37.27, the closing price of our Class A common stock on NASDAQ on December 30, 2022. With respect to the incentive unit awards, they are most similar economically to stock options, and as such, they are properly classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” The amounts reflected for the value of accelerated vesting of unvested incentive units are calculated by multiplying the total number of such incentive units vesting on the triggering date by the difference between (a) $37.27, the closing price of our Class A common stock on NASDAQ on December 30, 2022, and (b) the applicable hurdle amount (if less than $37.27) under each such incentive unit award. These amounts do not include the unvested performance-based awards that are tied to the six-year anniversary date of our initial public offering because the time-frame for the vesting conditions under such awards will not occur within the 18-month period in the case of Mr. Adolf and Ms. Kodialam (or in the case of Messrs. Chang, Shanahan and McGranahan, the 12-month period) following the assumed termination date of December 31, 2022.
(6)	These amounts take into account the accelerated vesting of all unvested restricted common unit awards and unvested incentive unit awards held by our named executive officers on December 31, 2022. With respect to the restricted common unit awards, these amounts are calculated by multiplying the total number of such restricted common units vesting on the triggering date by $37.27, the closing price of our Class A common stock on NASDAQ on December 30, 2022. With respect to the incentive unit awards, because these incentive unit awards are classified as options as described in Note 5 above, these amounts are calculated by multiplying the total number of such incentive units vesting on the triggering date by the difference between (a) $37.27, the closing price of our Class A common stock on

NASDAQ on December 30, 2022, and (b) the applicable hurdle amount (if less than $37.27) under each such incentive unit award.
(7)	These amounts reflect all unvested restricted common unit awards and incentive unit awards held by our named executive officers on December 31, 2022, which would vest upon a change in control that occurs within the 9-month period following the executive’s qualifying termination of employment. With respect to the restricted common unit awards, these amounts are calculated by multiplying the total number of such restricted common units vesting on the triggering date by $37.27, the closing price of our Class A common stock on NASDAQ on December 30, 2022. With respect to the incentive unit awards, because these incentive unit awards are classified as options as described in Note 5 above, these amounts are calculated by multiplying the total number of such incentive units vesting on the triggering date by the difference between (a) $37.27, the closing price of our Class A common stock on NASDAQ on December 30, 2022, and (b) the applicable hurdle amount (if less than $37.27) under each such incentive unit award. In the case of a termination within nine months prior to the consummation of a change in control assumed to occur on December 31, 2022, all unvested performance-based awards held by our named executive officers on December 31, 2022, would be paid out based on the Company’s valuation at the time of the change in control in relation to the closing stock price vesting hurdles. Based on the closing price of $37.27 per share of our Class A common stock on December 30, 2022, the vesting is reported at the 5.55% level for the incentive units, which became effective on July 25, 2018.
(8)	The COBRA reimbursement amounts are based on 2022 premiums, which are assumed for purposes of this table to remain the same for 18 months.

2022 CEO Pay Ratio

For 2022, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our Company, including our subsidiaries (other than our Chief Executive Officer, Mr. Adolf) was $74,832; and
•	The annual total compensation of Mr. Adolf, as reported in the Summary Compensation Table included in this Amendment, was $7,475,862.

Based on this information, the ratio of Mr. Adolf’s annual total compensation to the median of the annual total compensation of all employees was approximately 100:1.

To identify the median employee, as well as to determine the annual total compensation of such median employee and Mr. Adolf, we took the following steps:

•

We determined that, as of December 31, 2022, our employee population consisted of over 5,000 employees globally (as reported in the Original 10-K). This population included all of our full-time and part-time employees.

•

We identified the “median employee” from our employee population by reviewing the 2022 total compensation of our employees. Total compensation includes base salary, equity awards, cash bonus, non-equity incentive plan compensation, overtime, and commission payments. This compensation measure methodology was consistently applied to all our employees included in the calculation.

•	We did not make any cost-of-living adjustments in identifying the “median employee.”
•

Once we identified our median employee, we combined all the elements of such employee’s compensation for 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in an annual total compensation of  $74,832. For Mr. Adolf’s annual total compensation, we used the amount reported in the “Total” column of the Summary Compensation Table included in this Amendment on page 25.

2022 Director Compensation

Certain members of our Board of Directors received cash fees in connection with their service on the Board during 2022, and some members also received restricted common unit awards and incentive unit awards similar to those described above with respect to the named executive officers.

	Fees Earned or Paid
	in Cash	Option Awards	Stock Awards	Total
Name(1)	($)(2)	($)(3)	($)(4)	($)
James D. Carey	70,000	—	—	70,000
Joseph Feliciani, Jr.	130,000	85,181	84,991	300,172
George S. LeMieux	160,000	509,876	84,991	754,867
Kristine M. Mashinsky*	78,750	—	—	78,750
Greg S. Morganroth, MD	120,000	85,181	84,991	290,172
Fayez S. Muhtadie	85,000	—	—	85,000
Elizabeth R. Neuhoff	120,000	509,876	84,991	714,867

*Ms. Mashinsky served on the Board through the end of July 14, 2022.

(1)	Messrs. Muhtadie and Carey were deemed to be Stone Point directors. The Stone Point directors have directed us to pay any fees earned for Board or committee service to Stone Point. As such, all fees paid to Messrs. Muhtadie and Carey and reflected in this table were not received by them directly but instead were paid to Stone Point on their behalf.
(2)	The amounts reported in this column reflect the aggregate of the annual retainer fees, committee membership fees, committee chair fees and special committee fees (as applicable) earned by each of our directors pursuant to our non-employee director compensation program for services performed during fiscal year 2022. Please read the narrative following this table for details on our non-employee director compensation program.
(3)	We believe that, despite the fact that the incentive units do not require the payment of an exercise price, they are most similar economically to stock options, and as such, they are properly classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” The amounts disclosed in this column reflect a grant date fair value of the incentive units in accordance with FASB ASC Topic 718. Assumptions used to calculate the grant date values are described within the notes to our consolidated financial statements included in the Original 10-K. The values ultimately received by the directors under these awards may or may not be equal to the values reflected above.

On March 7, 2022, Ms. Neuhoff and Mr. LeMieux each received grants of 30,000 incentive units under the Omnibus Plan in connection with the directors joining the Board. These incentive units were issued with a $43.07 hurdle rate and will vest in three equal annual installments on each of the first three anniversaries of March 7, 2022, provided the directors continue to provide services to us through each applicable vesting date. On December 12, 2022, Ms. Neuhoff and Mr. LeMieux each also received a grant of 5,948 incentive units under the Omnibus Plan, which were issued with a $37.59 hurdle rate and will vest in three equal annual installments on each of the first three anniversaries of December 12, 2022, provided the directors continue to provide services to us through each applicable vesting date. All 35,948 incentive units granted to each of Ms. Neuhoff and Mr. LeMieux in 2022 remained unvested as of December 31, 2022.

On December 12, 2022, Messrs. Feliciani and Morganroth each received a grant of 5,948 incentive units under the Omnibus Plan. These incentive units were issued with a $37.59 hurdle rate. These awards will vest in three equal annual installments on each of the first three anniversaries of December 12, 2022, provided the directors continue to provide services to us through each applicable vesting date. With respect to Mr. Feliciani, 3,659 of the 5,489 incentive units granted to Mr. Feliciani in 2021 under the Omnibus Plan remained unvested as of December 31, 2022, and 3,114 of the 9,341 incentive units awarded to Mr. Feliciani in 2020 under the Omnibus Plan also remained unvested as of December 31, 2022, such that as of December 31, 2022, Mr. Feliciani held a total of 12,721 unvested incentive units. With respect to Mr. Morganroth, 3,659 of the 5,489 incentive units granted to Mr. Morganroth in 2021 under the Omnibus Plan remained unvested as of December 31, 2022, and 13,114 of the 39,341 incentive units awarded to Mr. Morganroth in 2020 under the Omnibus Plan also remained unvested as of December 31, 2022, such that as of December 31, 2022, Mr. Morganroth held a total of 22,721 unvested incentive units.

(4)	The amounts disclosed in this column reflect a grant date fair value of the restricted common units in accordance with FASB ASC Topic 718. Assumptions used to calculate the grant date values are described within the notes to our consolidated financial statements included in the Original 10-K. The values ultimately received by the directors under these awards may or may not be equal to the values reflected above.

On December 12, 2022, Ms. Neuhoff and Messrs. Feliciani, LeMieux and Morganroth each received a grant of 2,261 restricted common units under the Omnibus Plan. These restricted common units will vest in three equal annual installments on each of the first three anniversaries of December 12, 2022, provided the directors continue to provide services to us through each applicable vesting date. As of December 31, 2022, 317 of the 951 restricted common units granted to each of Messrs. Feliciani and Morganroth in 2020 remained unvested and 775 of the 1,162 restricted common units granted to each of Messrs. Feliciani and Morganroth in 2021 remained unvested, such that as of December 31, 2022, Messrs. Feliciani and Morganroth each held a total of 3,353 unvested restricted common units. All of the restricted common units granted to Ms. Neuhoff and Mr. LeMieux in 2022, totaling 2,261 restricted common units each, remained unvested as of December 31, 2022.

Our director compensation program consists of both cash and equity-based incentive compensation. Under this program, our non-employee directors receive an annual cash retainer of  $60,000 for general service on our Board of Directors, committee membership fees ($20,000 for Audit and Risk Committee membership and $10,000 for each of Compensation Committee and Nominating, Governance and Sustainability Committee membership, respectively), and committee chair fees ($10,000 for the Audit and Risk Committee chair and $5,000 for each of the Compensation Committee and Nominating, Governance and Sustainability Committee chairs). Further, for calendar year 2022, non-employee directors who were not affiliated with Stone Point earned a special committee membership fee of $40,000, and the chair of the special committee earned a fee of $80,000, each of which was paid in calendar year 2023. In addition, certain directors who are not affiliated with Stone Point are eligible to receive equity-based compensation awards pursuant to the Omnibus Plan described above. Awards made to directors pursuant to the Omnibus Plan for fiscal year 2022 are disclosed above in the “Option Awards” column of the Director Compensation table.

In order to attract and retain qualified non-employee directors to our Board, non-employee directors that are not Stone Point directors, received initial grants of incentive units upon joining the Board. As reflected in the notes to the Director Compensation table above, Ms. Neuhoff and Mr. LeMieux, who both joined the Board on March 7, 2022, each received a grant of 30,000 incentive unit awards that carry a hurdle rate of $43.07.  This award will vest in equal installments over a period of three years provided that they each continue to provide services to us through the vesting date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The Omnibus Plan is our equity compensation plan. The following table presents information as of December 31, 2022 with respect to our Omnibus Plan.

Number of
securities remaining
available for future
	Number of		issuance under
	securities to be	Weighted-average	equity
	issued upon exercise	exercise price of	compensation plans
	of outstanding	outstanding options,	(excluding securities
	options, warrants	warrants and rights	reflected in the first
Plan category	and rights (#)	($)(1)	column) (#)(3)
Equity compensation plans approved by security holders
Omnibus Plan (2)	7,951,693	34.35	9,348,587
Equity compensation plans not approved by security holders
None
Total	7,951,693	34.35	9,348,587
(1)

The weighted-average exercise price includes restricted stock units and restricted common units, which do not have an associated exercise price. Calculated without regard to the shares that will be issued in connection with the settlement of restricted stock units and restricted common units, the weighted-average exercise price is $36.89.

(2)

This amount includes the number of securities to be issued upon exercise of 5,453,911 outstanding incentive units, 1,948,515 outstanding non-qualified stock options, 252,719 outstanding restricted stock units and 296,548 outstanding restricted common units.

(3)

Represents the number of securities remaining available under our Omnibus Plan as of December 31, 2022. Beginning January 1, 2019 and on each January 1 thereafter through and including January 1, 2028, the total number of shares available for issuance under the Omnibus Plan shall automatically increase by an amount equal to the lesser of (i) 3,000,000 or (ii) 5% of the outstanding (vested or unvested) securities on the last day of the immediately preceding year or (iii) an amount determined by the Board.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Class A common stock and Class B common stock as of April 17, 2023 based on information filed with the SEC or obtained from the persons named below by:

●	each person known to us to beneficially own more than 5% of any class of our outstanding voting securities;
●	each director;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The amounts and percentages of Class A common stock and Class B common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. These numbers exclude shares of Class A common stock issuable pursuant to an exchange right for Focus LLC common units and incentive units and upon cancellation of shares of our Class B common stock, as described under “Certain Relationships and Related Party Transactions—Fourth Amended and Restated Focus LLC Agreement.”

All information with respect to beneficial ownership has been furnished by the respective more than 5% stockholders, directors or named executive officers, as the case may be. Unless otherwise noted, the mailing address of each listed beneficial owner is 515 N. Flagler Drive, Suite 550, West Palm Beach, FL 33401.

	Class A Common Stock		Class B Common Stock		Combined Voting Power (1)
Name and Address of Beneficial Owner	Number	%	Number	%	Number	%
5% Stockholders:
Entities affiliated with Stone Point (2)	7,798,810	11.8%	8,250,165	65.8%	16,048,975	20.4%
Capital World Investors (3)	5,451,302	8.3%	—	0.0%	5,451,302	6.9%
JPMorgan Chase & Co. (4)	5,157,414	7.8%	—	0.0%	5,157,414	6.6%
The Vanguard Group (5)	5,085,477	7.7%	—	0.0%	5,085,477	6.5%
BlackRock, Inc. (6)	3,775,028	5.7%	—	0.0%	3,775,028	4.8%
Directors and Named Executive Officers:
Ruediger Adolf	—	0.0%	68,969	0.5%	68,969	0.1%
James D. Carey (7)	—	0.0%	—	0.0%	—	0.0%
Leonard Chang	—	0.0%	4,161	0.0%	4,161	0.0%
Joseph Feliciani, Jr.	—	0.0%	1,021	0.0%	1,021	0.0%
Rajini Sundar Kodialam	—	0.0%	6,115	0.0%	6,115	0.0%
George S. LeMieux	—	0.0%	—	0.0%	—	0.0%
J. Russell McGranahan	1,000	0.0%	4,134	0.0%	5,134	0.0%
Greg S. Morganroth, MD	—	0.0%	1,021	0.0%	1,021	0.0%
Fayez S. Muhtadie	—	0.0%	—	0.0%	—	0.0%
Elizabeth R. Neuhoff	—	0.0%	—	0.0%	—	0.0%
James Shanahan (8)	—	0.0%	3,845	0.0%	3,845	0.0%
Directors and executive officers as a group (11 individuals)*	1,000	0.0%	89,266	0.7%	90,266	0.1%

* Components may not sum to the totals due to rounding.

(1)

Represents the percentage of the voting power of our Class A common stock and Class B common stock voting together as a single class. Each share of Class A common stock and Class B common stock entitles its holder to one vote.

(2)

Based on the most recently available Schedule 13D/A filed with the SEC on February 28, 2023 by Trident FFP LP, Trident VI, L.P., Trident VI Parallel Fund, L.P., Trident VI DE Parallel Fund, L.P., Trident FFP GP LLC, Trident Capital VI, L.P. and Stone Point Capital LLC. The principal business address for each of the entities identified in this paragraph is c/o Stone Point Capital LLC, 20 Horseneck Lane, Greenwich, CT 06830.

(3)

Based on the most recently available Schedule 13G/A filed with the SEC on February 13, 2023 by Capital World Investors. The principal business address of the entity identified in this paragraph is 333 South Hope Street, 55th Floor, Los Angeles, CA 90071. Pursuant to Schedule 13G/A, Capital World Investors has the sole dispositive power over 5,451,302 shares, and the sole voting power over 5,451,302 shares.

(4)

Based on the most recently available Schedule 13G/A filed with the SEC on January 20, 2023 by JPMorgan Chase & Co. The principal business address of the entity identified in this paragraph is 383 Madison Avenue, New York, NY 10179. Pursuant to Schedule 13G/A, JPMorgan Chase & Co. has the sole power to dispose or to direct the disposition of 5,157,414 shares, and has the sole power to vote or to direct the vote of 4,783,512 shares.

(5)

Based on the most recently available Schedule 13G/A filed with the SEC on February 9, 2023 by The Vanguard Group. The principal business address of the entity identified in this paragraph is 100 Vanguard Blvd., Malvern, PA 19355. Pursuant to Schedule 13G/A, The Vanguard Group has shared voting power over 98,977 shares, sole dispositive power over 4,926,991 shares and shared dispositive power over 158,486 shares.

(6)

Based on the most recently available Schedule 13G/A filed with the SEC on February 1, 2023 by BlackRock, Inc., BlackRock Advisors, LLC, Aperio Group, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock Investment Management (Australia) Limited, BlackRock Fund Advisors and BlackRock Fund Managers Ltd (collectively, “BlackRock”). The principal business address of the entity identified in this paragraph is 55 East 52nd Street, New York, NY 10055. Pursuant to Schedule 13G/A, BlackRock has the sole power to dispose or to direct the disposition of 3,775,028 shares, and has the sole power to vote or to direct the vote of 3,706,161 shares.

(7)

Does not include the shares of Class A common stock and Class B common stock held by the entities affiliated with Stone Point described in footnote (2) above. Mr. Carey is a member and senior principal of Stone Point, an owner of one of five members of Trident FFP GP LLC and one of five general partners of Trident VI, L.P. Mr. Carey disclaims beneficial ownership of the shares held of record or beneficially by the entities affiliated with Stone Point described in footnote (2) above, except to the extent of any pecuniary interest therein.

(8)	The shares of Class B common stock reflected in this row are not owned directly by Mr. Shanahan. They are each held in the James Shanahan 2020 Revocable Trust Dated November 20, 2020.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has reviewed the independence of our directors using the independence standards of NASDAQ, and, based on this review, it determined that Ms. Neuhoff and Messrs. Carey, Feliciani, LeMieux, Morganroth, and Muhtadie are independent within the meaning of the NASDAQ listing standards currently in effect.

Transactions with Related Persons

Fourth Amended And Restated Focus LLC Agreement

In accordance with the terms of the Fourth Amended and Restated Focus LLC Agreement, each unitholder (other than Focus), subject to certain limitations, has the right to cause Focus LLC to redeem all or a portion of its vested common units and incentive units, which we refer to as an “exchange right.”

Upon an exercise of an exchange right with respect to vested common units, unless we exercise the call right (as described below), Focus LLC will acquire each tendered common unit for, at Focus LLC’s option, (i) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) an equivalent amount of cash. In connection with any redemption of vested common units pursuant to the exchange right, the corresponding shares of Class B common stock will be cancelled.

Upon exercise of an exchange right with respect to vested incentive units, such incentive units will first be converted into a number of common units that takes into account the then-current value of the common units and such incentive units’ aggregate hurdle amount. Immediately thereafter, unless we exercise the call right (as described below), Focus LLC will acquire each common unit received pursuant to such conversion for, at its election, (i) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions or (ii) an equivalent amount of cash.

Alternatively, upon the exercise of an exchange right by unitholders with respect to vested common units or vested incentive units, the Company (instead of Focus LLC) will have the right to acquire the common units that are tendered by the exchanging unitholder, or received pursuant to a conversion of tendered incentive units for, at the Company’s option, either (i) the number of shares of Class A common stock such unitholder would have received from Focus LLC pursuant to the exchange right or (ii) an equivalent amount of cash. We refer to this right as our “call right.”  In connection with any exercise of the call right with respect to vested common units, the corresponding number of shares of Class B common stock will be cancelled.

Unitholders are permitted to exercise their exchange rights on a quarterly basis on designated dates and pursuant to certain registration rights described under “—Registration Rights Agreement.”

Tax Receivable Agreements

In connection with the closing of our initial public offering, the Company entered into two Tax Receivable Agreements with certain current and former owners of Focus LLC (the “TRA holders”). These agreements generally provide for the payment by the Company to each TRA holder of 85% of the net cash savings, if any, in U.S. federal, state and local income and franchise tax that the Company actually realizes (computed using simplifying assumptions to address the impact of state and local taxes) or is deemed to realize in certain circumstances as a result of, as applicable to the relevant TRA holder, (i) certain increases in tax basis that occur as a result of Focus’ acquisition or deemed acquisition (for U.S. federal income tax purposes) of all or a portion of such TRA holder’s units pursuant to the exercise of an exchange right or the call right, (ii) the increases in tax basis relating to the July 2017 acquisition by certain of our private equity investors that will be available to the Company as a result of certain reorganization transactions in connection with our initial public offering, and (iii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the relevant Tax Receivable Agreement. We will retain the benefit of the remaining 15% of the cash savings.

The payment obligations under the Tax Receivable Agreements are the Company’s obligations and not obligations of Focus LLC, and we expect that such payments required be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. The actual increases in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of any redemption of units, the price of our Class A common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of Focus LLC’s assets that consist of equity in entities taxed as corporations at the time of each redemption, the amount and timing of the taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of the payments under the Tax Receivable Agreements that constitute imputed interest or give rise to depreciable or amortizable tax basis. If we experience a change of control (as defined under the Tax Receivable Agreements, which includes certain mergers, asset sales and other forms of business combinations) or the Tax Receivable Agreements terminate early (at our election or as a result of our breach), we could be required to make a substantial, immediate lump-sum payment.

In March 2020, the Company entered into a third Tax Receivable Agreement with certain owners of Focus LLC who became owners of Focus LLC following the closing of our initial public offering, and those that became owners in calendar years 2021 and 2022. New Focus LLC owners in the future may also become party to this third Tax Receivable Agreement.

Registration Rights Agreement

In connection with the closing of our initial public offering, we entered into a registration rights agreement with Stone Point and continuing Focus LLC unitholders. The agreement contains the following liquidity rights:

●	We are required to file a shelf registration statement to permit the resale of shares of Class A common stock held by Stone Point, or issued upon the exercise of exchange rights by unitholders, as soon as practicable following the one-year anniversary of our initial public offering. As of the date of this Amendment, Stone Point and unitholders of Focus LLC have not elected to be named in any such shelf registration statement.
●	Stone Point has the right to demand up to three secondary underwritten offerings per year. In addition, we may initiate one additional underwritten offering per year for the benefit of the other Focus LLC unitholders. Stone Point and the other Focus LLC unitholders may have participation rights with respect to any such underwritten offerings. We may also participate on a primary basis and issue and sell shares of our Class A common stock for our own account. We will use the proceeds from any such offering to purchase outstanding Focus LLC units and pay related fees and expenses, and/or for general corporate purposes. In the event of any underwriter cutbacks, all participating holders will be treated equally and included pro rata based on their ownership of registrable shares at the closing of our initial public offering.

Stone Point and the other Focus LLC unitholders will also have piggyback registration rights with respect to other underwritten offerings by us under certain circumstances.

These registration rights are subject to certain conditions and limitations. We will generally be obligated to pay all registration expenses in connection with these registration obligations, regardless of whether a registration statement becomes effective or any sale is made in a public offering.

Nomination Agreement

In connection with our initial public offering, we entered into a nomination agreement with investment vehicles affiliated with Stone Point. Stone Point has the right to nominate two members of our Board of Directors for so long as it holds at least 50% of the interest it held, in the form of our Class A and Class B common stock on a combined basis, on the date of our initial public offering. Stone Point also has the right to nominate one member of our Board of Directors for so long as it holds at least 5% of our Class A and Class B common stock outstanding on a combined basis. Additionally, Stone Point has the right to nominate at least two directors, for so long as it has the right to nominate two directors, and then one director, for so long as it has the right to nominate one director, for service on our Compensation Committee. Stone Point also has the right to nominate one director, for so long as it has the right to nominate one director, for service on our Nominating, Governance and Sustainability Committee. Stone Point has nominated Mr. Muhtadie and Mr. Carey to serve on our Board of Directors.

Any replacement directors nominated by Stone Point must be an employee or partner of Stone Point of the same level of seniority within Stone Point as the initial directors designated by Stone Point, and must qualify as an independent director under the independence standards of NASDAQ and satisfy such other criteria set forth in the nomination agreement. In addition, the nomination agreement requires Stone Point to vote its shares of Class A and Class B common stock in favor of our Chief Executive Officer and Rajini Sundar Kodialam (or such other officer of Focus designated by the Chief Executive Officer and approved by the Board of Directors if Ms. Kodialam is no longer a member of the Board of Directors) for election to our Board of Directors.

Transaction with CD&R and Stone Point

Agreement and Plan of Merger

On February 27, 2023, Focus entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Focus, Focus LLC, Ferdinand FFP Acquisition, LLC, a Delaware limited liability company (“Parent”) that is affiliated with Clayton, Dubilier & Rice, LLC (“CD&R”) and Stone Point, and certain other entities affiliated with Parent, pursuant to which Focus is to be acquired by affiliates of CD&R in an all-cash transaction (the “Merger”). Affiliates of Stone Point will retain a portion of their investment in Focus and provide new equity financing as part of the Merger. Subject to the terms and conditions of the Merger Agreement, each share of the Company’s Class A common stock will receive $53 in cash per share and each share of the Company’s Class B common stock will be cancelled. If the Merger is consummated, the Company will cease to be publicly-traded. A special committee (the “Special Committee”) of the Board of Directors, comprised solely of disinterested and independent members of the Board of Directors, unanimously recommended that the Board of Directors approve the Merger Agreement and the transactions contemplated thereby and recommend that the stockholders of the Company vote in favor of adoption of the Merger Agreement. The Board of Directors, acting on the Special Committee’s recommendation, unanimously approved the Merger Agreement and the transactions contemplated thereby and recommended that the stockholders of the Company vote to adopt and approve the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including approval by holders of a majority of the shares held by the stockholders other than CD&R, Stone Point and certain of their affiliates and portfolio companies and persons who are “officers” of Focus within the meaning of Rule 16a-1(f) of the Exchange Act. The Merger is expected to close in the third quarter of 2023.  However, the Company cannot assure completion of the Merger by any particular date, if at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.

Additional information about the Merger Agreement and the Merger will be set forth in the Proxy Statement on Schedule 14A to be filed by Focus with the SEC.

Support Agreement

As a condition and inducement to Parent’s willingness to enter into the Merger Agreement and concurrently with the execution and delivery of the Merger Agreement, certain investment funds affiliated with or managed by Stone Point (the “Stone Point Stockholders”), the Company and Parent entered into a support agreement pursuant to which, among other things, the Stone Point Stockholders have agreed to support the transactions contemplated by the Merger Agreement and vote in favor of the matters to be submitted to the Company’s stockholders in connection with the Merger, refrain from soliciting or supporting other acquisition proposals and contribute, directly or indirectly, a portion of their Class A common stock and Focus LLC units held by them to an indirect sole owner of Parent in exchange for certain equity interests of such owner of Parent, on the terms and subject to the conditions set forth in the Support Agreement.

TRA Waiver and Exchange Agreements

Concurrently with the execution and delivery of the Merger Agreement, the Company and Parent entered into agreements with each of the Stone Point Stockholders and the NEOs regarding the terms and conditions for the satisfaction of the Company’s obligations to such persons pursuant to the Tax Receivable Agreements (the “TRA Waiver and Exchange Agreements”). Under the terms of the Tax Receivable Agreements, a Change of Control (as defined under the Tax Receivable Agreements, which includes the occurrence of certain mergers and consolidations, including the Merger) will result in a lump-sum payment generally equal to the present value of hypothetical future payments that would be made by the Company for certain tax benefits, calculated using particular assumptions specified in the Tax Receivable Agreements (the “TRA Payoff Amount”). Under the TRA Waiver and Exchange Agreements, each of the Stone Point Stockholders and each of such members of the Company’s senior leadership team agreed to receive their portion of the TRA Payoff Amount in the form of a promissory note at closing of the Merger with a principal amount equal to their respective portion of the TRA Payoff Amount they were otherwise entitled to receive in cash at the closing of the Merger.

Other Transactions

Mr. Adolf, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses Mr. Adolf for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel. We also pay pilot fees for such business travel flights. We incurred approximately $3.7 million for such reimbursements for the year ended December 31, 2022. Given the geography of our partner firms and prospects, we believe the use of the private aircraft creates efficiencies to enhance the productivity of Mr. Adolf and certain other authorized personnel.

Policies and Procedures for Review of Related Party Transactions

A “Related Party Transaction”  is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
●	any person who is known by us to be the beneficial owner of more than 5% of our Class A common stock;
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our Class A common stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our Class A common stock; and
●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

Our Board of Directors has adopted a written Related Party Transaction Policy. Pursuant to this policy, our Nominating, Governance and Sustainability Committee will review all material facts of all Related Party Transactions and either approve or disapprove entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, our Nominating, Governance and Sustainability Committee shall take into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, and (ii) the extent of the Related Person’s interest in the transaction.  Further, the policy requires that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

Item 14. Accountant Fees and Services.

The following is a summary of Deloitte & Touche LLP (“Deloitte”) fees for audit, audit-related, tax and other services provided during the years ended December 31, 2022 and 2021.

Audit Fees. Audit fees represent professional services rendered for the audits of our 2022 and 2021 consolidated financial statements and for foreign statutory audits. These fees also include interim procedures and the review of consolidated financial statements included in our Quarterly Form 10-Q reports and issuance of consents required by statute or regulation and similar matters. Audit fees for 2022 and 2021 include fees for the audit of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

All Other Fees. All other fees include subscriptions for online technical accounting resources provided by Deloitte in the respective periods.

	2022	2021
Audit Fees	$3,687,000	$3,461,746
All Other Fees	$2,063	$2,058
Total	$3,689,063	$3,463,804

Pre-Approval Policy

Since the formation of our Audit and Risk Committee, and on a going-forward basis, the Audit and Risk Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act, which are approved by the Audit and Risk Committee prior to the completion of the audit).

Item 15. Exhibits.

Index to Exhibits

The exhibits required to be filed or furnished pursuant to Item 601 of Regulation S-K are set forth below.

Exhibit
Number	Description
2.1

Agreement and Plan of Merger, dated as of February 27, 2023, by and among Focus Financial Partners Inc., Ferdinand FFP Acquisition, LLC, Ferdinand FFP Merger Sub 1, Inc., Ferdinand FFP Merger Sub 2, LLC, and Focus Financial Partners, LLC(16)

3.1	Amended and Restated Certificate of Incorporation of Focus Financial Partners Inc.(1)
3.2	Amended and Restated Bylaws of Focus Financial Partners Inc.(1)
4.1	Registration Rights Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc., Focus Financial Partners, LLC and the other parties named therein(1)
4.2	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934(15)
10.1	Nomination Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of Stone Point Capital LLC named therein(1)
10.2	Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC(1)
10.3	Amendment No. 1 to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC(4)
10.4	Tax Receivable Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the affiliates of the Private Equity Investors named therein(1)
10.5	Tax Receivable Agreement, dated as of July 30, 2018, by and among Focus Financial Partners Inc. and the parties named therein(1)
10.6	Tax Receivable Agreement, dated as of March 25, 2020, by and among Focus Financial Partners Inc. and the parties named therein(8)
10.7	Focus Financial Partners Inc. 2018 Omnibus Incentive Plan(1)
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

Exhibit
Number	Description
10.14

Amendment No. 6 to the First Lien Credit Agreement, dated as of January 27, 2020, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent, collateral agent and fronting bank and the lender parties thereto(6)

10.15

Amendment No. 7 to the First Lien Credit Agreement, dated as of January 25, 2021, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent and each lender party thereto(11)

10.16

Amendment No. 8 to First Lien Credit Agreement, dated as of July 1, 2021, among Focus Financial Partners, LLC, Royal Bank of Canada, as term administrative agent and collateral agent, and each new term loan lender party thereto(12)

10.17

Amendment No. 9 to First Lien Credit Agreement, dated as of April 13, 2022, among Focus Financial Partners, LLC, Bank of America, N.A., as revolver administrative agent, and the lenders party thereto(13)

10.18

Waiver and Amendment No. 10 to First Lien Credit Agreement, dated as of November 28, 2022, by among Focus LLC, as borrower, Royal Bank of Canada, as term administrative agent, collateral agent and fronting bank, Bank of America, N.A., as revolver administrative agent and the lenders party thereto(14)

10.19	Amendment No. 11 to First Lien Credit Agreement, dated as of December 9, 2022, by among Focus LLC, as borrower and Bank of America, N.A., as revolver administrative agent(15)
10.20*	Amendment No. 12 to First Lien Credit Agreement, dated as of March 30, 2023, by among Focus LLC, as borrower and Royal Bank of Canada, as term administrative agent
10.21†	Amended and Restated Employment Agreement, by and between Ruediger Adolf and Focus Financial Partners, LLC(3)
10.22†	Amended and Restated Employment Agreement, by and between Rajini Sundar Kodialam and Focus Financial Partners, LLC(3)
10.23†	Amended and Restated Employment Agreement, by and between James Shanahan and Focus Financial Partners, LLC(3)
10.24†	Employment Agreement, by and between Leonard R. Chang and Focus Financial Partners, LLC(7)
10.25†	Amendment No. 1 to the Employment Agreement, by and between Leonard R. Chang and Focus Financial Partners, LLC(9)
10.26†	Amended and Restated Employment Agreement, by and between J. Russell McGranahan and Focus Financial Partners, LLC(7)
10.27†	Form of Incentive Unit Award Agreement pursuant to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC, dated as of July 3, 2017, as amended(3)
10.28	Form of Restricted Unit Award Agreement pursuant to the Fourth Amended and Restated Operating Agreement of Focus Financial Partners, LLC, dated as of July 3, 2017, as amended(3)
10.29	Indemnification Agreement (Ruediger Adolf)(1)
10.30	Indemnification Agreement (Rajini Sundar Kodialam)(1)
10.31	Indemnification Agreement (James Shanahan)(1)
10.32	Indemnification Agreement (James D. Carey)(1)
10.33	Indemnification Agreement (Fayez S. Muhtadie)(1)
10.34	Indemnification Agreement (Joseph Feliciani Jr.)(4)

Exhibit
Number	Description
10.35	Indemnification Agreement (Leonard R. Chang)(7)
10.36	Indemnification Agreement (J. Russell McGranahan)(7)
10.37	Indemnification Agreement (Greg S. Morganroth, MD)(10)
10.38	Indemnification Agreement (Elizabeth R. Neuhoff)(15)
10.39	Indemnification Agreement (George S. LeMieux)(15)
10.40

Support Agreement, dated as of February 27, 2023, by and among Trident FFP L.P., Trident VI, L.P., Trident VI Parallel Fund, L.P., Trident VI DE Parallel Fund, L.P., the Company, Parent and certain affiliates of Parent(16)

10.41	Form of TRA Waiver and Exchange Agreement(16)
21.1	List of Subsidiaries of Focus Financial Partners Inc.(15)
23.1	Consent of Independent Registered Public Accounting Firm(15)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document.

*            Filed or furnished herewith.

†            Compensation, plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225166) filed with the SEC on May 24, 2018.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225166) filed with the SEC on June 29, 2018.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on May 9, 2019.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 26, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on January 27, 2020.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-38604) filed with the SEC on February 25, 2020.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on March 27, 2020.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on May 7, 2020.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38604) filed with the SEC on November 5, 2020.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on January 25, 2021.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 1, 2021.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on April 18, 2022.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on November 29, 2022.
(15)	Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-38604) filed with the SEC on February 16, 2023.
(16)	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-38604) filed with the SEC on February 28, 2023.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCUS FINANCIAL PARTNERS INC.

	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 19, 2023
	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 19, 2023	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: April 19, 2023	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 19, 2023	By:	/s/ JAMES D. CAREY
James D. Carey
Director

Date: April 19, 2023	By:	/s/ JOSEPH FELICIANI JR.
Joseph Feliciani Jr.
Director

Date: April 19, 2023	By:	/s/ RAJINI SUNDAR KODIALAM
Rajini Sundar Kodialam
Director

Date: April 19, 2023	By:	/s/ GEORGE S. LEMIEUX
George S. LeMieux
Director

Date: April 19, 2023	By:	/s/ GREG S. MORGANROTH, MD
Greg S. Morganroth, MD
Director

Date: April 19, 2023	By:	/s/ FAYEZ S. MUHTADIE
Fayez S. Muhtadie
Director

Date: April 19, 2023	By:	/s/ ELIZABETH R. NEUHOFF
Elizabeth R. Neuhoff
Director