Form 10-Q
period 2023-03-31
Focus Financial Partners Inc.
filed 2023-05-04
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 1, 2023, the registrant had 66,009,979 shares of Class A common stock and 12,540,262 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2022	2023
ASSETS
Cash and cash equivalents	$139,973	$100,199
Accounts receivable less allowances of $3,862 at 2022 and $3,887 at 2023	217,219	225,257
Prepaid expenses and other assets	151,356	173,167
Fixed assets—net	54,748	56,840
Operating lease assets	258,697	268,783
Debt financing costs—net	7,590	7,204
Deferred tax assets—net	230,130	231,432
Goodwill	2,167,917	2,213,019
Other intangible assets—net	1,639,124	1,749,829
TOTAL ASSETS	$4,866,754	$5,025,730
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$12,213	$15,100
Accrued expenses	80,679	79,117
Due to affiliates	70,974	21,920
Deferred revenue	10,726	12,086
Contingent consideration and other liabilities	335,033	421,185
Deferred tax liabilities	29,579	28,373
Operating lease liabilities	288,895	301,237
Borrowings under credit facilities (stated value of $2,563,970 and $2,657,519 at December 31, 2022 and March 31, 2023, respectively)	2,510,749	2,604,929
Tax receivable agreements obligations	224,611	215,013
TOTAL LIABILITIES	3,563,459	3,698,960
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 65,929,644 and 65,960,079 shares issued and outstanding at December 31, 2022 and March 31, 2023, respectively	659	660
Class B common stock, par value $0.01, 500,000,000 shares authorized; 11,827,321 and 12,540,262 shares issued and outstanding at December 31, 2022 and March 31, 2023, respectively	118	125
Additional paid-in capital	918,044	907,591
Retained earnings	116,779	116,147
Accumulated other comprehensive income	18,318	12,635
Total shareholders' equity	1,053,918	1,037,158
Non-controlling interest	249,377	289,612
Total equity	1,303,295	1,326,770
TOTAL LIABILITIES AND EQUITY	$4,866,754	$5,025,730

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended
	March 31,
	2022	2023
REVENUES:
Wealth management fees	$515,179	$533,889
Other	21,388	23,618
Total revenues	536,567	557,507
OPERATING EXPENSES:
Compensation and related expenses	181,800	206,416
Management fees	137,839	124,594
Selling, general and administrative	88,650	112,816
Intangible amortization	60,276	71,786
Non-cash changes in fair value of estimated contingent consideration	(8,985)	16,488
Depreciation and other amortization	3,633	3,967
Total operating expenses	463,213	536,067
INCOME FROM OPERATIONS	73,354	21,440
OTHER INCOME (EXPENSE):
Interest income	3	464
Interest expense	(17,616)	(43,929)
Amortization of debt financing costs	(1,101)	(1,105)
Other expense—net	(36)	(2,725)
Income from equity method investments	95	175
Total other expense—net	(18,655)	(47,120)
INCOME (LOSS) BEFORE INCOME TAX	54,699	(25,680)
INCOME TAX EXPENSE (BENEFIT)	15,617	(18,703)
NET INCOME (LOSS)	39,082	(6,977)
Non-controlling interest	(9,980)	6,345
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$29,102	$(632)
Income (loss) per share of Class A common stock:
Basic	$0.45	$(0.01)
Diluted	$0.44	$(0.22)
Weighted average shares of Class A common stock outstanding:
Basic	65,331,370	65,940,004
Diluted	65,767,463	84,174,046

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income (loss)

(In thousands)

	For the three months ended
	March 31,
	2022	2023
Net income (loss)	$39,082	$(6,977)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,750	(439)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	18,766	(7,049)
Comprehensive income (loss)	61,598	(14,465)
Less: Comprehensive (income) loss attributable to non-controlling interest	(15,056)	8,150
Comprehensive income (loss) attributable to common shareholders	$46,542	$(6,315)

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the three months ended
	March 31,
	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,082	$(6,977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	60,276	71,786
Depreciation and other amortization	3,633	3,967
Amortization of debt financing costs	1,101	1,105
Non-cash equity compensation expense	6,707	7,911
Non-cash changes in fair value of estimated contingent consideration	(8,985)	16,488
Income from equity method investments	(95)	(175)
Distributions received from equity method investments	425	327
Deferred taxes and other non-cash items	6,424	(2,231)
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(10,478)	(8,098)
Prepaid expenses and other assets	(12,827)	(32,427)
Accounts payable	3,081	2,883
Accrued expenses	4,721	(1,253)
Due to affiliates	(76,997)	(49,101)
Contingent consideration and other liabilities	(22,520)	(8,102)
Deferred revenue	1,810	669
Net cash used in operating activities	(4,642)	(3,228)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(2,603)	(84,708)
Purchase of fixed assets	(3,232)	(5,609)
Investments and other, net	(5,232)	—
Net cash used in investing activities	(11,067)	(90,317)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	50,000	98,500
Repayments of borrowings under credit facilities	(6,174)	(6,451)
Payments in connection with tax receivable agreements	(3,856)	(9,598)
Contingent consideration paid	(10,443)	(14,815)
Payments of deferred cash consideration	—	(12,505)
Proceeds from exercise of stock options	422	1,005
Equity awards withholding	—	(704)
Distributions for unitholders	(8,209)	(1,531)
Net cash provided by financing activities	21,740	53,901
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	319	(130)
CHANGE IN CASH AND CASH EQUIVALENTS	6,350	(39,774)
CASH AND CASH EQUIVALENTS:
Beginning of period	310,684	139,973
End of period	$317,034	$100,199

See Note 13 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Three months ended March 31, 2022 and 2023

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total Equity
Balance at January 1, 2022	65,320,124	$653	11,439,019	$114	$841,753	$24,995	$3,029	$870,544	$246,864	$1,117,408
Net income	—	—	—	—	—	29,102	—	29,102	9,980	39,082
Issuance of units in connection with an acquisition and contingent consideration	—	—	187,795	2	—	—	—	2	—	2
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	25,000	—	(25,000)	—	1,107	—	—	1,107	—	1,107
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	1,956	—	—	—	87	—	—	87	—	87
Exercise of stock options	15,309	—	—	—	422	—	—	422	—	422
Change in non-controlling interest allocation	—	—	—	—	23,747	—	—	23,747	(20,494)	3,253
Non-cash equity compensation expenses	—	—	—	—	1,992	—	—	1,992	—	1,992
Currency translation adjustment-net of tax	—	—	—	—	—	—	2,915	2,915	835	3,750
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	14,525	14,525	4,241	18,766
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(3,251)	—	—	(3,251)	—	(3,251)
Balance at March 31, 2022	65,362,389	$653	11,601,814	$116	$865,857	$54,097	$20,469	$941,192	$241,426	$1,182,618

Balance at January 1, 2023	65,929,644	$659	11,827,321	$118	$918,044	$116,779	$18,318	$1,053,918	$249,377	$1,303,295
Net loss	—	—	—	—	—	(632)	—	(632)	(6,345)	(6,977)
Issuance of units in connection with an acquisition	—	—	712,941	7	—	—	—	7	—	7
Exercise of stock options	30,435	1	—	—	1,004	—	—	1,005	—	1,005
Change in non-controlling interest allocation	—	—	—	—	(8,938)	—	—	(8,938)	48,385	39,447
Non-cash equity compensation expenses	—	—	—	—	2,545	—	—	2,545	—	2,545
Currency translation adjustment-net of tax	—	—	—	—	—	—	(299)	(299)	(140)	(439)
Unrealized loss on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	(5,384)	(5,384)	(1,665)	(7,049)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(5,064)	—		(5,064)	—	(5,064)
Balance at March 31, 2023	65,960,079	$660	12,540,262	$125	$907,591	$116,147	$12,635	$1,037,158	$289,612	$1,326,770

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

 Recent Developments - Agreement and Plan of Merger— On February 27, 2023, Focus Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Focus Inc., Focus LLC and Ferdinand FFP Acquisition, LLC, a Delaware limited liability company (“Parent”) that is affiliated with Clayton, Dubilier & Rice, LLC (“CD&R”) and Stone Point Capital LLC (“Stone Point”) and certain other entities affiliated with Parent, pursuant to which Focus Inc. is to be acquired by affiliates of CD&R in an all-cash transaction (the “Merger”). Affiliates of Stone Point will retain a portion of their investment in Focus Inc. and provide new equity financing as part of the Merger. Subject to the terms and conditions of the Merger Agreement, each share of the Company’s Class A common stock will receive $53 in cash per share and each share of the Company’s Class B common stock will be cancelled. If the Merger is consummated, the Company will cease to be publicly-traded. A special committee (the “Special Committee”) of the board of directors of the Company (the “Board”), comprised solely of disinterested and independent members of the Board, unanimously recommended that the Board approve the Merger Agreement and the transactions contemplated thereby and recommend that the shareholders of the Company vote in favor of adoption of the Merger Agreement. The Board, acting on the Special Committee’s recommendation, unanimously approved the Merger Agreement and the transactions contemplated thereby and recommended that the shareholders of the Company vote to adopt and approve the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including approval by holders of a majority of the shares held by the shareholders other than CD&R, Stone Point and certain of their affiliates and portfolio companies and persons who are “officers” of Focus Inc. within the meaning of Rule 16a-1(f) of the Securities Exchange Act of 1934. The Merger is expected to close in the third quarter of 2023. However, the Company cannot assure completion of the Merger by any particular date, if at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.

Merger-related expenses, which are included in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations, were $10,751 for the three months ended March 31, 2023.

2. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The unaudited condensed consolidated financial statements include the accounts of Focus Inc. and its majority and wholly owned subsidiaries. Focus Inc. consolidates Focus LLC and its subsidiaries’ financial statements and records the interests in Focus LLC consisting of common units, restricted common units and the common unit equivalent of incentive units of Focus LLC that Focus Inc. does not own as non-controlling interests (see Note 3). Intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 16, 2023.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

	Three Months Ended
	March 31,
	2022	2023
Domestic revenue	$507,311	$521,025
International revenue	29,256	36,482
Total revenue	$536,567	$557,507

International revenue consists of revenue generated by partner firm legal entities in Australia, Canada, Switzerland, the United Kingdom and in other non-US jurisdictions.

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a significant effect on our financial statements.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

3. NON-CONTROLLING INTEREST AND INCOME (LOSS) PER SHARE

The calculation of controlling and non-controlling interest is as follows as of March 31, 2022 and 2023:

	2022	2023
Focus LLC common units	11,601,814	12,540,262
Focus LLC restricted common units	193,625	296,548
Common unit equivalents of outstanding vested and unvested Focus LLC incentive units(1)	6,998,055	8,091,421
Total common units, restricted common units and common unit equivalents attributable to non-controlling interest	18,793,494	20,928,231
Total common units, restricted common units and common unit equivalents of incentive units outstanding	84,155,883	86,888,310
Non-controlling interest allocation	22.3%	24.1%
Company’s interest in Focus LLC	77.7%	75.9%
(1)	Focus LLC common units issuable upon conversion of 16,202,274 and 16,602,886 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of March 31, 2022 and 2023, respectively, was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

Basic income (loss) per share is calculated utilizing net income (loss) attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods. The calculation of basic income (loss) per share is as follows:

	Three Months Ended
	March 31,
	2022	2023
Net income (loss) attributable to common shareholders	$29,102	$(632)

Weighted average shares of Class A common stock outstanding	65,331,370	65,940,004

Basic income (loss) per share	$0.45	$(0.01)

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

LLC common units, if any, restricted common units and incentive units as calculated using the treasury stock method:

	Three Months Ended
	March 31,
	2022	2023
Net income (loss) attributable to common shareholders	$29,102	$(632)
Add: Dilutive effect of non-controlling interests related to Focus LLC common, restricted common and incentive units	—	(18,115)
Total	29,102	(18,747)

Weighted average shares of Class A common stock outstanding	65,331,370	65,940,004
Effect of dilutive stock options	407,059	—
Effect of dilutive restricted stock units	29,034	—
Effect of dilutive non-controlling interests related to Focus LLC common, restricted common and incentive units	—	18,234,042
Total	65,767,463	84,174,046

Diluted income (loss) per share	$0.44	$(0.22)

Diluted income (loss) per share for the three months ended March 31, 2022 and 2023 excludes shares related to market-based stock options and Focus LLC incentive units, as modified, that vest on the sixth anniversary of the pricing of the Company’s initial public offering (“IPO”) with vesting based on the highest volume weighted average per share price for any ninety-calendar day period (“90-day VWAP”) prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between (see Note 9). These market-based stock options and Focus LLC incentive units will also vest upon a change of control linearly based on the share price used in the transaction with 100% vesting if the price used is $110.00 or more, 0% vesting if the price used is equal to or less than $33.00, and linear interopolation in between, except as governed by the employment agreements entered into with the Company’s executive officers. Such market-based criteria and other criteria were not met at March 31, 2022 and 2023.

Focus LLC common, restricted common and incentive units may be exchanged for Class A common stock, subject to certain limitations (see Note 9). In computing the dilutive effect, if any, that the exchange would have on net income (loss) per share, net income (loss) attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the three months ended March 31, 2022, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

4. ACQUISITIONS

Business Acquisitions

Business acquisitions are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805: Business Combinations.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the three months ended March 31, 2023 is as follows:

2023
Number of business acquisitions closed	12
Consideration:
Cash due at closing	$85,077
Cash due subsequent to closing at net present value	3,313
Fair market value of Focus LLC common units issued at closing	36,973
Fair market value of estimated contingent consideration	101,228
Total consideration	$226,591
Allocation of purchase price:
Total tangible assets	$5,820
Total liabilities assumed	(3,459)
Customer relationships	42,425
Management contracts	6,332
Investment management agreements	121,000
Goodwill	45,676
Other acquired intangibles	8,797
Total allocated consideration	$226,591

Management believes approximately $86,995 of tax goodwill and intangibles related to business acquisitions completed during the three months ended March 31, 2023 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2023 includes revenue and income from operations for a business acquisition that is a new subsidiary partner firm from the acquisition date of $1,246 and $252, respectively.

The weighted-average useful lives of intangible assets acquired during the three months ended March 31, 2023 are as follows:

Number of years
Customer relationships	6
Management contracts	5
Investment management agreements	12
Other acquired intangibles	10
Weighted-average useful life of all intangibles acquired	10

From April 1, 2023 to May 4, 2023, in aggregate, the Company completed 4 business acquisitions, consisting of cash consideration of approximately $49,524 at closing plus contingent consideration.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2022 and the three months ended March 31, 2023:

	December 31,	March 31,
	2022	2023
Balance beginning of period:
Goodwill	$1,947,939	$2,190,541
Cumulative impairment losses	(22,624)	(22,624)
	1,925,315	2,167,917
Goodwill acquired	249,677	45,676
Other	(7,075)	(574)
	242,602	45,102
Balance end of period:
Goodwill	2,190,541	2,235,643
Cumulative impairment losses	(22,624)	(22,624)
	$2,167,917	$2,213,019

The following table summarizes the identifiable intangible assets at December 31, 2022:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,530,062	$(1,029,197)	$1,500,865
Management contracts	202,479	(70,624)	131,855
Other acquired intangibles	13,416	(7,012)	6,404
Total	$2,745,957	$(1,106,833)	$1,639,124

The following table summarizes the identifiable intangible assets at March 31, 2023:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,575,953	$(1,095,734)	$1,480,219
Management contracts	208,734	(74,370)	134,364
Investment management agreements	121,000	(851)	120,149
Other acquired intangibles	22,767	(7,670)	15,097
Total	$2,928,454	$(1,178,625)	$1,749,829

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

First Lien Term Loans

The implied fair value of the Company’s First Lien Term Loans (as defined below) based on Level 2 inputs at December 31, 2022 and March 31, 2023 are as follows:

	December 31, 2022		March 31, 2023
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan B - Tranche A	$1,755,600	$1,735,850	$1,751,200	$1,733,688
First Lien Term Loan B - Tranche B	788,370	772,603	786,369	775,556

The stated value of the Company’s First Lien Term Loan A approximated the fair value as of December 31, 2022 and March 31, 2023 based on its variable interest rates.

Derivatives

At December 31, 2022 and March 31, 2023, the fair value of the Company’s $850,000 notional amount Secured Overnight Financing Rate (“SOFR”) Interest Rate Swap Agreements (“SOFR Swaps”) was $44,219 and $34,858, respectively, which is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets. The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

Business acquisitions

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

At December 31, 2022 and March, 31, 2023, deferred cash consideration in connection with business acquisitions of $122,079 and $113,530, respectively, are included in contingent consideration and other liabilities in the accompanying unaudited condensed consolidated balance sheets at present value.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2022 and the three months ended March 31, 2023:

Balance at January 1, 2022	$350,027
Additions to estimated contingent consideration	56,604
Assumed estimated contingent consideration obligation	12,637
Payments of contingent consideration	(148,638)
Non-cash changes in fair value of estimated contingent consideration	(64,747)
Other	(1,575)
Balance at December 31, 2022	$204,308
Additions to estimated contingent consideration	101,228
Payments of contingent consideration	(23,784)
Non-cash changes in fair value of estimated contingent consideration	16,488
Other	5
Balance at March 31, 2023	$298,245

Estimated contingent consideration is included in contingent consideration and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

During the year ended December 31, 2022, the Company paid $138,940 in cash and issued $9,698 in Focus LLC common units as contingent consideration associated with business acquisitions. During the three months ended March 31, 2023, the Company paid $23,784 in cash contingent consideration associated with business acquisitions.

During the three months ended March 31, 2022 and 2023, the Company paid cash of $728 and $2,331, respectively, as contingent consideration associated with asset acquisitions. These amounts are included in cash paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the unaudited condensed consolidated statement of cash flows.

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2022 and March 31, 2023 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2022	Techniques	Inputs	Ranges
$204,308	Monte Carlo Simulation Model	Forecasted growth rates	(7.8)% - 32.4%
		Discount rates	13.0% - 19.0%

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
March 31, 2023	Techniques	Inputs	Ranges
$298,245	Monte Carlo Simulation Model	Forecasted growth rates	(13.1)% - 39.3%
		Discount rates	8.3% - 19.0%

7. CREDIT FACILITY

As of March 31, 2023, Focus LLC’s credit facility (the “Credit Facility”) comprised of a $2,537,569 first lien term loan B (the “First Lien Term Loan B”), consisting of a $1,751,200 tranche A (“First Lien Term Loan B - Tranche A”) and $786,369 tranche B (“First Lien Term Loan B - Tranche B”), a $240,000 delayed draw first lien term loan A (the “First Lien Term Loan A”) and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

The First Lien Term Loan B - Tranche A bears interest (at Focus LLC’s option) at: (i) SOFR plus a margin of 3.25% with a 0.50% SOFR floor or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 2.25%. The First Lien Term Loan B - Tranche A requires quarterly installment repayments of $4,400 and has a maturity date of June 2028. The debt was issued at a discount of 1.75% or $30,800 which is being amortized to interest expense over the term of the First Lien Term Loan B - Tranche A. The First Lien Term Loan B - Tranche A also requires a prepayment penalty of 1%, of the then outstanding principal amount of the First Lien Term Loan B - Tranche A if repaid on or prior to May 28, 2023.

The First Lien Term Loan B - Tranche B bears interest (at Focus LLC’s option) at: (i) SOFR plus a margin of 2.50% with a 0.50% SOFR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. The First Lien Term Loan B - Tranche B requires quarterly installment repayments of $2,001 and has a maturity date of June 2028.

The First Lien Term Loan A bears interest (at Focus LLC’s option) at: (i) SOFR plus a margin of 2.50% with a 0.50% SOFR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. The First Lien Term Loan A has a nine month delayed draw feature, which expires in August 2023. The delayed draw feature has a ticking fee with respect to the undrawn commitments with (i) no fee from 0-60 days from November 28, 2022 (the “Closing Date”), (ii) 50% of the interest rate margin for the First Lien Term Loan A from 61-120 days of the Closing Date and (iii) 100% of the interest rate margin for the First Lien Term Loan A after 121 days of the Closing Date. The First Lien Term Loan A, when drawn, will be issued at a discount of 1.50% which will be amortized to interest expense over the remaining term from the date that it is drawn. When drawn, the First Lien Term Loan A will require quarterly installment repayments equal to 0.25% in 2023, 0.50% in 2024 and 2025, 1.25% in 2026 and 1.875% in 2027. In December 2022, $20,000 was borrowed under the First Lien Term Loan A at a discount of

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

$300 with quarterly installment repayments of $50. During the three months ended March 31, 2023, $100,000 was borrowed under the First Lien Term Loan A at a discount of $1,500 with quarterly installment repayments of $250. The First Lien Term Loan A has a maturity date of November 2027.

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At March 31, 2023, Focus LLC’s First Lien Leverage Ratio was 4.41:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $580,178 at March 31, 2023. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2022. Based on the excess cash flow calculation for the year ended December 31, 2022, no contingent principal payments are required to be made in 2023.

The Company defers and amortizes its debt financing costs and unamortized discount over the respective terms of the borrowings. The debt financing costs related to the First Lien Term Loan B and First Lien Term Loan A are recorded as a reduction of the carrying amounts of the respective borrowings in the consolidated balance sheets. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2022 and March 31, 2023:

	December 31,	March 31,
	2022	2023
First Lien Term Loan B - Tranche A	$1,755,600	$1,751,200
First Lien Term Loan B - Tranche B	788,370	786,369
First Lien Term Loan A	20,000	119,950
First Lien Revolver	—	—
Unamortized debt financing costs	(17,750)	(17,031)
Unamortized discount	(35,471)	(35,559)
Total	$2,510,749	$2,604,929

At December 31, 2022 and March 31, 2023, unamortized debt financing costs associated with the First Lien Revolver of $7,590 and $7,204, respectively, were recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

Weighted-average interest rates for outstanding borrowings were approximately 4% for the year ended December 31, 2022 and 6% for the three months ended March 31, 2023.

As of December 31, 2022 and March 31, 2023, the First Lien Revolver available unused commitment line was $639,997 and $639,950, respectively.

As of December 31, 2022 and March 31, 2023, Focus LLC was contingently obligated for letters of credit in the amount of $10,003 and $10,050, respectively, each bearing interest at an annual rate of approximately 2%.

8. DERIVATIVES

At March 31, 2023, the Company had three floating to fixed SOFR Swaps with notional amounts of $400,000, $250,000 and $200,000, the terms of which provide that the Company pay interest to the counterparty each month at a rate of 0.619%, 0.447% and 0.440%, respectively, and receive interest from each of the counterparties each month at the 1 month USD Term SOFR rate, subject to a 0.50% floor.

The SOFR Swaps effectively fix the variable interest rate applicable to the first $850,000 of the Company’s variable interest rate borrowings outstanding. The Company designated these swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on this portion of its borrowings.

At December 31, 2022 and March 31, 2023, the fair value of the SOFR Swaps was $44,219 and $34,858, respectively, which is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets. The SOFR Swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive income (loss), net of tax of $9,458 and $7,146 at December 31, 2022 and March 31, 2023, respectively.

In April 2023, the Company entered into two forward starting floating to fixed SOFR Swaps (the “Forward Swaps”) with notional amounts of $250,000 and $250,000 that commence in April 2024. The terms of

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

the Forward Swaps provide that the Company pay interest to the counterparty each month at a rate of 3.157% and 3.176%, respectively, and receive interest from each of the counterparties each month at the 1 month USD Term SOFR rate, subject to a 0.50% floor. The term for the Forward Swaps is four years and expires in April 2028.

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

Other

In March 2023, Focus LLC issued 712,941 common units and Focus Inc. issued a corresponding number of shares of Class B common stock in connection with an acquisition.

Stock Options and Restricted Stock Units

The following table provides information relating to the changes in the Company’s stock options during the three months ended March 31, 2023:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding—January 1, 2023	2,461,317	$39.24
Exercised	(30,435)	33.00
Forfeited	(1,670)	43.19
Outstanding—March 31, 2023	2,429,212	39.31
Vested—March 31, 2023	1,232,631	34.82

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the changes in the Company’s restricted stock units during the three months ended March 31, 2023:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2023	252,719	$43.02
Forfeited	(295)	45.15
Outstanding—March 31, 2023	252,424	43.01

In connection with the IPO, the Company granted market-based stock options to purchase an aggregate of 155,000 shares of Class A common stock that would have vested on the fifth anniversary of the IPO if the 90-day VWAP within such five year period immediately following the IPO reaches at least $100.00. In March 2022, these stock options were modified whereby the stock options will vest in July 2024, the sixth anniversary of the pricing of the Company’s IPO, with vesting based on the highest 90-day VWAP prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between. The vested stock options can only be exercised in accordance with the following schedule: (i) a total of 25% of the vested stock options may be exercised on and following the date of vesting, (ii) an additional 25% (for a total of 50%) of the vested stock options may be exercised on and following the first anniversary of the date of vesting in July 2025, and (iii) an additional 50% (for a total of 100%) of the vested stock options may be exercised on and following the second anniversary of the date of vesting in July 2026. In connection with the modification, the Company will recognize incremental non-cash equity compensation expense of $518, less any forfeitures, from the modification date through July 2026. These market-based stock options will also vest upon a change of control linearly based on the share price used in the transaction with 100% vesting if the price used is $110.00 or more, 0% vesting if the price used is equal to or less than $33.00, and linear interpolation in between.

The Company recognized $1,992 and $2,546 of non-cash equity compensation expense in relation to stock options and restricted stock units during the three months ended March 31, 2022 and 2023, respectively.

Focus LLC Restricted Common Units and Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC restricted common units during the three months ended March 31, 2023:

Weighted
	Restricted	Average
	Common	Grant Date
	Units	Fair Value
Outstanding—January 1, 2023	296,548	$45.78
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding—March 31, 2023	296,548	45.78

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the changes in Focus LLC incentive units during the three months ended March 31, 2023:

		Weighted
		Average
	Incentive	Hurdle
	Units	Price
Outstanding—January 1, 2023	16,602,886	$26.86
Granted	—	—
Forfeited	—	—
Outstanding—March 31, 2023	16,602,886	26.86
Vested—March 31, 2023	11,041,925	22.19

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at March 31, 2023 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	708,107	708,107
11.00	813,001	813,001
12.00	513,043	513,043
13.00	540,000	540,000
14.00	10,098	10,098
16.00	45,191	45,191
17.00	20,000	20,000
19.00	527,928	527,928
21.00	3,017,692	3,017,692
22.00	796,417	796,417
23.00	524,828	524,828
26.26	12,500	6,250
27.00	12,484	12,484
27.90	1,890,440	1,395,592
28.50	1,424,225	1,424,225
30.48	30,000	20,000
33.00	3,617,500	7,500
36.64	30,000	30,000
37.59	508,145	—
43.07	60,000	20,000
43.50	30,000	30,000
44.71	806,324	406,279
58.50	662,277	170,604
	16,602,886	11,041,925

In connection with the IPO, Focus LLC granted 3,845,000 market-based incentive units with a hurdle rate of $33.00 that would have vested on the fifth anniversary of the IPO if the 90-day VWAP within such five year period immediately following the IPO reaches at least $100.00. In March 2022, these incentive units were modified whereby the incentive units will vest in July 2024, the sixth anniversary of the pricing of the Company’s IPO, with vesting based on the highest 90-day VWAP prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between. The vested incentive units can only be exchanged for Class A common stock in accordance with the following schedule: (i) a total of 25% of the vested incentive units may be exchanged on and following the date of vesting, (ii) an additional 25% (for a total of 50%) of the vested incentive units may be exchanged on and following the first anniversary of the date of vesting in July 2025, and (iii) an additional 50% (for a total of 100%) of the vested incentive units may be exchanged on and following the second anniversary of the date of vesting in July 2026. In connection with the modification, the Company will recognize incremental non-cash equity compensation expense of $10,144, less any forfeitures, from the modification date through July 2024, the sixth anniversary of the IPO. These market-based incentive units will also vest upon a change of control linearly based on the share price used in the transaction with 100% vesting if the price used is $110.00 or more, 0% vesting if the price used is equal to or less than $33.00, and linear

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

interpolation in between, except as governed by the employment agreements entered into with the Company’s executive officers.

The Company recorded $4,715 and $5,365 in total non-cash equity compensation expense for incentive units and restricted common units during the three months ended March 31, 2022 and 2023, respectively.

10. INCOME TAXES

The effective tax rate for the three months ended March 31, 2023 was 72.8% as compared to 29.8% for the year ended December 31, 2022. Income tax benefit for the three months ended March 31, 2023 includes a discrete tax benefit of approximately $2,257 attributable to certain significant unusual or infrequent items excluded from the computation of the estimated annual effective tax rate. Income tax benefit for the three months ended March 31, 2023 is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC and reflects an estimated valuation allowance for deferred tax assets relating to business interest carryforwards. The allocable portion of taxable income primarily differs from the net income (loss) attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the uncertainty regarding the Company’s ability to utilize certain deferred tax assets in the future, the Company included a valuation allowance in its estimated annual effective tax rate at March 31, 2023 against certain of its deferred tax assets, which more than likely will not be realized.

During the three months ended March 31, 2023, there were no changes to the Company’s uncertain tax positions.

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

As of March 31, 2023, the Company had recorded a liability of $215,013 relating to the TRA obligations. Future payments under the Tax Receivable Agreements in respect of future exchanges of Focus LLC units for shares of Class A common stock will be in addition to the amount recorded. During the three months ended March 31, 2023, payments totaling $9,598 were made under the Tax Receivable Agreements.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

12. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2022 and March 31, 2023, the Company had recorded no liabilities in connection with this right.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2022 and March 31, 2023, a significant portion of cash and cash equivalents were held at a single institution.

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

Litigation Relating to the Merger—On March 28, 2023, Mark “Mickey” Segal and KSFB Management, LLC (“KSFB”), the management company for certain Focus LLC subsidiaries (the “NKSFB Subsidiaries”), brought an action against Focus LLC and Goldman Sachs in the Supreme Court of the State of California. The complaint alleges, among other things, that Focus LLC and Goldman Sachs’ efforts in respect of a potential sale of the Company to CD&R violated certain duties and obligations owed to Mr. Segal and KSFB in connection with a separate potential transaction involving the sale of the NKSFB Subsidiaries and KSFB. Mr. Segal and KSFB are seeking unspecified damages. The Company believes the action is without merit and intends to vigorously contest all allegations. Additional lawsuits arising out of or relating to the Merger Agreement and the transactions contemplated thereby may be filed in the future.

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

13. CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2022	2023
Supplemental disclosures of cash flow information—cash paid for:
Interest	$16,506	$41,361
Income taxes	$10,066	$6,553
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$—	$101,228

14. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third party payments associated with the use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three months ended March 31, 2022 and 2023, the Company recognized expenses of $1,095 and $1,078, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

Certain Company employees perform outsourced accounting services to an affiliated entity. In connection with these services, the Company recognized revenues of $3,268 and $3,324 during the three months ended March 31, 2022 and 2023, respectively.

At March 31, 2023, affiliates of certain holders of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2023.

Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events, including with respect to the pending Merger. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” “continue,” “will” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 16, 2023, and in our other filings with the SEC. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to complete the proposed Merger on the terms and timeline anticipated, or at all, the effect of the pendency of the Merger on our business or business relationships, including our ability to maintain relationships with our partner firm clients and other parties and principals and employees and management’s attention to day-to-day operations of our business, and other risks and uncertainties related to the Merger that may affect future results;
●	fluctuations in wealth management fees;
●	our reliance on our partner firms and the principals who manage their businesses;
●	our ability to make successful acquisitions;
●	unknown liabilities of or poor performance by acquired businesses;
●	harm to our reputation;
●	our inability to facilitate smooth succession planning at our partner firms;
●	our inability to compete;
●	our reliance on key personnel and principals;
●	our inability to attract, develop and retain talented wealth management professionals;
●	our inability to retain clients following an acquisition;

●	our reliance on key vendors;
●	write down of goodwill and other intangible assets;
●	our failure to maintain and properly safeguard an adequate technology infrastructure;
●	cyber-attacks and other disruptions;
●	our inability to recover from business continuity problems;
●	inadequate insurance coverage;
●	the termination of management agreements by management companies;
●	our inability to generate sufficient cash to service all of our indebtedness or our ability to access additional capital;
●	the failure of our partner firms to comply with applicable U.S. and non-U.S. regulatory requirements and the highly regulated nature of our business;
●	worsening economic conditions, including inflation, in the United States or internationally;
●	wars or other geopolitical conflict;
●	changes to laws and regulations;
●	legal proceedings and governmental inquiries, including any shareholder litigation related to the proposed Merger; and
●	other factors discussed in this Quarterly Report on Form 10-Q, including in Part II, Item 1A. “Risk Factors”.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. Our forward-looking statements speak only as of the date of this Quarterly Report or as of the date as of which they are made. Except as required by applicable law, including federal securities laws, we do not intend to update or revise any forward-looking statements.

Overview

We are a leading partnership of independent, fiduciary wealth management firms operating in the highly fragmented registered investment advisor (“RIA”) industry, with a footprint of 90 partner firms primarily in the United States. We have achieved this market leadership by positioning ourselves as the partner of choice for many firms in an industry where a number of secular trends are driving consolidation. Our partner firms primarily service ultra-high net worth and high net worth individuals and families by providing highly differentiated and comprehensive wealth management services. Our partner firms benefit from our intellectual and financial resources, operating as part of a scaled business model with aligned economic interests, while retaining their entrepreneurial culture and independence.

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

Since 2006, when we began revenue-generating and acquisition activities, we have created a partnership of 90 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues of approximately $2.1 billion for the year ended December 31, 2022 and approximately $557.5 million for the three months ended March 31, 2023. For the year ended December 31, 2022 and the three months ended March 31, 2023, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and primarily expanded our international footprint into Australia, Canada, Switzerland and the United Kingdom.

Recent Developments - Agreement and Plan of Merger

On February 27, 2023, Focus Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Focus Inc., Focus LLC and Ferdinand FFP Acquisition, LLC, a Delaware limited liability company (“Parent”) that is affiliated with Clayton, Dubilier & Rice, LLC (“CD&R”) and Stone Point Capital LLC (“Stone Point”) and certain other entities affiliated with Parent pursuant to which Focus Inc. is to be acquired by affiliates of CD&R in an all-cash transaction (the “Merger”). Affiliates of Stone Point will retain a portion of their investment in Focus Inc. and provide new equity financing as part of the Merger. Subject to the terms and conditions of the Merger Agreement, each share of the Company’s Class A common stock will receive $53 in cash per share and each share of the Company’s Class B common stock will be cancelled. If the Merger is consummated, the Company will cease to be publicly-traded. A special committee (the “Special Committee”) of the board of directors of the Company (the “Board”), comprised solely of disinterested and independent members of the Board, unanimously recommended that the Board approve the Merger Agreement and the transactions contemplated thereby and recommend that the shareholders of the Company vote in favor of adoption of the Merger Agreement. The Board, acting on the Special Committee’s recommendation, unanimously approved the Merger Agreement and the transactions contemplated thereby and recommended that the shareholders of the Company vote to adopt and approve the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including approval by holders of a majority of the shares held by the shareholders other than CD&R, Stone Point and certain of their affiliates and portfolio companies and persons who are “officers” of Focus Inc. within the meaning of Rule 16a-1(f) of the Securities Exchange Act of 1934. The Merger is expected to close in the third quarter of 2023. However, the Company cannot assure completion of the Merger by any particular date, if at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.

For more information, please refer to Note 1 to our unaudited condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2022		2023
		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)
Wealth management fees	$515,179	96.0%	$533,889	95.8%
Other	21,388	4.0%	23,618	4.2%
Total revenues	$536,567	100.0%	$557,507	100.0%

During the three months ended March 31, 2023, our wealth management fees were impacted by the acquisition of a new partner firm (Spectrum Wealth Management) and the growth of existing partner firms, which includes the acquisitions of wealth management practices by our existing partner firms. During the three months ended March 31, 2023, our partner firms completed 11 acquisitions consisting of business acquisitions accounted for in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 805: Business Combinations.

See Note 4 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

For the three months ended March 31, 2023, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Additionally, we estimate that approximately 25.4% of our revenues for the three months ended March 31, 2023, respectively, were not directly correlated to the financial markets. Of the approximately 74.6% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for the three months ended March 31, 2023, we estimate that approximately 64.8% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 64.8% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

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

Selling, General and Administrative

Selling, general and administrative expenses include rent, insurance premiums, professional fees, travel and entertainment, Merger-related expenses and other costs.

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

Business Acquisitions

We completed 12 business acquisitions during the three months ended March 31, 2023, consisting of a new partner firm acquisition and acquisitions by partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

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

The following table summarizes our business acquisitions for the three months ended March 31, 2023 (dollars in thousands):

Number of business acquisitions closed	12
Consideration:
Cash due at closing	$85,077
Cash due subsequent to closing at net present value	3,313
Fair market value of Focus LLC common units issued at closing	36,973
Fair market value of estimated contingent consideration	101,228
Total consideration	$226,591

During the three months ended March 31, 2023, our acquisitions have been paid for with a combination of cash on hand, cash generated by our operations, borrowings under the Credit Facility and Focus LLC common units.

Recent New Partner Firm Acquisition Development

On May 1, 2023, we completed a new partner firm business acquisition (accounted for in accordance with ASC Topic 805: Business Combinations). The Acquired Base Earnings associated with the acquisition of the new partner firm is $11.1 million.

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three months ended March 31, 2022 and 2023 include the following:

	Three Months Ended
	March 31,
	2022	2023

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$536,567	$557,507
Revenue growth (1) from prior period	36.1%	3.9%
Organic revenue growth (2) from prior period	22.0%	0.3%
Management Fees Metrics (operating expense):
Management fees	$137,839	$124,594
Management fees growth (3) from prior period	35.0%	(9.6)%
Organic management fees growth (4) from prior period	21.6%	(11.1)%
Net Income (loss) Metrics:
Net income (loss)	$39,082	$(6,977)
Net income (loss) growth from prior period	*	*
Income (loss) per share of Class A common stock:
Basic	$0.45	$(0.01)
Diluted	$0.44	$(0.22)
Income (loss) per share of Class A common stock growth from prior period:
Basic	*	*
Diluted	*	*
Adjusted EBITDA Metrics:
Adjusted EBITDA (5)	$135,080	$132,518
Adjusted EBITDA growth (5) from prior period	33.7%	(1.9)%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)	$83,073	$60,124
Adjusted Net Income Excluding Tax Adjustments growth (5) from prior period	30.9%	(27.6)%
Tax Adjustments
Tax Adjustments (5)(6)	$14,813	$17,378
Tax Adjustments growth from prior period (5)(6)	41.2%	17.3%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)	$0.98	$0.69
Tax Adjustments Per Share (5)(6)	$0.18	$0.20
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5) from prior period	22.5%	(29.6)%
Tax Adjustments Per Share growth from prior period (5)(6)	38.5%	11.1%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (5)	84,579,820	86,844,405
Other Metrics:
Net Leverage Ratio (7) at period end	3.84x	4.41x
Acquired Base Earnings (8)	$—	$1,731
Number of partner firms at period end (9)	84	89

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.

(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(6)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of March 31, 2023, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $69,644.
(7)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the first lien term loan A (the “First Lien Term Loan A”), first lien term loan B (the “First Lien Term Loan B” and together with the “First Lien Term Loan A,” the “First Lien Term Loan”), and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
(8)	The terms of our management agreements entitle the management companies to management fees typically consisting of all future EBPC of the acquired wealth management firm in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Acquired Base Earnings is equal to our collective preferred position in Base Earnings or comparable measures. We are entitled to receive these earnings notwithstanding any earnings that we are entitled to receive in excess of Target Earnings. Base Earnings may change in future periods for various business or contractual matters. For example, from time to time when a partner firm consummates an acquisition, the management agreement among the partner firm, the management company and the principals is amended to adjust Base Earnings and Target Earnings to reflect the projected post-acquisition earnings of the partner firm.

(9)	Represents the number of partner firms on the last day of the period presented.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income (loss) excluding interest income, interest expense, income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, other expense-net and Merger-related expenses, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

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

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2022 and 2023:

	Three Months Ended
	March 31,
	2022	2023

	(in thousands)
Net income (loss)	$39,082	$(6,977)
Interest income	(3)	(464)
Interest expense	17,616	43,929
Income tax expense (benefit)	15,617	(18,703)
Amortization of debt financing costs	1,101	1,105
Intangible amortization	60,276	71,786
Depreciation and other amortization	3,633	3,967
Non‑cash equity compensation expense	6,707	7,911
Non‑cash changes in fair value of estimated contingent consideration	(8,985)	16,488
Other expense—net	36	2,725
Merger-related expenses (1)	—	10,751
Adjusted EBITDA	$135,080	$132,518

(1) Represents costs incurred in conjunction with the Merger. For more information, please refer to Note 1 to our unaudited condensed consolidated financial statements.

Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share

We analyze our performance using Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share. Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are non GAAP measures. We define Adjusted Net Income Excluding Tax Adjustments as net income (loss) excluding income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration and Merger-related expenses, if any. The calculation of Adjusted Net Income Excluding Tax Adjustments also includes adjustments to reflect a pro forma 27% income tax rate reflecting the estimated U.S. federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business and is used for comparative purposes. The actual effective income tax rate, in current or future periods, may differ significantly from the pro forma income tax rate of 27%.

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

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income (loss) to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share for the three months ended March 31, 2022 and 2023:

	Three Months Ended March 31,
	2022	2023

	(dollars in thousands, except per share data)
Net income (loss)	$39,082	$(6,977)
Income tax expense (benefit)	15,617	(18,703)
Amortization of debt financing costs	1,101	1,105
Intangible amortization	60,276	71,786
Non‑cash equity compensation expense	6,707	7,911
Non‑cash changes in fair value of estimated contingent consideration	(8,985)	16,488
Merger-related expenses (1)	—	10,751
Subtotal	113,798	82,361
Pro forma income tax expense (27%) (2)	(30,725)	(22,237)
Adjusted Net Income Excluding Tax Adjustments	$83,073	$60,124
Tax Adjustments (3)	$14,813	$17,378
Adjusted Net Income Excluding Tax Adjustments Per Share	$0.98	$0.69
Tax Adjustments Per Share (3)	$0.18	$0.20
Adjusted Shares Outstanding	84,579,820	86,844,405

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (4)	65,331,370	65,940,004
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options and restricted stock units (5)	436,093	443,542
Weighted average Focus LLC common units outstanding (6)	11,621,814	12,072,890
Weighted average Focus LLC restricted common units outstanding (7)	193,625	296,548
Weighted average common unit equivalent of Focus LLC incentive units outstanding (8)	6,996,918	8,091,421
Adjusted Shares Outstanding	84,579,820	86,844,405

(1)	Represents costs incurred in conjunction with the Merger. For information, please refer to Note 1 to our unaudited condensed consolidated financial statements.
(2)	The pro forma income tax rate of 27% reflects the estimated U.S. federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business and is used for comparative purposes. The actual effective income tax rate, in current or future periods, may differ significantly from the pro forma income tax rate of 27%. The actual effective income tax rate is the percentage of income tax after taking into consideration various tax deductions, credits and limitations. Among other things, periods of increased interest expense and limits on our ability to deduct interest expense may, in current or future periods, contribute to an actual effective income tax rate that is less than or greater than the pro forma income tax rate of 27%.
(3)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of March 31, 2023, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $69,644.
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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2023

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2022 and 2023. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	March 31,
	2022	2023	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$515,179	$533,889	$18,710	3.6%
Other	21,388	23,618	2,230	10.4%
Total revenues	536,567	557,507	20,940	3.9%
Operating expenses:
Compensation and related expenses	181,800	206,416	24,616	13.5%
Management fees	137,839	124,594	(13,245)	(9.6)%
Selling, general and administrative	88,650	112,816	24,166	27.3%
Intangible amortization	60,276	71,786	11,510	19.1%
Non‑cash changes in fair value of estimated contingent consideration	(8,985)	16,488	25,473	*
Depreciation and other amortization	3,633	3,967	334	9.2%
Total operating expenses	463,213	536,067	72,854	15.7%
Income from operations	73,354	21,440	(51,914)	*
Other income (expense):
Interest income	3	464	461	* %
Interest expense	(17,616)	(43,929)	(26,313)	(149.4)%
Amortization of debt financing costs	(1,101)	(1,105)	(4)	(0.4)%
Other expense—net	(36)	(2,725)	(2,689)	*
Income from equity method investments	95	175	80	84.2%
Total other expense—net	(18,655)	(47,120)	(28,465)	(152.6)%
Income (loss) before income tax	54,699	(25,680)	(80,379)	*
Income tax expense (benefit)	15,617	(18,703)	(34,320)	*
Net income (loss)	$39,082	$(6,977)	$(46,059)	*
*	Not meaningful

Revenues

Wealth management fees increased $18.7 million, or 3.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. New partner firms added subsequent to the three months ended March 31, 2022 that are included in our results of operations for the three months ended March 31, 2023 include Azimuth Capital Investment Management, Octogone Holding, Icon Wealth Partners, FourThought Private Wealth, Beaumont Financial Partners and Spectrum Wealth Management. Additionally, our partner firms completed 29 acquisitions subsequent to the three months ended March 31, 2022. The new partner firms contributed approximately $17.4 million in revenue during the three months ended March 31, 2023. The balance of the increase of $1.3 million was due to the revenue growth at our existing partner firms, including Connectus, associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $2.2 million, or 10.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Other revenues from new partner firms was approximately $1.8 million.

Operating Expenses

Compensation and related expenses increased $24.6 million, or 13.5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase related to new partner firms was approximately $6.7 million. Non-cash equity compensation increased $1.2 million primarily from equity grants in 2022 and incremental non-cash equity compensation expense from the modification of certain equity awards in 2022. The balance of the increase of $16.7 million was due primarily to an increase in salaries and related expense of existing partner firms and partner firm-level acquisitions.

Management fees decreased $13.3 million, or 9.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Management fees are variable and a function of earnings during the period. The decrease principally resulted from a reduction in profitability splits with the management companies of $15.3 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was offset by an increase related to management fees for new partner firms of approximately $2.0 million.

Selling, general and administrative expenses increased $24.2 million, or 27.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. New partner firms added approximately $4.1 million. The balance of the increase of $20.1 million was due primarily to Merger-related expenses of $10.8 million and an increase in expenses related to information technology and travel and entertainment expenses related to our existing partner firms and partner firm-level acquisitions.

Intangible amortization increased $11.5 million, or 19.1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase related to new partner firms was approximately $4.6 million. The balance of the increase of $6.9 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration increased $25.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. During the three months ended March 31, 2023, the probability that certain contingent consideration payments would be achieved increased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in an increase in the fair value of the contingent consideration liability.

Other income (expense)

Interest expense increased $26.3 million, or 149.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was due primarily to higher average interest rates during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Other expense–net increased $2.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was due primarily to a partial write-off of an insurance receivable.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased $34.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, we recorded a tax benefit on loss before income tax based on an estimated annual effective tax rate, excluding Merger-related expenses which is a significant unusual or infrequent item. In addition, we recorded a discrete tax benefit of $2.3 million attributable to the Merger-related expenses, resulting in an effective tax rate of 72.8% for the three months ended March 31, 2023. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC and reflects an estimated valuation allowance for deferred tax assets relating to business interest carryforwards.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2023, we met our cash and liquidity needs primarily through cash on hand, cash generated by our operations and borrowings under our Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by cash generated by our operations and borrowings under our Credit Facility, especially for acquisition activities. If our acquisition activity continues at an accelerated pace, or for larger acquisition opportunities, we may decide to issue equity either as consideration or, if market conditions are favorable, in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

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

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. During the three months ended March 31, 2023, payments totaling $9.6 million were made under the Tax Receivable Agreements. As of March 31, 2023, we expect that future payments to the TRA holders that have already exchanged Focus LLC units will be $215.0 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2022 and 2023:

	Three Months Ended
	March 31,
	2022	2023	$ Change	% Change

	(dollars in thousands)
Cash provided by (used in):
Operating activities	$(4,642)	$(3,228)	$1,414	30.5%
Investing activities	(11,067)	(90,317)	(79,250)	*
Financing activities	21,740	53,901	32,161	147.9%
Cash and cash equivalents—end of period	317,034	100,199	(216,835)	(68.4)%

* Not meaningful

Operating Activities

Net cash used in operating activities includes net income (loss) adjusted for non-cash expenses such as intangible amortization, depreciation and other amortization, amortization of debt financing costs, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, other non-cash items and changes in cash resulting from changes in operating assets and liabilities. Operating assets and liabilities include receivables from our clients, prepaid expenses and other assets, accounts payable and accrued expenses, deferred revenues and other assets and liabilities.

Net cash used in operating activities decreased $1.4 million, or 30.5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily related to the timing of management fee payments which resulted in a decrease of payments to affiliates which was partially offset by an increase in prepaids and other assets and other working capital changes.

Investing Activities

Net cash used in investing activities increased $79.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was due primarily to an increase in cash paid for acquisitions and contingent consideration of $82.1 million based on increased acquisition activity offset in part by a decrease in investments and other, net of $5.2 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 increased $32.2 million, or 147.9%, compared to the three months ended March 31, 2022. The increase was primarily due to an increase in net borrowings from credit facilities of $48.2 million which was principally used to fund acquisitions, offset by increases in payments of contingent consideration of $4.4 million and deferred cash consideration of $12.5 million, respectively, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

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

	Trailing 4-Quarters Ended March 31,
	2022	2023

	(in thousands)
Net cash provided by operating activities (1)(2)	$275,148	$290,013
Purchase of fixed assets	(11,415)	(23,394)
Distributions for unitholders	(31,465)	(16,306)
Payments under tax receivable agreements	(4,167)	(9,598)
Adjusted Free Cash Flow	$228,101	$240,715

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended March 31, 2022 was $11.6 million, $20.4 million, $16.4 million and $23.1 million, respectively, totaling $71.5 million for the trailing 4-quarters ended March 31, 2022. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended March 31, 2023 was $18.2 million, $29.5 million, $6.1 million and $9.0 million, respectively, totaling $62.8 million for the trailing 4-quarters ended March 31, 2023. See Note 6 to our unaudited condensed consolidated financial statements for additional information.
(2)	A portion of deferred cash consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in financing cash outflows. Deferred cash consideration paid classified as operating cash outflows was $0.3 million for the three months ended March 31, 2023.

Credit Facilities

As of March 31, 2023, our credit facility (the “Credit Facility”) consisted of a $2.5 billion first lien term loan B (the “First Lien Term Loan B”), consisting of a $1.75 billion tranche A (“First Lien Term Loan B - Tranche A”) and $786.4 million tranche B (“First Lien Term Loan B - Tranche B”), a $240.0 million delayed draw first lien term loan A (the “First Lien Term Loan A”) and a $650.0 million first lien revolving credit facility (the “First Lien Revolver”).

The First Lien Term Loan B - Tranche A bears interest (at our option) at: (i) Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.25% with a 0.50% SOFR floor or (ii) the lender’s Base Rate (as defined in the Credit Facility) plus a margin of 2.25%. The First Lien Term Loan B - Tranche A requires quarterly installment repayments of $4.4 million and has a maturity date of June 2028. The debt was issued at a discount of 1.75% or $30.8 million which is being amortized to interest expense over the term of the First Lien Term Loan B - Tranche A. The First Lien Term Loan B - Tranche A also requires a prepayment penalty of 1%, of the then outstanding principal amount of the First Lien Term Loan B - Tranche A if repaid on or prior to May 28, 2023.

The First Lien Term Loan B - Tranche B bears interest (at our option) at: (i) SOFR plus a margin of 2.50% with a 0.50% SOFR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. The First Lien Term Loan B - Tranche B requires quarterly installment repayments of $2.0 million and has a maturity date of June 2028.

The First Lien Term Loan A bears interest (at our option) at: (i) SOFR plus a margin of 2.50% with a 0.50% SOFR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. The First Lien Term Loan A has a nine month delayed draw feature, which expires in August 2023. The delayed draw feature has a ticking fee with respect to the undrawn commitments with (i) no fee from 0-60 days from November 28, 2022 (the “Closing Date”), (ii) 50% of the interest rate margin for the First Lien Term Loan A from 61-120 days of the Closing Date and (iii) 100% of the interest rate margin for the First Lien Term Loan A after 121 days of the Closing Date. The First Lien Term Loan A, when drawn, will be issued at a discount of 1.50% which will be amortized to interest expense over the remaining term from the date that it is drawn. When drawn, the First Lien Term Loan A will require quarterly installment repayments equal to 0.25% in 2023, 0.50% in 2024 and 2025, 1.25% in 2026 and 1.875% in 2027. In December 2022, $20.0 million was borrowed under the First Lien Term Loan A at a discount of $300.0 thousand with quarterly installment repayments of $50.0 thousand. During the three months ended March 31, 2023, $100.0 million was borrowed under the First Lien Term Loan A at a discount of $1.5 million with quarterly installment repayments of $250.0 thousand. The First Lien Term Loan A has a maturity date of November 2027.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At March 31, 2023, our First Lien Leverage Ratio was 4.41:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $580.2 million at March 31, 2023. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2022. Based on the excess cash flow calculation for the year ended December 31, 2022, no contingent principal payments are required to be made in 2023.

We defer and amortize our debt financing costs and unamortized discount over the respective terms of the borrowings. The debt financing costs related to the First Lien Term Loan B and First Lien Term Loan A are recorded as a reduction of the carrying amounts of the respective borrowings in the consolidated balance sheets. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs-net in the consolidated balance sheets.

At March 31, 2023, outstanding stated value borrowings under the Credit Facility were approximately $2.7 billion. The weighted-average interest rate for outstanding borrowings was approximately 6% for the three months ended March 31, 2023. As of March 31, 2023, the First Lien Revolver available unused commitment line was $639.9 million. At March 31, 2023, we had outstanding letters of credit in the amount of $10.1 million bearing interest at an annual rate of approximately 2%.

At March 31, 2023, we had three floating to fixed SOFR interest rate swap agreements (“SOFR Swaps”) with notional amounts of $400.0 million, $250.0 million and $200.0 million, the terms of which provide that we pay interest to the counterparty each month at a rate of 0.619%, 0.447% and 0.440%, respectively, and receive interest from each of the counterparties each month at the 1 month USD Term SOFR rate, subject to a 0.50% floor.

The SOFR Swaps effectively fix the variable interest rate applicable to the first $850.0 million of the Company’s variable interest rate borrowings outstanding. The Company designated these swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on this portion of its borrowings. Our First Lien Term Loan uses SOFR as a benchmark for establishing the interest rate.

In April 2023, the Company entered into two forward starting floating to fixed SOFR Swaps (the “Forward Swaps”) with notional amounts of $250.0 million and $250.0 million that commence in April 2024. The terms of the Forward Swaps provide that we pay interest to the counterparty each month at a rate of 3.157% and 3.176%, respectively, and receive interest from each of the counterparties each month at the 1 month USD Term SOFR rate, subject to a 0.50% floor. The term for the Forward Swaps is four years and expires in April 2028.

Critical Accounting Policies

As of March 31, 2023, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the three months ended March 31, 2023, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into SOFR Swaps to manage interest rate exposure in connection with our variable interest rate borrowings. As of March 31, 2023, we had total stated value borrowings outstanding under our Credit Facility of approximately $2.7 billion. At March 31, 2023, interest payments associated with $850 million of these borrowings was effectively converted to a fixed rate through the use of SOFR Swaps and interest on the remaining borrowings under our Credit Facility remained subject to variable rates based on SOFR. If 1 month USD Term SOFR was 1.0% higher during the three months ended March 31, 2023, our interest expense would have increased by approximately $4.4 million.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Relating to the Merger

On March 28, 2023, Mark “Mickey” Segal and KSFB Management, LLC (“KSFB”), the management company for certain Focus LLC subsidiaries (the “NKSFB Subsidiaries”), brought an action against Focus LLC and Goldman Sachs in the Supreme Court of the State of California. The complaint alleges, among other things, that Focus LLC and Goldman Sachs’ efforts in respect of a potential sale of the Company to CD&R violated certain duties and obligations owed to Mr. Segal and KSFB in connection with a separate potential transaction involving the sale of the NKSFB Subsidiaries and KSFB. Mr. Segal and KSFB are seeking unspecified damages. The Company believes the action is without merit and intends to vigorously contest all allegations.

Additional lawsuits arising out of or relating to the Merger Agreement and the transactions contemplated thereby may be filed in the future.

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there has been no material change in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks, as updated below, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.

Consummation of the Merger is subject to the satisfaction or, if permitted by law, waiver by Parent, Focus Inc. or both of a number of conditions, including among other customary closing conditions that (a) Merger Agreement be adopted by the affirmative vote of (i) the holders of a majority in voting power of the outstanding shares of our common stock, voting together as a single class, and entitled to vote thereon and (ii) the holders of a majority in voting power of the outstanding shares of our common stock beneficially owned by shareholders other than CD&R, Stone Point and certain of their affiliates and portfolio companies and persons who are “officers” of Focus Inc. within the meaning of Rule 16a-1(f) of the Exchange Act, voting together as a single class, and entitled to vote thereon, (b) the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired or been terminated and the necessary approvals, clearances or expirations of waiting periods under certain other antitrust, foreign direct investment and other laws have been obtained or deemed obtained as a result of the expiry of applicable waiting periods, (c) no court or other governmental authority has enacted, announced, issued, promulgated, enforced or entered into any law that restrains, enjoins, renders illegal or otherwise prohibits consummation of the Merger and (d) the absence of a material adverse effect since the date of the Merger Agreement. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to certain materiality qualifiers).  The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.

The Merger Agreement was unanimously approved by our board of directors, based on the recommendation of a special committee of the board of directors. The description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 28, 2023.

Failure to complete the Merger could adversely affect the stock price and future business and financial results of the Company.

There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed within the expected timeframe or at all, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) upon termination of the Merger Agreement under specified circumstances, Focus Inc. is required to pay Parent a termination fee of up to $150.3 million; (ii) the Company will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes; (iii) under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to the closing of the Merger, which may adversely affect its ability to execute certain of its business strategies; (iv) principals of our partner firms and employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract, retain and motivate key personnel and employees and (v) the attention of management may be directed to transaction related considerations and maybe diverted from day-to-day operations of the business.

If the Merger is not completed, these risks could materially affect the business and financial results of the Company and its stock price, including to the extent that the current market price of the Company’s common stock is positively affected by a market assumption that the Merger will be completed.

While the Merger is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.

In connection with the pending Merger, some partner firm clients, vendors or other third parties of the Company may react unfavorably, including terminating, delaying or renegotiating their business relationships or transactions with the Company, which could adversely affect the revenues, earnings and cash flows, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, the Company may be unable (without the other party’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause the Company to forego certain opportunities it might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for the Company to effectively retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management.

The Company will incur substantial transaction fees and merger-related costs in connection with the Merger that could adversely affect the business and operations of the Company if the Merger is not completed.

The Company has incurred and expects to incur non-recurring transaction fees, which include legal and advisory fees and substantial merger-related costs associated with completing the Merger, and which could adversely affect the business operations of the Company if the Merger is not completed.

Litigation against the Company, CD&R, Stone Point or the members of their respective governing bodies, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

It is a condition to the Merger that no injunction or other order preventing the consummation of the Merger shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect the operations of the Company. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

If the Merger is not consummated by November 27, 2023, either the Company or Parent may terminate the Merger Agreement, subject to certain exceptions.

Either the Company or Parent may terminate the Merger Agreement if the Merger has not been consummated by November 27, 2023. However, this termination right will not be available to a party if that party breached any representation, warranty, covenant or agreement under the Merger Agreement and that breach was the proximate cause of the failure of the Merger to be consummated on time. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by November 27, 2023, the Company will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2023, Focus LLC issued 712,941 common units and we issued a corresponding number of shares of Class B common stock in connection with an acquisition.

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
2.1+

Agreement and Plan of Merger, dated as of February 27, 2023, by and among Focus Financial Partners Inc., Ferdinand FFP Acquisition, LLC, Ferdinand FFP Merger Sub 1, Inc., Ferdinand FFP Merger Sub 2, LLC, and Focus Financial Partners, LLC.(2)

3.1	Amended and Restated Certificate of Incorporation of Focus Financial Partners Inc.(1)
3.2	Amended and Restated Bylaws of Focus Financial Partners Inc.(1)
10.1

Support Agreement, dated as of February 27, 2023, by and among Trident FFP L.P., Trident VI, L.P., Trident VI Parallel Fund, L.P., Trident VI DE Parallel Fund, L.P., Focus Financial Partners Inc., and Ferdinand FFP Acquisition, LLC and certain of its affiliates.(2)

10.2	Form of TRA Waiver and Exchange Agreement (2)
10.20	Amendment No. 12 to First Lien Credit Agreement, dated as of March 30, 2023, by among Focus LLC, as borrower and Royal Bank of Canada, as term administrative agent (3)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the inline XBRL document.
*	Filed or furnished herewith.
+	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on July 31, 2018.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-38604) filed with the SEC on February 28, 2023.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 10-K/A (File No. 001-38604) filed with the SEC on April 19, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FOCUS FINANCIAL PARTNERS INC.

Date: May 4, 2023	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)