Form 10-Q
period 2023-06-30
Focus Financial Partners Inc.
filed 2023-08-03
CIK 1651052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of July 31, 2023, the registrant had 66,018,464 shares of Class A common stock and 12,540,262 shares of Class B common stock outstanding.

FOCUS FINANCIAL PARTNERS INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,	June 30,
	2022	2023
ASSETS
Cash and cash equivalents	$139,973	$137,040
Accounts receivable less allowances of $3,862 at 2022 and $4,349 at 2023	217,219	236,790
Prepaid expenses and other assets	151,356	206,983
Fixed assets—net	54,748	56,796
Operating lease assets	258,697	269,592
Debt financing costs—net	7,590	6,818
Deferred tax assets—net	230,130	238,677
Goodwill	2,167,917	2,310,675
Other intangible assets—net	1,639,124	1,757,799
TOTAL ASSETS	$4,866,754	$5,221,170
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable	$12,213	$13,605
Accrued expenses	80,679	97,443
Due to affiliates	70,974	40,999
Deferred revenue	10,726	9,826
Contingent consideration and other liabilities	335,033	523,568
Deferred tax liabilities	29,579	46,587
Operating lease liabilities	288,895	302,861
Borrowings under credit facilities (stated value of $2,563,970 and $2,650,818 at December 31, 2022 and June 30, 2023, respectively)	2,510,749	2,600,437
Tax receivable agreements obligations	224,611	215,013
TOTAL LIABILITIES	3,563,459	3,850,339
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Class A common stock, par value $0.01, 500,000,000 shares authorized; 65,929,644 and 66,015,587 shares issued and outstanding at December 31, 2022 and June 30, 2023, respectively	659	660
Class B common stock, par value $0.01, 500,000,000 shares authorized; 11,827,321 and 12,540,262 shares issued and outstanding at December 31, 2022 and June 30, 2023, respectively	118	125
Additional paid-in capital	918,044	913,612
Retained earnings	116,779	148,324
Accumulated other comprehensive income	18,318	18,606
Total shareholders' equity	1,053,918	1,081,327
Non-controlling interest	249,377	289,504
Total equity	1,303,295	1,370,831
TOTAL LIABILITIES AND EQUITY	$4,866,754	$5,221,170

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of operations

(In thousands, except share and per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2023	2022	2023
REVENUES:
Wealth management fees	$517,421	$555,574	$1,032,600	$1,089,463
Other	21,790	28,231	43,178	51,849
Total revenues	539,211	583,805	1,075,778	1,141,312
OPERATING EXPENSES:
Compensation and related expenses	178,131	208,532	359,931	414,948
Management fees	136,802	139,035	274,641	263,629
Selling, general and administrative	94,771	114,991	183,421	227,807
Intangible amortization	64,649	74,623	124,925	146,409
Non-cash changes in fair value of estimated contingent consideration	(42,757)	6,076	(51,742)	22,564
Depreciation and other amortization	3,805	4,053	7,438	8,020
Total operating expenses	435,401	547,310	898,614	1,083,377
INCOME FROM OPERATIONS	103,810	36,495	177,164	57,935
OTHER INCOME (EXPENSE):
Interest income	17	639	20	1,103
Interest expense	(19,892)	(48,341)	(37,508)	(92,270)
Amortization of debt financing costs	(949)	(1,115)	(2,050)	(2,220)
Other expense—net	(1,451)	(229)	(1,487)	(2,954)
Income from equity method investments	11	354	106	529
Total other expense—net	(22,264)	(48,692)	(40,919)	(95,812)
INCOME (LOSS) BEFORE INCOME TAX	81,546	(12,197)	136,245	(37,877)
INCOME TAX EXPENSE (BENEFIT)	32,228	(41,279)	47,845	(59,982)
NET INCOME	49,318	29,082	88,400	22,105
Non-controlling interest	(16,235)	3,095	(26,215)	9,440
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$33,083	$32,177	$62,185	$31,545
Income (loss) per share of Class A common stock:
Basic	$0.51	$0.49	$0.95	$0.48
Diluted	$0.50	$(0.10)	$0.95	$(0.32)
Weighted average shares of Class A common stock outstanding:
Basic	65,389,642	65,999,323	65,360,667	65,969,827
Diluted	65,596,377	85,668,061	65,682,081	85,144,280

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of comprehensive income

(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2023	2022	2023
Net income	$49,318	$29,082	$88,400	$22,105
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(11,175)	3,729	(7,425)	3,290
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	5,335	4,145	24,101	(2,904)
Comprehensive income	43,478	36,956	105,076	22,491
Less: Comprehensive (income) loss attributable to non-controlling interest	(15,005)	1,192	(30,061)	9,342
Comprehensive income attributable to common shareholders	$28,473	$38,148	$75,015	$31,833

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of cash flows

(In thousands)

	For the six months ended
	June 30,
	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,400	$22,105
Adjustments to reconcile net income to net cash provided by operating activities—net of effect of acquisitions:
Intangible amortization	124,925	146,409
Depreciation and other amortization	7,438	8,020
Amortization of debt financing costs	2,050	2,220
Non-cash equity compensation expense	14,210	15,599
Non-cash changes in fair value of estimated contingent consideration	(51,742)	22,564
Income from equity method investments	(106)	(529)
Distributions received from equity method investments	776	681
Deferred taxes and other non-cash items	29,576	(7,249)
Changes in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(9,398)	(16,985)
Prepaid expenses and other assets	(9,776)	(60,847)
Accounts payable	4,778	818
Accrued expenses	21,446	17,551
Due to affiliates	(51,962)	(30,000)
Contingent consideration and other liabilities	(40,201)	(11,420)
Deferred revenue	(1,122)	(2,116)
Net cash provided by operating activities	129,292	106,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and contingent consideration—net of cash acquired	(252,056)	(140,265)
Purchase of fixed assets	(6,429)	(9,468)
Investments	(5,232)	(500)
Net cash used in investing activities	(263,717)	(150,233)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	100,000	98,500
Repayments of borrowings under credit facilities	(12,348)	(13,152)
Payments in connection with tax receivable agreements	(3,856)	(9,598)
Contingent consideration paid	(21,397)	(22,186)
Payments of deferred cash consideration	—	(12,505)
Payments of debt financing costs	(1,111)	—
Proceeds from exercise of stock options	422	3,067
Equity awards withholding	—	(704)
Distributions for unitholders	(15,956)	(3,172)
Other	375	—
Net cash provided by financing activities	46,129	40,250
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,339)	229
CHANGE IN CASH AND CASH EQUIVALENTS	(89,635)	(2,933)
CASH AND CASH EQUIVALENTS:
Beginning of period	310,684	139,973
End of period	$221,049	$137,040

See Note 13 for supplemental cash flow disclosure

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Three months ended June 30, 2022 and 2023

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total Equity
Balance at April 1, 2022	65,362,389	$653	11,601,814	$116	$865,857	$54,097	$20,469	$941,192	$241,426	$1,182,618
Net income	—	—	—	—	—	33,083	—	33,083	16,235	49,318
Issuance of units in connection with an acquisition	—	—	512,290	5	—	—	—	5	—	5
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	80,000	1	(80,000)	(1)	3,016	—	—	3,016	—	3,016
Change in non-controlling interest allocation	—	—	—	—	40,862	—	—	40,862	(21,610)	19,252
Non-cash equity compensation expenses	—	—	—	—	2,105	—	—	2,105	—	2,105
Currency translation adjustment-net of tax	—	—	—	—	—	—	(8,823)	(8,823)	(2,352)	(11,175)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	4,213	4,213	1,122	5,335
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(1,618)	—	—	(1,618)	—	(1,618)
Balance at June 30, 2022	65,442,389	$654	12,034,104	$120	$910,222	$87,180	$15,859	$1,014,035	$234,821	$1,248,856

Balance at April 1, 2023	65,960,079	$660	12,540,262	$125	$907,591	$116,147	$12,635	$1,037,158	$289,612	$1,326,770
Net income	—	—	—	—	—	32,177	—	32,177	(3,095)	29,082
Exercise of stock options	55,508	—	—	—	2,062	—	—	2,062	—	2,062
Change in non-controlling interest allocation	—	—	—	—	2,551	—	—	2,551	1,084	3,635
Non-cash equity compensation expenses	—	—	—	—	2,442	—	—	2,442	—	2,442
Currency translation adjustment-net of tax	—	—	—	—	—	—	2,827	2,827	902	3,729
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	3,144	3,144	1,001	4,145
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(1,034)	—		(1,034)	—	(1,034)
Balance at June 30, 2023	66,015,587	$660	12,540,262	$125	$913,612	$148,324	$18,606	$1,081,327	$289,504	$1,370,831

See notes to unaudited condensed consolidated financial statements

FOCUS FINANCIAL PARTNERS INC.

Unaudited condensed consolidated statements of changes in equity

Six months ended June 30, 2022 and 2023

(In thousands, except share amounts)

							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total Equity
Balance at January 1, 2022	65,320,124	$653	11,439,019	$114	$841,753	$24,995	$3,029	$870,544	$246,864	$1,117,408
Net income	—	—	—	—	—	62,185	—	62,185	26,215	88,400
Issuance of units in connection with an acquisition and contingent consideration	—	—	700,085	7	—	—	—	7	—	7
Issuance (cancellation) of common stock in connection with exercise of Focus LLC common unit exchange rights	105,000	1	(105,000)	(1)	4,123	—	—	4,123	—	4,123
Issuance of common stock in connection with exercise of Focus LLC incentive unit exchange rights	1,956	—	—	—	87	—	—	87	—	87
Exercise of stock options	15,309	—	—	—	422	—	—	422	—	422
Change in non-controlling interest allocation	—	—	—	—	64,609	—	—	64,609	(42,104)	22,505
Non-cash equity compensation expenses	—	—	—	—	4,097	—	—	4,097	—	4,097
Currency translation adjustment-net of tax	—	—	—	—	—	—	(5,908)	(5,908)	(1,517)	(7,425)
Unrealized gain on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	18,738	18,738	5,363	24,101
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(4,869)	—	—	(4,869)	—	(4,869)
Balance at June 30, 2022	65,442,389	$654	12,034,104	$120	$910,222	$87,180	$15,859	$1,014,035	$234,821	$1,248,856

Balance at January 1, 2023	65,929,644	659	11,827,321	118	918,044	116,779	18,318	$1,053,918	$249,377	$1,303,295
Net income	—	—	—	—	—	31,545	—	31,545	(9,440)	22,105
Issuance of units in connection with an acquisition	—	—	712,941	7	—	—	—	7	—	7
Exercise of stock options	85,943	1	—	—	3,066	—	—	3,067	—	3,067
Change in non-controlling interest allocation	—	—	—	—	(6,387)	—	—	(6,387)	49,469	43,082
Non-cash equity compensation expenses	—	—	—	—	4,987	—	—	4,987	—	4,987
Currency translation adjustment-net of tax	—	—	—	—	—	—	2,528	2,528	762	3,290
Unrealized loss on interest rate swaps designated as cash flow hedges-net of tax	—	—	—	—	—	—	(2,240)	(2,240)	(664)	(2,904)
Adjustments of deferred taxes, net of amounts payable under tax receivable agreements and changes from Focus LLC interest transactions	—	—	—	—	(6,098)	—	—	(6,098)	—	(6,098)
Balance at June 30, 2023	66,015,587	$660	12,540,262	$125	$913,612	$148,324	$18,606	$1,081,327	$289,504	$1,370,831

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

At a Special Meeting held on July 14, 2023, the shareholders of the Company, including a majority in voting power of the outstanding shares of common stock held by Unaffiliated Stockholders (as defined in the Merger Agreement), adopted and approved the Merger Agreement. Completion of the Merger is subject to other customary closing conditions. The Merger is expected to close in the third quarter of 2023. However, the Company cannot assure completion of the Merger by any particular date, if at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.

Merger-related expenses, which are included in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations, were $6,733 and $17,484 for the three and six months ended June 30, 2023, respectively.

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Domestic revenue	$510,374	$541,389	$1,017,685	$1,062,414
International revenue	28,837	42,416	58,093	78,898
Total revenue	$539,211	$583,805	$1,075,778	$1,141,312

International revenue consists of revenue generated by partner firm legal entities in Australia, Canada, Switzerland, the United Kingdom and in other non-US jurisdictions.

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a significant effect on our consolidated financial statements.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

3. NON-CONTROLLING INTEREST AND INCOME (LOSS) PER SHARE

The calculation of controlling and non-controlling interest is as follows as of June 30, 2022 and 2023:

	2022	2023
Focus LLC common units	12,034,104	12,540,262
Focus LLC restricted common units	193,625	294,875
Common unit equivalents of outstanding vested and unvested Focus LLC incentive units(1)	4,347,399	8,172,603
Total common units, restricted common units and common unit equivalents attributable to non-controlling interest	16,575,128	21,007,740
Total common units, restricted common units and common unit equivalents of incentive units outstanding	82,017,517	87,023,327
Non-controlling interest allocation	20.2%	24.1%
Company’s interest in Focus LLC	79.8%	75.9%
(1)	Focus LLC common units issuable upon conversion of 16,202,274 and 16,559,179 (see Note 9) vested and unvested Focus LLC incentive units outstanding as of June 30, 2022 and 2023, respectively, was calculated using the common unit equivalent of vested and unvested Focus LLC incentive units based on the closing price of the Company’s Class A common stock on the last trading day of the periods.

Basic income per share is calculated utilizing net income attributable to common shareholders divided by the weighted average number of shares of Class A common stock outstanding during the same periods. The calculation of basic income per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Net income attributable to common shareholders	$33,083	$32,177	$62,185	$31,545

Weighted average shares of Class A common stock outstanding	65,389,642	65,999,323	65,360,667	65,969,827

Basic income per share	$0.51	$0.49	$0.95	$0.48

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Focus LLC common units, if any, restricted common units and incentive units as calculated using the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Net income attributable to common shareholders	$33,083	$32,177	$62,185	$31,545
Add: Dilutive effect of non-controlling interests related to Focus LLC common, restricted common and incentive units	—	(41,080)	—	(59,195)
Total	33,083	(8,903)	62,185	(27,650)

Weighted average shares of Class A common stock outstanding	65,389,642	65,999,323	65,360,667	65,969,827
Effect of dilutive stock options	190,235	442,604	298,647	418,072
Effect of dilutive restricted stock units	16,500	73,547	22,767	61,775
Effect of dilutive non-controlling interests related to Focus LLC common, restricted common and incentive units	—	19,152,587	—	18,694,606
Total	65,596,377	85,668,061	65,682,081	85,144,280

Diluted income (loss) per share	$0.50	$(0.10)	$0.95	$(0.32)

Diluted income (loss) per share for the three and six months ended June 30, 2022 and 2023 excludes shares related to market-based stock options and Focus LLC incentive units, as modified, that vest on the sixth anniversary of the pricing of the Company’s initial public offering (“IPO”) with vesting based on the highest volume weighted average per share price for any ninety-calendar day period (“90-day VWAP”) prior to the anniversary, with 0% vesting if the highest 90-day VWAP is $80.00 or less and 100% vesting if the highest 90-day VWAP is $110.00 or more, with linear interpolation in between (see Note 9). These market-based stock options and Focus LLC incentive units will also vest upon a change of control linearly based on the share price used in the transaction with 100% vesting if the price used is $110.00 or more, 0% vesting if the price used is equal to or less than $33.00, and linear interpolation in between, except as governed by the employment agreements entered into with the Company’s executive officers. Such market-based criteria and other criteria were not met at June 30, 2022 and 2023.

Focus LLC common, restricted common and incentive units may be exchanged for Class A common stock, subject to certain limitations (see Note 9). In computing the dilutive effect, if any, that the exchange would have on net income (loss) per share, net income (loss) attributable to Class A common shareholders would be adjusted due to the elimination of the non-controlling interests (including any associated tax impact). For the three and six months ended June 30, 2022, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

4. ACQUISITIONS

Business Acquisitions

Business acquisitions are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805: Business Combinations.

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in the exchange. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. The purchase price associated with business acquisitions and the allocation thereof during the six months ended June 30, 2023 is as follows:

2023
Number of business acquisitions closed	16
Consideration:
Cash due at closing	$134,601
Cash due subsequent to closing at net present value and working capital adjustment	3,450
Fair market value of Focus LLC common units issued at closing	36,973
Fair market value of estimated contingent consideration	212,624
Total consideration	$387,648
Allocation of purchase price:
Total tangible assets	$13,801
Total liabilities assumed	(24,343)
Customer relationships	117,708
Management contracts	10,617
Investment management agreements	121,000
Goodwill	140,042
Other acquired intangibles	8,823
Total allocated consideration	$387,648

Management believes approximately $133,679 of tax goodwill and intangibles related to business acquisitions completed during the six months ended June 30, 2023 will be deductible for tax purposes over a 15 year period. Additional tax goodwill may be deductible when estimated contingent consideration is earned and paid.

The accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2023 includes revenue and income from operations for two business acquisitions, that are new subsidiary partner firms from the acquisition dates, of $6,165 and $1,092, respectively.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The weighted-average useful lives of intangible assets acquired during the six months ended June 30, 2023 are as follows:

Number of years
Customer relationships	8
Management contracts	7
Investment management agreements	12
Other acquired intangibles	10
Weighted-average useful life of all intangibles acquired	10

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in the goodwill balances for the year ended December 31, 2022 and the six months ended June 30, 2023:

	December 31,	June 30,
	2022	2023
Balance beginning of period:
Goodwill	$1,947,939	$2,190,541
Cumulative impairment losses	(22,624)	(22,624)
	1,925,315	2,167,917
Goodwill acquired	249,677	140,042
Other	(7,075)	2,716
	242,602	142,758
Balance end of period:
Goodwill	2,190,541	2,333,299
Cumulative impairment losses	(22,624)	(22,624)
	$2,167,917	$2,310,675

The following table summarizes the identifiable intangible assets at December 31, 2022:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,530,062	$(1,029,197)	$1,500,865
Management contracts	202,479	(70,624)	131,855
Other acquired intangibles	13,416	(7,012)	6,404
Total	$2,745,957	$(1,106,833)	$1,639,124

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table summarizes the identifiable intangible assets at June 30, 2023:

	Gross Carry	Accumulated	Net Book
	Amount	Amortization	Value
Customer relationships	$2,654,625	$(1,163,597)	$1,491,028
Management contracts	213,320	(78,394)	134,926
Investment management agreements	121,000	(3,405)	117,595
Other acquired intangibles	22,709	(8,459)	14,250
Total	$3,011,654	$(1,253,855)	$1,757,799

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

First Lien Term Loans

The implied fair value of the Company’s First Lien Term Loans (as defined below) based on Level 2 inputs at December 31, 2022 and June 30, 2023 are as follows:

	December 31, 2022		June 30, 2023
	Stated	Fair	Stated	Fair
	Value	Value	Value	Value
First Lien Term Loan B - Tranche A	$1,755,600	$1,735,850	$1,746,800	$1,733,699
First Lien Term Loan B - Tranche B	788,370	772,603	784,368	774,564

The stated value of the Company’s First Lien Term Loan A approximated the fair value as of December 31, 2022 and June 30, 2023 based on its variable interest rates.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Derivatives

At December 31, 2022 and June 30, 2023, the aggregate fair value of the Company’s $850,000 notional amount Secured Overnight Financing Rate (“SOFR”) Interest Rate Swap Agreements (“SOFR Swaps”) and aggregate fair value of the Company’s $500,000 notional amount SOFR Forward Swaps (“SOFR Forward Swaps”) was $44,219 and $40,072, respectively, which is included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheets (See Note 8). The fair value was based on Level 2 inputs which included the relevant interest rate forward curves.

Business acquisitions

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

At December 31, 2022 and June 30, 2023, deferred cash consideration in connection with business acquisitions of $122,079 and $114,500, respectively, are included in contingent consideration and other liabilities in the accompanying unaudited condensed consolidated balance sheets at present value. At June 30, 2023, amounts due are as follows: $6,582 in 2023, $23,189 in 2024, $9,079 in 2025, $945 in 2026, $5,530 in 2027, $204 in 2028 and $68,971 in 2029.

The following table represents changes in the fair value of estimated contingent consideration for business acquisitions for the year ended December 31, 2022 and the six months ended June 30, 2023:

Balance at January 1, 2022	$350,027
Additions to estimated contingent consideration	56,604
Assumed estimated contingent consideration obligation	12,637
Payments of contingent consideration	(148,638)
Non-cash changes in fair value of estimated contingent consideration	(64,747)
Other	(1,575)
Balance at December 31, 2022	$204,308
Additions to estimated contingent consideration	212,624
Payments of contingent consideration	(35,143)
Non-cash changes in fair value of estimated contingent consideration	22,564
Other	2,627
Balance at June 30, 2023	$406,980

Estimated contingent consideration is included in contingent consideration and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

During the year ended December 31, 2022, the Company paid $138,940 in cash and issued $9,698 in Focus LLC common units as contingent consideration associated with business acquisitions. During the six months ended June 30, 2023, the Company paid $35,143 in cash contingent consideration associated with business acquisitions.

During the six months ended June 30, 2022 and 2023, the Company paid cash of $4,827 and $8,963, respectively, as contingent consideration associated with asset acquisitions. These amounts are included in cash

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

paid for acquisitions and contingent consideration—net of cash acquired in investing activities in the unaudited condensed consolidated statement of cash flows.

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2022 and June 30, 2023 are summarized below:

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
December 31, 2022	Techniques	Inputs	Ranges
$204,308	Monte Carlo Simulation Model	Forecasted growth rates	(7.8)% - 32.4%
		Discount rates	13.0% - 19.0%

Quantitative Information About Level 3
Fair Value Measurements
Fair Value at	Valuation	Unobservable
June 30, 2023	Techniques	Inputs	Ranges
$406,980	Monte Carlo Simulation Model	Forecasted growth rates	(27.7)% - 38.9%
		Discount rates	9.3% - 20.0%

7. CREDIT FACILITY

As of June 30, 2023, Focus LLC’s credit facility (the “Credit Facility”) comprised of a $2,531,168 first lien term loan B (the “First Lien Term Loan B”), consisting of a $1,746,800 tranche A (“First Lien Term Loan B - Tranche A”) and $784,368 tranche B (“First Lien Term Loan B - Tranche B”), a $240,000 delayed draw first lien term loan A (the “First Lien Term Loan A”) and a $650,000 first lien revolving credit facility (the “First Lien Revolver”).

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The First Lien Term Loan A bears interest (at Focus LLC’s option) at: (i) SOFR plus a margin of 2.50% with a 0.50% SOFR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. The First Lien Term Loan A has a nine month delayed draw feature, which expires on August 28, 2023. The delayed draw feature has a ticking fee with respect to the undrawn commitments with (i) no fee from 0-60 days from November 28, 2022 (the “Closing Date”), (ii) 50% of the interest rate margin for the First Lien Term Loan A from 61-120 days of the Closing Date and (iii) 100% of the interest rate margin for the First Lien Term Loan A after 121 days of the Closing Date. The First Lien Term Loan A, when drawn, will be issued at a discount of 1.50% which will be amortized to interest expense over the remaining term from the date that it is drawn. When drawn, the First Lien Term Loan A will require quarterly installment repayments equal to 0.25% in 2023, 0.50% in 2024 and 2025, 1.25% in 2026 and 1.875% in 2027. In December 2022, $20,000 was borrowed under the First Lien Term Loan A at a discount of $300. During the six months ended June 30, 2023, $100,000 was borrowed under the First Lien Term Loan A at a discount of $1,500. As of June 30, 2023, the First Lien Term Loan A has quarterly installment repayments of $300. The First Lien Term Loan A has a maturity date of November 2027.

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

Focus LLC is required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At June 30, 2023, Focus LLC’s First Lien Leverage Ratio was 4.36:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $576,871 at June 30, 2023. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2022. Based on the excess cash flow calculation for the year ended December 31, 2022, no contingent principal payments are required to be made in 2023.

The Company defers and amortizes its debt financing costs and unamortized discount over the respective terms of the borrowings. The debt financing costs related to the First Lien Term Loan B and First Lien Term Loan A are recorded as a reduction of the carrying amounts of the respective borrowings in the unaudited condensed consolidated balance sheets. The debt financing costs related to the First Lien Revolver are recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following is a reconciliation of principal amounts outstanding under the Credit Facility to borrowings under the Credit Facility recorded in the unaudited condensed consolidated balance sheets at December 31, 2022 and June 30, 2023:

	December 31,	June 30,
	2022	2023
First Lien Term Loan B - Tranche A	$1,755,600	$1,746,800
First Lien Term Loan B - Tranche B	788,370	784,368
First Lien Term Loan A	20,000	119,650
First Lien Revolver	—	—
Unamortized debt financing costs	(17,750)	(16,302)
Unamortized discount	(35,471)	(34,079)
Total	$2,510,749	$2,600,437

At December 31, 2022 and June 30, 2023, unamortized debt financing costs associated with the First Lien Revolver of $7,590 and $6,818, respectively, were recorded in debt financing costs-net in the unaudited condensed consolidated balance sheets.

Weighted-average interest rates for outstanding borrowings were approximately 4% for the year ended December 31, 2022 and 7% for the six months ended June 30, 2023.

As of December 31, 2022 and June 30, 2023, the First Lien Revolver available unused commitment line was $639,997 and $640,306, respectively.

As of December 31, 2022 and June 30, 2023, Focus LLC was contingently obligated for letters of credit in the amount of $10,003 and $9,694, respectively, each bearing interest at an annual rate of approximately 2%.

8. DERIVATIVES

At June 30, 2023, the Company had three floating to fixed SOFR Swaps with notional amounts of $400,000, $250,000 and $200,000, the terms of which provide that the Company pay interest to the counterparty each month at a rate of 0.619%, 0.447% and 0.440%, respectively, and receive interest from each of the counterparties each month at the 1 month USD Term SOFR rate, subject to a 0.50% floor. The SOFR Swaps effectively fix the variable interest rate applicable to the first $850,000 of the Company’s variable interest rate borrowings outstanding. The SOFR Swaps expire in March 2024 and April 2024.

At June 30, 2023, the Company also had two forward starting floating to fixed swaps with notional amounts of $250,000 and $250,000 that commence in April 2024, based on the contracts executed in April 2023. The terms of these SOFR Forward Swaps provide that the Company pay interest to the counterparty each month at a rate of 3.157% and 3.176%, respectively, and receive interest from each of the counterparties each month at the 1 month USD Term SOFR rate, subject to a 0.50% floor. Beginning in April 2024, the SOFR Forward Swaps will effectively fix the variable interest rate applicable to $500,000 of the Company’s variable interest rate borrowings outstanding. The term for the SOFR Forward Swaps is four years and expires in April 2028.

The Company designated its swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on this portion of its borrowings.

At December 31, 2022 and June 30, 2023, the aggregate fair value of the SOFR Swaps and SOFR Forward Swaps was $44,219 and $40,072, respectively, which is included in prepaid expenses and other assets in

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

the accompanying unaudited condensed consolidated balance sheets. The SOFR Swaps and SOFR Forward Swaps continue to be effective hedges, and as such, the offsetting adjustment to the fair value is recorded in accumulated other comprehensive income, net of tax of $9,458 and $8,215 at December 31, 2022 and June 30, 2023, respectively.

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

Stock Options and Restricted Stock Units

The following table provides information relating to the changes in the Company’s stock options during the six months ended June 30, 2023:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding—January 1, 2023	2,461,317	$39.24
Exercised	(85,943)	35.69
Forfeited	(16,559)	51.20
Outstanding—June 30, 2023	2,358,815	39.28
Vested—June 30, 2023	1,188,758	34.69

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the changes in the Company’s restricted stock units during the six months ended June 30, 2023:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding—January 1, 2023	252,719	$43.02
Forfeited	(4,747)	43.88
Outstanding—June 30, 2023	247,972	43.00

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

The Company recognized $2,105 and $4,097 of non-cash equity compensation expense in relation to stock options and restricted stock units during the three and six months ended June 30, 2022, respectively.

The Company recognized $2,441 and $4,987 of non-cash equity compensation expense in relation to stock options and restricted stock units during the three and six months ended June 30, 2023, respectively.

Focus LLC Restricted Common Units and Focus LLC Incentive Units

The following table provides information relating to the changes in Focus LLC restricted common units during the six months ended June 30, 2023:

		Weighted
	Restricted	Average
	Common	Grant Date
	Units	Fair Value
Outstanding—January 1, 2023	296,548	$45.78
Forfeited	(1,673)	49.20
Outstanding—June 30, 2023	294,875	45.76

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

The following table provides information relating to the changes in Focus LLC incentive units during the six months ended June 30, 2023:

		Weighted
		Average
	Incentive	Hurdle
	Units	Price
Outstanding—January 1, 2023	16,602,886	$26.86
Forfeited	(43,707)	35.64
Outstanding—June 30, 2023	16,559,179	26.83
Vested—June 30, 2023	11,041,925	22.19

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

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

Incentive units outstanding and vested at June 30, 2023 were as follows:

	Number	Vested Incentive
Hurdle Rates	Outstanding	Units
$1.42	421	421
5.50	798	798
6.00	386	386
7.00	1,081	1,081
9.00	708,107	708,107
11.00	813,001	813,001
12.00	513,043	513,043
13.00	540,000	540,000
14.00	10,098	10,098
16.00	45,191	45,191
17.00	20,000	20,000
19.00	527,928	527,928
21.00	3,017,692	3,017,692
22.00	796,417	796,417
23.00	524,828	524,828
26.26	12,500	6,250
27.00	12,484	12,484
27.90	1,885,166	1,395,592
28.50	1,424,225	1,424,225
30.48	30,000	20,000
33.00	3,587,500	7,500
36.64	30,000	30,000
37.59	506,745	—
43.07	60,000	20,000
43.50	30,000	30,000
44.71	803,165	406,279
58.50	658,403	170,604
	16,559,179	11,041,925

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

The Company recorded $5,398 and $10,113 in total non-cash equity compensation expense for incentive units and restricted common units during the three and six months ended June 30, 2022, respectively.

The Company recorded $5,247 and $10,612 in total non-cash equity compensation expense for incentive units and restricted common units during the three and six months ended June 30, 2023, respectively.

10. INCOME TAXES

The effective tax rate for the six months ended June 30, 2023 was 158.4% as compared to 29.8% for the year ended December 31, 2022. Income tax benefit for the six months ended June 30, 2023 includes a discrete tax benefit of approximately $3,598 attributable to certain significant unusual or infrequent items excluded from the computation of the estimated annual effective tax rate. Income tax benefit for the six months ended June 30, 2023 is primarily related to federal, state and local income taxes imposed on the Company’s allocable portion of taxable income from Focus LLC and reflects an estimated valuation allowance for deferred tax assets relating to business interest carryforwards. The allocable portion of taxable income primarily differs from the net income attributable to the Company due to permanent differences such as non-deductible equity-based compensation expense of Focus LLC.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Due to the uncertainty regarding the Company’s ability to utilize certain deferred tax assets in the future, the Company included a valuation allowance in its estimated annual effective tax rate at June 30, 2023 against certain of its deferred tax assets, which more than likely will not be realized.

During the six months ended June 30, 2023, there were no changes to the Company’s uncertain tax positions.

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

As of June 30, 2023, the Company had recorded a liability of $215,013 relating to the TRA obligations. Future payments under the Tax Receivable Agreements in respect of future exchanges of Focus LLC units for

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

shares of Class A common stock will be in addition to the amount recorded. During the six months ended June 30, 2023, payments totaling $9,598 were made under the Tax Receivable Agreements.

12. COMMITMENTS AND CONTINGENCIES

Credit Risk—The Company’s broker-dealer subsidiaries clear all transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between the Company’s broker-dealer subsidiaries and their clearing brokers, the clearing brokers have the right to charge the Company’s broker-dealer subsidiaries for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore, the Company believes there is no maximum amount assignable to the right of the clearing brokers. Accordingly, at December 31, 2022 and June 30, 2023, the Company had recorded no liabilities in connection with this right.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institution. At December 31, 2022 and June 30, 2023, a significant portion of cash and cash equivalents were held at a single institution.

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

Litigation Relating to the Merger— On March 28, 2023, Mark “Mickey” Segal and KSFB Management, LLC (“KSFB”), the management company for certain Focus LLC subsidiaries (the “NKSFB Subsidiaries”), brought an action against Focus LLC and Goldman Sachs in the Superior Court of the State of California. The complaint alleged, among other things, that Focus LLC and Goldman Sachs’ efforts in respect of a potential sale of the Company to CD&R violated certain duties and obligations owed to Mr. Segal and KSFB in connection with a separate potential transaction involving the sale of the NKSFB Subsidiaries and KSFB. Mr. Segal voluntarily

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

dismissed certain claims in June 2023 and, on August 2, 2023, the court dismissed the remainder of the case based on the applicable New York forum selection clause. Additionally, on June 7, 2023, KSFB brought an additional action against Focus LLC in the Superior Court of the State of California seeking declaratory and injunctive relief with respect to the enforceability of a restrictive covenant contained in a management agreement among Focus LLC, the NKSFB Subsidiaries, KSFB and the principals party thereto.

On June 19, 2023, a purported stockholder of the Company brought an action against the individual members of the board, certain members of Company management, Focus Inc., CD&R, and Stone Point in New York state court.  The complaint alleged that the proxy statement filed in connection with the Merger negligently misrepresented or omitted certain information.  In order to moot what the Company considered to be unmeritorious disclosure claims, alleviate the costs, risks and uncertainties inherent in litigation and provide additional information to its stockholders, the Company determined to voluntarily supplement the proxy statement with certain information as described in the Current Report on Form 8-K filed on July 6, 2023. As a result of such supplemental disclosure, the named plaintiff decided that the claims in the lawsuit were mooted and dismissed the action with prejudice on July 7, 2023.

In July 2023, four purported stockholders of the Company brought actions against the Company in the Delaware Court of Chancery seeking the Company’s books and records relating to the Mergers.

The Company intends to defend all of the above lawsuits that remain active vigorously but cannot predict the ultimate outcome of these lawsuits or the amount of time and expense that will be required to resolve them.

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

13. CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2022	2023
Supplemental disclosures of cash flow information—cash paid for:
Interest	$34,952	$87,932
Income taxes	$22,571	$11,047
Supplemental non-cash cash flow information:
Fair market value of estimated contingent consideration in connection with acquisitions	$18,474	$212,624

14. RELATED PARTIES

The Company’s Chief Executive Officer, through an entity owned and controlled by him, owns a personal aircraft that was acquired without Company resources that he uses for business travel. The Company reimburses the Company’s Chief Executive Officer for certain costs and third party payments associated with the

FOCUS FINANCIAL PARTNERS INC.

Notes to unaudited condensed consolidated financial statements (continued)

(In thousands, except unit data, share and per share amounts)

use of his personal aircraft for Company-related business travel. The Company also pays pilot fees for such business travel flights. During the three and six months ended June 30, 2022, the Company recognized expenses of $1,335 and $2,430, respectively, related to these reimbursements. During the three and six months ended June 30, 2023, the Company recognized expenses of $1,035 and $2,113, respectively, related to these reimbursements. Given the geography of the Company’s partner firms and prospects, the Company believes that the use of private aircraft creates efficiencies to enhance the productivity of the Company’s Chief Executive Officer and certain other authorized personnel.

Certain Company employees perform outsourced accounting services to an affiliated entity. In connection with these services, the Company recognized revenues of $2,857 and $6,125 during the three and six months ended June 30, 2022, respectively. In connection with these services, the Company recognized revenues of $3,215 and $6,539 during the three and six months ended June 30, 2023, respectively.

At June 30, 2023, affiliates of certain holders of the Company’s Class A common stock and Class B common stock were lenders under the Credit Facility.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2023.

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

Since 2006, when we began revenue-generating and acquisition activities, we have created a partnership of 90 partner firms, the substantial majority of which are RIAs registered with the SEC and built a business with revenues of $2.1 billion for the year ended December 31, 2022 and $1.1 billion for the six months ended June 30, 2023. For the year ended December 31, 2022 and the six months ended June 30, 2023, in excess of 95% of our revenues were fee-based and recurring in nature. We have established a national footprint across the United States and primarily expanded our international footprint into Australia, Canada, Switzerland and the United Kingdom.

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

At a Special Meeting held on July 14, 2023, the shareholders of the Company, including a majority in voting power of the outstanding shares of common stock held by Unaffiliated Stockholders (as defined in the Merger Agreement), adopted and approved the Merger Agreement. Completion of the Merger is subject to other customary closing conditions. The Merger is expected to close in the third quarter of 2023. However, the Company cannot assure completion of the Merger by any particular date, if at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2023		2022		2023
		% of Total		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

	(dollars in thousands)				(dollars in thousands)
Wealth management fees	$517,421	96.0%	$555,574	95.2%	$1,032,600	96.0%	$1,089,463	95.5%
Other	21,790	4.0%	28,231	4.8%	43,178	4.0%	51,849	4.5%
Total revenues	$539,211	100.0%	$583,805	100.0%	$1,075,778	100.0%	$1,141,312	100.0%

During the three and six months ended June 30, 2023, our wealth management fees were impacted by the acquisition of new partner firms and the growth of existing partner firms, which includes the acquisitions of wealth management practices by our existing partner firms. During the three and six months ended June 30, 2023, our partner firms completed 3 and 14 acquisitions, respectively, consisting of business acquisitions accounted for in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 805: Business Combinations.

See Note 4 to our unaudited condensed consolidated financial statements for additional information about our acquisitions.

For the six months ended June 30, 2023, in excess of 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. Our partner firms’ wealth management fees are primarily based either on a contractual percentage of the client’s assets based on the market value of the client’s assets on the predetermined billing date, a flat fee, an hourly rate based on predetermined billing rates or a combination of such fees and are billed either in advance or arrears on a monthly, quarterly or semiannual basis. Additionally, we estimate that approximately 26% of our revenues for the three and six months ended June 30, 2023 were not directly correlated to the financial markets. Of the approximately 74% of our revenues that were directly correlated to the financial markets, primarily equities and fixed income, for each of the three and six months ended June 30, 2023, we estimate that approximately 65% of such revenues were generated from advance billings. These revenues are impacted by market movements as a result of contractual provisions with clients that entitle our partner firms to bill for their services either in advance or arrears based on the value of client assets at such time. Since approximately 65% of our market correlated revenues are set based on the market value of client assets in advance of the respective service period, this generally results in a one quarter lagged effect of any market movements on our revenues. Longer term trends in the financial markets may favorably or unfavorably impact our total revenues, but not in a linear relationship.

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

Business Acquisitions

We completed 16 business acquisitions during the six months ended June 30, 2023, consisting of new partner firm acquisitions and acquisitions by partner firms. Such business acquisitions were accounted for in accordance with ASC Topic 805: Business Combinations.

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

The following table summarizes our business acquisitions for the six months ended June 30, 2023 (dollars in thousands):

Number of business acquisitions closed	16
Consideration:
Cash due at closing	$134,601
Cash due subsequent to closing at net present value and working capital adjustment	3,450
Fair market value of Focus LLC common units issued at closing	36,973
Fair market value of estimated contingent consideration	212,624
Total consideration	$387,648

During the six months ended June 30, 2023, our acquisitions have been paid for with a combination of cash on hand, cash generated by our operations, borrowings under the Credit Facility and Focus LLC common units.

How We Evaluate Our Business

We focus on several key financial metrics in evaluating the success of our business, the success of our partner firms and our resulting financial position and operating performance. Key metrics for the three and six months ended June 30, 2022 and 2023 include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023

	(dollars in thousands, except per share data)
Revenue Metrics:
Revenues	$539,211	$583,805	$1,075,778	$1,141,312
Revenue growth (1) from prior period	26.8%	8.3%	31.3%	6.1%
Organic revenue growth (2) from prior period	15.0%	4.9%	18.6%	2.6%
Management Fees Metrics (operating expense):
Management fees	$136,802	$139,035	$274,641	$263,629
Management fees growth (3) from prior period	17.7%	1.6%	25.8%	(4.0)%
Organic management fees growth (4) from prior period	8.4%	0.5%	14.5%	(5.4)%
Net Income (loss) Metrics:
Net income	$49,318	$29,082	$88,400	$22,105
Net income growth from prior period	*	(41.0)%	*	(75.0)%
Income (loss) per share of Class A common stock:
Basic	$0.51	$0.49	$0.95	$0.48
Diluted	$0.50	$(0.10)	$0.95	$(0.32)
Income (loss) per share of Class A common stock growth from prior period:
Basic	*	(3.9)%	*	(49.5)%
Diluted	*	(120.0)%	*	(133.7)%
Adjusted EBITDA Metrics:
Adjusted EBITDA (5)	$137,021	$136,022	$272,101	$268,540
Adjusted EBITDA growth (5) from prior period	27.1%	(0.7)%	30.3%	(1.3)%
Adjusted Net Income Excluding Tax Adjustments Metrics:
Adjusted Net Income Excluding Tax Adjustments (5)	$81,679	$61,347	$164,752	$121,471
Adjusted Net Income Excluding Tax Adjustments growth (5) from prior period	20.5%	(24.9)%	25.5%	(26.3)%
Tax Adjustments
Tax Adjustments (5)(6)	$15,977	$17,637	$30,790	$35,015
Tax Adjustments growth from prior period (5)(6)	44.7%	10.4%	43.0%	13.7%
Adjusted Net Income Excluding Tax Adjustments Per Share and Tax Adjustments Per Share Metrics:
Adjusted Net Income Excluding Tax Adjustments Per Share (5)	$0.99	$0.70	$2.01	$1.39
Tax Adjustments Per Share (5)(6)	$0.19	$0.20	$0.37	$0.40
Adjusted Net Income Excluding Tax Adjustments Per Share growth (5) from prior period	17.9%	(29.3)%	24.1%	(30.8)%
Tax Adjustments Per Share growth from prior period (5)(6)	35.7%	5.3%	37.0%	8.1%
Adjusted Shares Outstanding
Adjusted Shares Outstanding (5)	82,312,683	87,533,867	82,123,532	87,238,409
Other Metrics:
Net Leverage Ratio (7) at period end	3.90x	4.36x	3.90x	4.36x
Acquired Base Earnings (8)	$11,450	$11,066	$11,450	$12,797
Number of partner firms at period end (9)	85	90	85	90

* Not meaningful

(1)	Represents period-over-period growth in our GAAP revenue.
(2)	Organic revenue growth represents the period-over-period growth in revenue related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms, including Connectus, and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe these growth statistics are useful in that they present full-period revenue growth of partner firms on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(3)	The terms of our management agreements entitle the management companies to management fees typically consisting of all EBPC in excess of Base Earnings up to Target Earnings, plus a percentage of any EBPC in excess of Target Earnings. Management fees growth represents the period-over-period growth in GAAP management fees earned by management companies. While an expense, we believe that growth in management fees reflect the strength of the partnership.
(4)	Organic management fees growth represents the period-over-period growth in management fees earned by management companies related to partner firms, including growth related to acquisitions of wealth management practices and customer relationships by our partner firms and partner firms that have merged, that for the entire periods presented, are included in our consolidated statements of operations for each of the entire periods presented. We believe that these growth statistics are useful in that they present full-period growth of management fees on a “same store” basis exclusive of the effect of the partial period results of partner firms that are acquired during the comparable periods.
(5)	For additional information regarding Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments, Adjusted Net Income Excluding Tax Adjustments Per Share, Tax Adjustments, Tax Adjustments Per Share and Adjusted Shares Outstanding, including a reconciliation of Adjusted EBITDA, Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share to the most directly comparable GAAP financial measure, please read “—Adjusted EBITDA” and “—Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share.”
(6)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of June 30, 2023, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $70,769.
(7)	Net Leverage Ratio represents the First Lien Leverage Ratio (as defined in the Credit Facility), and means the ratio of amounts outstanding under the first lien term loan A (the “First Lien Term Loan A”), first lien term loan B (the “First Lien Term Loan B” and together with the “First Lien Term Loan A,” the “First Lien Term Loan”), and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility).
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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA is defined as net income excluding interest income, interest expense, income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, depreciation and other amortization, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, other expense-net and Merger-related expenses, if any. We believe that Adjusted EBITDA, viewed in addition to and not in lieu of, our reported GAAP results, provides additional useful information to investors regarding our performance and overall results of operations for various reasons, including the following:

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

Set forth below is a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023

	(in thousands)
Net income	$49,318	$29,082	$88,400	$22,105
Interest income	(17)	(639)	(20)	(1,103)
Interest expense	19,892	48,341	37,508	92,270
Income tax expense (benefit)	32,228	(41,279)	47,845	(59,982)
Amortization of debt financing costs	949	1,115	2,050	2,220
Intangible amortization	64,649	74,623	124,925	146,409
Depreciation and other amortization	3,805	4,053	7,438	8,020
Non‑cash equity compensation expense	7,503	7,688	14,210	15,599
Non‑cash changes in fair value of estimated contingent consideration	(42,757)	6,076	(51,742)	22,564
Other expense—net	1,451	229	1,487	2,954
Merger-related expenses (1)	—	6,733	—	17,484
Adjusted EBITDA	$137,021	$136,022	$272,101	$268,540

(1) Represents costs incurred in conjunction with the Merger. For more information, please refer to Note 1 to our unaudited condensed consolidated financial statements.

Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share

We analyze our performance using Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share. Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share are non-GAAP measures. We define Adjusted Net Income Excluding Tax Adjustments as net income excluding income tax expense (benefit), amortization of debt financing costs, intangible amortization and impairments, if any, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration and Merger-related expenses, if any. The calculation of Adjusted Net Income Excluding Tax Adjustments also includes adjustments to reflect a pro forma 27% income tax rate reflecting the estimated U.S. federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business and is used for comparative purposes. The actual effective income tax rate, in current or future periods, may differ significantly from the pro forma income tax rate of 27%.

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

Tax Adjustments Per Share is calculated by dividing Tax Adjustments by the Adjusted Shares Outstanding.

Set forth below is a reconciliation of net income to Adjusted Net Income Excluding Tax Adjustments and Adjusted Net Income Excluding Tax Adjustments Per Share for the three and six months ended June 30, 2022 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

	(dollars in thousands, except per share data)
Net income	$49,318	$29,082	$88,400	$22,105
Income tax expense (benefit)	32,228	(41,279)	47,845	(59,982)
Amortization of debt financing costs	949	1,115	2,050	2,220
Intangible amortization	64,649	74,623	124,925	146,409
Non‑cash equity compensation expense	7,503	7,688	14,210	15,599
Non‑cash changes in fair value of estimated contingent consideration	(42,757)	6,076	(51,742)	22,564
Merger-related expenses (1)	—	6,733	—	17,484
Subtotal	111,890	84,038	225,688	166,399
Pro forma income tax expense (27%) (2)	(30,211)	(22,691)	(60,936)	(44,928)
Adjusted Net Income Excluding Tax Adjustments	$81,679	$61,347	$164,752	$121,471
Tax Adjustments (3)	$15,977	$17,637	$30,790	$35,015
Adjusted Net Income Excluding Tax Adjustments Per Share	$0.99	$0.70	$2.01	$1.39
Tax Adjustments Per Share (3)	$0.19	$0.20	$0.37	$0.40
Adjusted Shares Outstanding	82,312,683	87,533,867	82,123,532	87,238,409

Calculation of Adjusted Shares Outstanding:
Weighted average shares of Class A common stock outstanding—basic (4)	65,389,642	65,999,323	65,360,667	65,969,827
Adjustments:
Weighted average incremental shares of Class A common stock related to stock options and restricted stock units (5)	206,735	516,151	321,414	479,847
Weighted average Focus LLC common units outstanding (6)	12,175,282	12,540,262	11,900,077	12,307,867
Weighted average Focus LLC restricted common units outstanding (7)	193,625	295,978	193,625	296,261
Weighted average common unit equivalent of Focus LLC incentive units outstanding (8)	4,347,399	8,182,153	4,347,749	8,184,607
Adjusted Shares Outstanding	82,312,683	87,533,867	82,123,532	87,238,409

(1)	Represents costs incurred in conjunction with the Merger. For information, please refer to Note 1 to our unaudited condensed consolidated financial statements.
(2)	The pro forma income tax rate of 27% reflects the estimated U.S. federal, state, local and foreign income tax rates applicable to corporations in the jurisdictions we conduct business and is used for comparative purposes. The actual effective income tax rate, in current or future periods, may differ significantly from the pro forma income tax rate of 27%. The actual effective income tax rate is the percentage of income tax after taking into consideration various tax deductions, credits and limitations. Among other things, periods of increased interest expense and limits on our ability to deduct interest expense may, in current or future periods, contribute to an actual effective income tax rate that is less than or greater than the pro forma income tax rate of 27%.

(3)	Tax Adjustments represent the tax benefits of intangible assets, including goodwill, associated with deductions allowed for tax amortization of intangible assets in the respective periods based on a pro forma 27% income tax rate. Such amounts were generated from acquisitions completed where we received a step-up in basis for tax purposes. Acquired intangible assets may be amortized for tax purposes, generally over a 15-year period. Due to our acquisitive nature, tax deductions allowed on acquired intangible assets provide additional significant supplemental economic benefit. The tax benefit from amortization is included to show the full economic benefit of deductions for acquired intangible assets with the step-up in tax basis. As of June 30, 2023, estimated Tax Adjustments from intangible asset related income tax benefits from closed acquisitions based on a pro forma 27% income tax rate for the next 12 months is $70,769.
(4)	Represents our GAAP weighted average Class A common stock outstanding—basic.
(5)	Represents the incremental shares related to stock options and restricted stock units as calculated under the treasury stock method.
(6)	Assumes that 100% of the Focus LLC common units, including contingently issuable Focus LLC common units, if any, were exchanged for Class A common stock.
(7)	Assumes that 100% of the Focus LLC restricted common units were exchanged for Class A common stock.
(8)	Assumes that 100% of the vested and unvested Focus LLC incentive units were converted into Focus LLC common units based on the closing price of our Class A common stock at the end of the respective period and such Focus LLC common units were exchanged for Class A common stock.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2023

The following discussion presents an analysis of our results of operations for the three months ended June 30, 2022 and 2023. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Three Months Ended
	June 30,
	2022	2023	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$517,421	$555,574	$38,153	7.4%
Other	21,790	28,231	6,441	29.6%
Total revenues	539,211	583,805	44,594	8.3%
Operating expenses:
Compensation and related expenses	178,131	208,532	30,401	17.1%
Management fees	136,802	139,035	2,233	1.6%
Selling, general and administrative	94,771	114,991	20,220	21.3%
Intangible amortization	64,649	74,623	9,974	15.4%
Non‑cash changes in fair value of estimated contingent consideration	(42,757)	6,076	48,833	114.2%
Depreciation and other amortization	3,805	4,053	248	6.5%
Total operating expenses	435,401	547,310	111,909	25.7%
Income from operations	103,810	36,495	(67,315)	(64.8)%
Other income (expense):
Interest income	17	639	622	*
Interest expense	(19,892)	(48,341)	(28,449)	(143.0)%
Amortization of debt financing costs	(949)	(1,115)	(166)	(17.5)%
Other expense—net	(1,451)	(229)	1,222	84.2%
Income from equity method investments	11	354	343	*
Total other expense—net	(22,264)	(48,692)	(26,428)	(118.7)%
Income (loss) before income tax	81,546	(12,197)	(93,743)	(115.0)%
Income tax expense (benefit)	32,228	(41,279)	73,507	228.1%
Net income	$49,318	$29,082	$(20,236)	(41.0)%
*	Not meaningful

Revenues

Wealth management fees increased $38.2 million, or 7.4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. New partner firms added subsequent to the three months ended June 30, 2022 that are included in our results of operations for the three months ended June 30, 2023 include Octogone Holding, Icon Wealth Partners, FourThought Private Wealth, Beaumont Financial Partners, Spectrum Wealth Management and Westcourt Capital. Additionally, our partner firms completed 28 acquisitions subsequent to the three months ended June 30, 2022. The new partner firms contributed approximately $13.8 million in revenue during the three months ended June 30, 2023. The balance of the increase of $24.4 million was due to the revenue growth at our existing partner firms, including Connectus, associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $6.4 million, or 29.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Other revenues from new partner firms was approximately $4.4 million.

Operating Expenses

Compensation and related expenses increased $30.4 million, or 17.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase related to new partner firms was approximately $7.6 million. The balance of the increase of $22.8 million was due primarily to an increase in salaries and related expense of existing partner firms and partner firm-level acquisitions.

Management fees increased $2.2 million, or 1.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase related to new partner firms was approximately $1.6 million. Management fees are variable and a function of earnings during the period. The balance of the increase principally resulted from the impact of profitability splits with the management companies of $0.6 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Selling, general and administrative expenses increased $20.2 million, or 21.3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. New partner firms added approximately $5.0 million. The balance of the increase of $15.2 million was due primarily to Merger-related expenses of $6.7 million and an increase in expenses related to information technology and insurance related to our existing partner firms and partner firm-level acquisitions.

Intangible amortization increased $10.0 million, or 15.4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase related to new partner firms was approximately $3.9 million. The balance of the increase of $6.1 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration increased $48.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. During the three months ended June 30, 2023, the probability that certain contingent consideration payments would be achieved increased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in an increase in the fair value of the contingent consideration liability.

Other income (expense)

Interest expense increased $28.4 million, or 143.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was due primarily to higher average interest rates during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased $73.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. For the three months ended June 30, 2023, we recorded a tax benefit on loss before income tax based on an estimated annual effective tax rate, excluding Merger-related expenses which is a significant unusual or infrequent item. In addition, we recorded a discrete tax benefit of $1.3 million attributable to the Merger-related expenses, resulting in an effective tax rate of 338.4% for the three months ended June 30, 2023. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC and reflects an estimated valuation allowance for deferred tax assets relating to business interest carryforwards.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2023

The following discussion presents an analysis of our results of operations for the six months ended June 30, 2022 and 2023. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

	Six Months Ended
	June 30,
	2022	2023	$ Change	% Change

	(dollars in thousands)
Revenues:
Wealth management fees	$1,032,600	$1,089,463	$56,863	5.5%
Other	43,178	51,849	8,671	20.1%
Total revenues	1,075,778	1,141,312	65,534	6.1%
Operating expenses:
Compensation and related expenses	359,931	414,948	55,017	15.3%
Management fees	274,641	263,629	(11,012)	(4.0)%
Selling, general and administrative	183,421	227,807	44,386	24.2%
Intangible amortization	124,925	146,409	21,484	17.2%
Non‑cash changes in fair value of estimated contingent consideration	(51,742)	22,564	74,306	143.6%
Depreciation and other amortization	7,438	8,020	582	7.8%
Total operating expenses	898,614	1,083,377	184,763	20.6%
Income from operations	177,164	57,935	(119,229)	(67.3)%
Other income (expense):
Interest income	20	1,103	1,083	*
Interest expense	(37,508)	(92,270)	(54,762)	(146.0)%
Amortization of debt financing costs	(2,050)	(2,220)	(170)	(8.3)%
Other expense—net	(1,487)	(2,954)	(1,467)	(98.7)%
Income from equity method investments	106	529	423	*
Total other expense—net	(40,919)	(95,812)	(54,893)	(134.2)%
Income (loss) before income tax	136,245	(37,877)	(174,122)	(127.8)%
Income tax expense (benefit)	47,845	(59,982)	107,827	225.4%
Net income	$88,400	$22,105	$(66,295)	(75.0)%
*	Not meaningful

Revenues

Wealth management fees increased $56.9 million, or 5.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. New partner firms added subsequent to the six months ended June 30, 2022 that are included in our results of operations for the six months ended June 30, 2023 include Octogone Holding, Icon Wealth Partners, FourThought Private Wealth, Beaumont Financial Partners, Spectrum Wealth Management and Westcourt Capital. Additionally, our partner firms completed 28 acquisitions subsequent to the six months ended June 30, 2022. The new partner firms contributed approximately $26.9 million in revenue during the six months ended June 30, 2023. The balance of the increase of $30.0 million was due to the revenue growth at our existing partner firms, including Connectus, associated with wealth management services, which includes partner firm-level acquisitions.

Other revenues increased $8.7 million, or 20.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Other revenues from new partner firms was approximately $6.2 million.

Operating Expenses

Compensation and related expenses increased $55.0 million, or 15.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase related to new partner firms was approximately $13.7 million. Non-cash equity compensation increased $1.4 million primarily from equity grants in 2022 and incremental non-cash equity compensation expense from the modification of certain equity awards in 2022. The balance of the increase of $39.9 million was due primarily to an increase in salaries and related expense of existing partner firms and partner firm-level acquisitions.

Management fees decreased $11.0 million, or 4.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Management fees are variable and a function of earnings during the period. The decrease principally resulted from a reduction in profitability splits with the management companies of $13.9 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was offset by an increase related to management fees for new partner firms of approximately $2.9 million.

Selling, general and administrative expenses increased $44.4 million, or 24.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. New partner firms added approximately $8.7 million. The balance of the increase of $35.7 million was due primarily to Merger-related expenses of $17.5 million and an increase in expenses related to information technology and insurance related to our existing partner firms and partner firm-level acquisitions.

Intangible amortization increased $21.5 million, or 17.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase related to new partner firms was approximately $6.6 million. The balance of the increase of $14.9 million was due primarily to partner firm-level acquisitions.

Non-cash changes in fair value of estimated contingent consideration increased $74.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, the probability that certain contingent consideration payments would be achieved increased due to Monte Carlo Simulation changes associated with market conditions and forecasts, resulting in an increase in the fair value of the contingent consideration liability.

Other income (expense)

Interest expense increased $54.8 million, or 146.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was due primarily to higher average interest rates during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased $107.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, we recorded a tax benefit on loss before income tax based on an estimated annual effective tax rate, excluding Merger-related expenses which is a significant unusual or infrequent item. In addition, we recorded a discrete tax benefit of $3.6 million attributable to the Merger-related expenses, resulting in an effective tax rate of 158.4% for the six months ended June 30, 2023. The estimated annual effective tax rate is primarily related to federal, state and local income taxes imposed on Focus Inc.’s allocable portion of taxable income from Focus LLC and reflects an estimated valuation allowance for deferred tax assets relating to business interest carryforwards.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2023, we met our cash and liquidity needs primarily through cash on hand, cash generated by our operations and borrowings under our Credit Facility. Over the next twelve months, and in the longer term, we expect that our cash and liquidity needs will be met by cash generated by our operations and borrowings under our Credit Facility, especially for acquisition activities. If our acquisition activity continues at an accelerated pace, or for larger acquisition opportunities, we may decide to issue equity either as consideration or, if market conditions are favorable, in an offering. For information regarding the Credit Facility, please read “—Credit Facilities.”

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

The payment obligations under the Tax Receivable Agreements are Focus Inc.’s obligations and not obligations of Focus LLC, and we expect that such payments required to be made under the Tax Receivable Agreements will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreements is by its nature imprecise. For purposes of the Tax Receivable Agreements, cash savings in tax generally are calculated by comparing Focus Inc.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount Focus Inc. would have been required to pay had it not been able to utilize any of the tax benefits subject to the Tax Receivable Agreements. During the six months ended June 30, 2023, payments totaling $9.6 million were made under the Tax Receivable Agreements. As of June 30, 2023, we expect that future payments to the TRA holders that have already exchanged Focus LLC units will be $215.0 million, in aggregate. Future payments under the Tax Receivable Agreements in respect of subsequent exchanges will be in addition to this amount.

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

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2022 and 2023:

	Six Months Ended
	June 30,
	2022	2023	$ Change	% Change

	(dollars in thousands)
Cash provided by (used in):
Operating activities	$129,292	$106,821	$(22,471)	(17.4)%
Investing activities	(263,717)	(150,233)	113,484	43.0%
Financing activities	46,129	40,250	(5,879)	(12.7)%
Cash and cash equivalents—end of period	221,049	137,040	(84,009)	(38.0)%

* Not meaningful

Operating Activities

Net cash used in operating activities includes net income adjusted for non-cash expenses such as intangible amortization, depreciation and other amortization, amortization of debt financing costs, non-cash equity compensation expense, non-cash changes in fair value of estimated contingent consideration, other non-cash items and changes in cash resulting from changes in operating assets and liabilities. Operating assets and liabilities include receivables from our clients, prepaid expenses and other assets, accounts payable and accrued expenses, deferred revenues and other assets and liabilities.

Net cash provided by operating activities decreased $22.5 million, or 17.4%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily related to an increase in prepaids and other assets which was partially offset by the timing of management fee payments which resulted in a decrease of payments to affiliates.

Investing Activities

Net cash used in investing activities decreased $113.5 million, or 43.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily related to a decrease in cash paid for acquisitions and contingent consideration of $111.8 million based on acquisition activity during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 decreased $5.9 million, or 12.7%, compared to the six months ended June 30, 2022. The decrease primarily related to increases in payments in connection with tax receivable agreements of $5.7 million and deferred cash consideration of $12.5 million, respectively, offset in part by a reduction in distributions for unitholders of $12.8 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

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

	Trailing 4-Quarters Ended June 30,
	2022	2023

	(in thousands)
Net cash provided by operating activities (1)(2)	$291,250	$266,128
Purchase of fixed assets	(13,129)	(24,056)
Distributions for unitholders	(29,159)	(10,200)
Payments under tax receivable agreements	(3,856)	(9,598)
Adjusted Free Cash Flow	$245,106	$222,274

(1)	A portion of contingent consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in investing and financing cash flows. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended June 30, 2022 was $20.4 million, $16.4 million, $23.1 million and $18.2 million, respectively, totaling $78.1 million for the trailing 4-quarters ended June 30, 2022. Contingent consideration paid classified as operating cash outflows for each quarter in the trailing 4-quarters ended June 30, 2023 was $29.5 million, $6.1 million, $9.0 million and $4.0 million, respectively, totaling $48.6 million for the trailing 4-quarters ended June 30, 2023. See Note 6 to our unaudited condensed consolidated financial statements for additional information.
(2)	A portion of deferred cash consideration paid is classified as operating cash outflows in accordance with GAAP, with the balance reflected in financing cash outflows. Deferred cash consideration paid classified as operating cash outflows was $0.3 million for the six months ended June 30, 2023.

Credit Facilities

As of June 30, 2023, our credit facility (the “Credit Facility”) consisted of a $2.5 billion first lien term loan B (the “First Lien Term Loan B”), consisting of a $1.75 billion tranche A (“First Lien Term Loan B - Tranche A”) and $784.4 million tranche B (“First Lien Term Loan B - Tranche B”), a $240.0 million delayed draw first lien term loan A (the “First Lien Term Loan A”) and a $650.0 million first lien revolving credit facility (the “First Lien Revolver”).

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

The First Lien Term Loan A bears interest (at our option) at: (i) SOFR plus a margin of 2.50% with a 0.50% SOFR floor or (ii) the lender’s Base Rate plus a margin of 1.50%. The First Lien Term Loan A has a nine month delayed draw feature, which expires on August 28, 2023. The delayed draw feature has a ticking fee with respect to the undrawn commitments with (i) no fee from 0-60 days from November 28, 2022 (the “Closing Date”), (ii) 50% of the interest rate margin for the First Lien Term Loan A from 61-120 days of the Closing Date and (iii) 100% of the interest rate margin for the First Lien Term Loan A after 121 days of the Closing Date. The First Lien Term Loan A, when drawn, will be issued at a discount of 1.50% which will be amortized to interest expense over the remaining term from the date that it is drawn. When drawn, the First Lien Term Loan A will require quarterly installment repayments equal to 0.25% in 2023, 0.50% in 2024 and 2025, 1.25% in 2026 and 1.875% in 2027. In December 2022, $20.0 million was borrowed under the First Lien Term Loan A at a discount of $300.0 thousand. During the six months ended June 30, 2023, $100.0 million was borrowed under the First Lien Term Loan A at a discount of $1.5 million. As of June 30, 2023, the First Lien Term Loan A has quarterly installment repayments of 300.0 thousand. The First Lien Term Loan A has a maturity date of November 2027.

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

We are required to maintain a First Lien Leverage Ratio (as defined in the Credit Facility) of not more than 6.25:1.00 as of the last day of each fiscal quarter. At June 30, 2023, our First Lien Leverage Ratio was 4.36:1.00, which satisfied the maximum ratio of 6.25:1.00. First Lien Leverage Ratio means the ratio of amounts outstanding under the First Lien Term Loan and First Lien Revolver plus other outstanding debt obligations secured by a lien on the assets of Focus LLC (excluding letters of credit other than unpaid drawings thereunder) minus unrestricted cash and cash equivalents to Consolidated EBITDA (as defined in the Credit Facility). Consolidated EBITDA for purposes of the Credit Facility was $576.9 million at June 30, 2023. Focus LLC is also subject on an annual basis to contingent principal payments based on an excess cash flow calculation (as defined in the Credit Facility) for any fiscal year if the First Lien Leverage Ratio exceeds 3.75:1.00. No contingent principal payments were required to be made in 2022. Based on the excess cash flow calculation for the year ended December 31, 2022, no contingent principal payments are required to be made in 2023.

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

At June 30, 2023, outstanding stated value borrowings under the Credit Facility were approximately $2.7 billion. The weighted-average interest rate for outstanding borrowings was approximately 7% for the six months ended June 30, 2023. As of June 30, 2023, the First Lien Revolver available unused commitment line was $640.3 million. At June 30, 2023, we had outstanding letters of credit in the amount of $9.7 million bearing interest at an annual rate of approximately 2%.

At June 30, 2023, we had three floating to fixed SOFR interest rate swap agreements (“SOFR Swaps”) with notional amounts of $400.0 million, $250.0 million and $200.0 million, the terms of which provide that we pay interest to the counterparty each month at a rate of 0.619%, 0.447% and 0.440%, respectively, and receive interest from each of the counterparties each month at the 1 month USD Term SOFR rate, subject to a 0.50% floor. The SOFR Swaps expire in March 2024 and April 2024.

At June 30, 2023, the Company also had two forward starting floating to fixed swaps (“SOFR Forward Swaps”) with notional amounts of $250.0 million and $250.0 million that commence in April 2024, based on the contracts executed in April 2023. The terms of these SOFR Forward Swaps provide that the Company pay interest to the counterparty each month at a rate of 3.157% and 3.176%, respectively, and receive interest from each of the counterparties each month at the 1 month USD Term SOFR rate, subject to a 0.50% floor. The term for the SOFR Forward Swaps is four years and expires in April 2028.

The SOFR Swaps effectively fix the variable interest rate applicable to the first $850.0 million of the Company’s variable interest rate borrowings outstanding. Beginning in April 2024, the SOFR Forward Swaps will effectively fix the variable interest rate applicable to $500.0 million of the Company’s variable interest rate borrowings outstanding. The Company designated these swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on this portion of its borrowings. Our First Lien Term Loan uses SOFR as a benchmark for establishing the interest rate.

Critical Accounting Policies

As of June 30, 2023, there have been no significant changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a significant effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to market risk is primarily related to our partner firms’ wealth management services. For the six months ended June 30, 2023, over 95% of our revenues were fee-based and recurring in nature. Although the substantial majority of our revenues are fee-based and recurring, our revenues can fluctuate due to macroeconomic factors and the overall state of the financial markets, particularly in the United States. The substantial majority of our revenues are derived from the wealth management fees charged by our partner firms for providing clients with investment advice, financial and tax planning, consulting, tax return preparation, family office services and other services. The majority of our wealth management fees are based on the value of the client assets and we expect those fees to increase over time as the assets increase. A decrease in the aggregate value of client assets across our partner firms may cause our revenue and income to decline.

Interest Rate Risk

Interest payable on our Credit Facility is variable. Interest rate changes will therefore affect the amount of our interest payments, future earnings and cash flows. We entered into SOFR Swaps and SOFR Forward Swaps to manage interest rate exposure in connection with our variable interest rate borrowings. As of June 30, 2023, we had total stated value borrowings outstanding under our Credit Facility of approximately $2.7 billion. At June 30, 2023, interest payments associated with $850 million of these borrowings was effectively converted to a fixed rate through the use of SOFR Swaps. The contract period of 4 years for the SOFR Forward Swaps will commence in April 2024. If 1 month USD Term SOFR was 1.0% higher during the six months ended June 30, 2023, our interest expense would have increased by approximately $8.9 million.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective, at the reasonable assurance level. Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of all possible controls and procedures.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Relating to the Merger

On March 28, 2023, Mark “Mickey” Segal and KSFB Management, LLC (“KSFB”), the management company for certain Focus LLC subsidiaries (the “NKSFB Subsidiaries”), brought an action against Focus LLC and Goldman Sachs in the Superior Court of the State of California. The complaint alleged, among other things, that Focus LLC and Goldman Sachs’ efforts in respect of a potential sale of the Company to CD&R violated certain duties and obligations owed to Mr. Segal and KSFB in connection with a separate potential transaction involving the sale of the NKSFB Subsidiaries and KSFB. Mr. Segal voluntarily dismissed certain claims in June 2023 and, on August 2, 2023, the court dismissed the remainder of the case based on the applicable New York forum selection clause. Additionally, on June 7, 2023, KSFB brought an additional action against Focus LLC in the Superior Court of the State of California seeking declaratory and injunctive relief with respect to the enforceability of a restrictive covenant contained within a management agreement among Focus LLC, the NKSFB Subsidiaries, KSFB and the principals party thereto.

On June 19, 2023, a purported stockholder of the Company brought an action against the individual members of the board, certain members of Company management, Focus Inc., CD&R, and Stone Point in New York state court.  The complaint alleged that the proxy statement filed in connection with the Merger negligently misrepresented or omitted certain information.  In order to moot what the Company considered to be unmeritorious disclosure claims, alleviate the costs, risks and uncertainties inherent in litigation and provide additional information to its stockholders, the Company determined to voluntarily supplement the proxy statement with certain information as described in the Current Report on Form 8-K filed on July 6, 2023. As a result of such supplemental disclosure, the named plaintiff decided that the claims in the lawsuit were mooted and dismissed the action with prejudice on July 7, 2023.

In July 2023, four purported stockholders of the Company brought actions against the Company in the Delaware Court of Chancery seeking the Company’s books and records relating to the Mergers.

The Company intends to defend all of the above lawsuits that remain active vigorously but cannot predict the ultimate outcome of these lawsuits or the amount of time and expense that will be required to resolve them.

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

Consummation of the Merger is subject to the satisfaction or, if permitted by law, waiver by Parent, Focus Inc. or both of a number of conditions, including among other customary closing conditions that (a) the Merger Agreement be adopted by the affirmative vote of (i) the holders of a majority in voting power of the outstanding shares of our common stock, voting together as a single class, and entitled to vote thereon and (ii) the holders of a majority in voting power of the outstanding shares of our common stock beneficially owned by shareholders other than CD&R, Stone Point and certain of their affiliates and portfolio companies and persons who are “officers” of Focus Inc. within the meaning of Rule 16a-1(f) of the Exchange Act, voting together as a single class, and entitled to vote thereon, (b) the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired or been terminated and the necessary approvals, clearances or expirations of waiting periods under certain other antitrust, foreign direct investment and other laws have been obtained or deemed obtained as a result of the expiry of applicable waiting periods, (c) no court or other governmental authority has enacted, announced, issued, promulgated, enforced or entered into any law that restrains, enjoins, renders illegal or otherwise prohibits consummation of the Merger and (d) the absence of a material adverse effect since the date of the Merger Agreement. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to certain materiality qualifiers).

The Merger Agreement was unanimously approved by our board of directors, based on the recommendation of a special committee of the board of directors. At a Special Meeting held on July 14, 2023, the shareholders of the Company, including a majority in voting power of the outstanding shares of common stock held by Unaffiliated Stockholders (as defined in the Merger Agreement), adopted and approved the Merger Agreement. However, the failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.

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

None.

Item 5. Other Information

None.

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

FOCUS FINANCIAL PARTNERS INC.

Date: August 3, 2023	By:	/s/ RUEDIGER ADOLF
Ruediger Adolf
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ JAMES SHANAHAN
James Shanahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)